Form 10-K
period 1996-06-30
HOME FEDERAL BANCORP
filed 1996-10-01
CIK 867493

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1996

                                       or

Transition report pursuant to Section 13 or 15(d) or the Securities Exchange Act of 1934

For the transition period from ___________ to _____________

Commission file number:                0-18847

                              HOME FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

            United States                               35-1807839
    (State or other jurisdiction                     (I.R.S. Employer
  of incorporation or organization)                 Identification No.)

 222 West Second Street, Seymour, Indiana                   47274
 (Address of Principal Executive Offices)                (Zip Code)

Registrants telephone number including area code: (812) 522-1592

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                       and
                          Common Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ______ NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 20, 1996, was $56,981,839.

The number of shares of the Registrants Common Stock, no par value, outstanding as of September 20, 1996, was 2,226,282 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1996, are incorporated into Part II. Portions of the Proxy Statement for the 1996 annual meeting of shareholders are incorporated into Part I and Part III.


                            Exhibit Index on Page 37
                               Page l of 41 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX


Item 1.      Business..................................................     1
Item 2.      Properties................................................    29
Item 3.      Legal Proceedings.........................................    30
Item 4.      Submission of Matters to a Vote
               of Security Holders.....................................    30
Item 4.5     Executive Officers of Home Federal Bancorp................    30
Item 5.      Market for Registrant's Common Equity and
               Related Stockholder Matters.............................    30
Item 6.      Selected Financial Data...................................    32
Item 7.      Management's Discussion and Analysis of
               Financial Condition and Results of
             Operations................................................    32
Item 8.      Financial Statements and Supplementary Data...............    32
Item 9.      Changes in and Disagreements with Accountants
               on Accounting and Financial
             Disclosure................................................    32
Item 10.     Directors and Executive Officers of the Registrant........    32
Item 11.     Executive Compensation....................................    32
Item 12.     Security Ownership of Certain Beneficial
               Owners and Management...................................    32
Item 13.     Certain Relationships and Related Transactions............    32
Item 14.     Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K.................................    33
SIGNATURES   ..........................................................    34

                                     PART I

Item 1.           Business

General

         Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized in August, 1990 to become a unitary savings and loan holding company. The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Home Federal Savings Bank ("Home Federal" or the "Bank"). The Company was a shell corporation until Home Federal reorganized in March, 1993.

         Home Federal began operations in Seymour, Indiana under the name New Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January 14, 1988, Home Federal converted to stock form and on March 1, 1993, Home Federal reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal. Home Federal currently provides services through its main office at 222 West Second Street in Seymour, Indiana, fifteen full service branches located in south central Indiana, and the Magic Line(R) network of automated teller machines at seven locations in Seymour, Columbus, North Vernon and Batesville. In August, 1994, Home Federal opened a loan production office in Greensburg, Indiana. As a result, Home Federal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur and Washington Counties in Indiana. Home Federal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc.(R) and Cirrus(R) System.

         Home Federal directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) NOW accounts; (iii) regular and term savings accounts and savings certificates;
(iv) Linsco Private Ledger Financial Services, Inc. ("Private Ledger") full-service securities brokerage services; (v) consumer loans; (vi) annuity and life insurance products; (vii) Individual Retirement Accounts and Keogh plans;
(viii) commercial loans; (ix) real estate development; and (x) commercial demand deposit accounts.

         Home Federal's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. These loans are generally secured by first mortgages on the property. Virtually all of the real estate loans originated by Home Federal are secured by properties located in Indiana, although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition, Home Federal makes secured and unsecured consumer related loans (including consumer auto loans, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At June 30, 1996, approximately 19.6% of its loans were consumer-related loans and 13.6% of its loans were commercial mortgage loans. Home Federal also makes construction loans, which constituted 7.4% of Home Federal's loans at June 30, 1996. Finally, Home Federal makes commercial loans, which constituted 7.5% of its loans at June 30, 1996.

Lending Activities

         Loan Portfolio Data

         The following two tables set forth the composition of Home Federal's loan portfolio by loan type and security type as of the dates indicated. The third table represents a reconciliation of gross loans receivable after consideration of undisbursed portions of loans in process, deferred loan fees, the allowance for loan losses, unearned discounts on loans and purchase discounts.


                                                                                         At June 30,
                                                              ---------------------------------------------------------------
                                                                      1996                  1995                    1994
                                                               Amount     Percent      Amount   Percent      Amount   Percent
                                                               ------     -------      ------   -------      ------   -------
                                                                                                           (Dollars In Thousands)
TYPE OF LOAN
First mortgage loans:
   One-to four-family residential loans...................    $275,975     50.9%     $266,909     55.1%    $276,648     59.7%
   Commercial and multi-family............................      73,853     13.6%       63,215     13.0%      59,830     12.9%
   Loans on property under construction...................      40,407      7.4%       23,982      4.9%      25,547      5.5%
   Loans on unimproved acreage............................       3,252      0.6%        2,554      0.5%       2,053      0.4%
   FHA and VA loans.......................................       2,143      0.4%        1,600      0.3%       1,735      0.4%
Second mortgage, home equity..............................      50,372      9.3%       40,536      8.4%      29,376      6.3%
Commercial loans..........................................      40,609      7.5%       28,881      6.0%      21,660      4.7%
Consumer loans............................................      11,952      2.2%       11,392      2.3%       4,381      1.0%
Auto loans................................................      20,883      3.8%       21,506      4.4%      19,164      4.1%
Mobile home loans.........................................      18,833      3.5%       20,258      4.2%      19,287      4.2%
Savings account loans.....................................       4,199      0.8%        4,407      0.9%       3,684      0.8%
                                                              --------    -----      --------    -----     --------    -----
   Gross loans receivable.................................    $542,478    100.0%     $485,240    100.0%    $463,365    100.0%
                                                              ========    =====      ========    =====     ========    =====

TYPE OF SECURITY
Residential:
   One- to four-family....................................    $358,003     66.0%     $326,296     67.3%    $326,055     70.4%
   Multi-dwelling units...................................      23,807      4.4%       20,488      4.2%      22,004      4.7%
Commercial real estate....................................      60,940     11.2%       49,458     10.2%      45,077      9.7%
Commercial................................................      40,609      7.5%       28,881      6.0%      21,660      4.7%
Mobile home...............................................      18,833      3.5%       20,258      4.2%      19,287      4.2%
Savings account...........................................       4,199      0.8%        4,407      0.9%       3,684      0.8%
Auto .....................................................      20,883      3.8%       21,506      4.4%      19,164      4.1%
Other consumer............................................      11,952      2.2%       11,392      2.3%       4,381      1.0%
Land acquisition..........................................       3,252      0.6%        2,554      0.5%       2,053      0.4%
                                                              --------    -----      --------    -----     --------    -----
     Gross loans receivable...............................    $542,478    100.0%     $485,240    100.0%    $463,365    100.0%
                                                              ========    =====      ========    =====     ========    =====

LOANS RECEIVABLE-NET
Gross loans receivable....................................    $542,478    104.3%     $485,240    103.2%    $463,365    103.9%
Deduct:
Unidisbursed portion of loans in process..................     (18,249)    (3.5)     (11,291)   (2.4)      (13,377)    (3.0)%
Deferred net loan fees....................................        (963)    (0.2)      (1,069)   (0.2)       (1,204)    (0.3)%
Allowance for loan losses.................................      (3,061)    (0.6)      (2,806)   (0.6)       (2,580)    (0.6)%
Unearned discounts........................................         (19)     0.0          (53)     ---         (114)      ---%
Purchase discount.........................................         (89)     0.0         (138)     ---         (187)      ---%
                                                              --------    -----      --------    -----     --------    -----
   Net loans receivable...................................    $520,097    100.0%     $469,883  100.0%      $445,903    100.0%
                                                              ========    =====      ========    =====     ========    =====

                                                                            At June 30,
                                                            -----------------------------------------
                                                                     1993                1992
                                                            -------------------   -------------------
                                                             Amount    Percent      Amount   Percent
                                                             ------    -------      ------   -------

TYPE OF LOAN
First mortgage loans:
   One-to four-family residential loans................... $255,074      61.4%    $226,612     61.0%
   Commercial and multi-family............................   51,393      12.4%      46,466     12.5%
   Loans on property under construction...................   21,760       5.2%       8,143      2.2%
   Loans on unimproved acreage............................    1,988       0.5%       1,502      0.4%
   FHA and VA loans.......................................    2,531       0.6%       3,212      0.9%
Second mortgage, home equity..............................   27,157       6.5%      27,694      7.4%
Commercial loans..........................................   17,234       4.2%      17,697      4.8%
Consumer loans............................................    5,796       1.4%       6,278      1.7%
Auto loans................................................   11,719       2.8%      14,597      3.9%
Mobile home loans.........................................   16,416       4.0%      15,230      4.1%
Savings account loans.....................................    4,295       1.0%       4,225      1.1%
                                                           --------     -----     --------    -----
   Gross loans receivable................................. $415,363     100.0%    $371,656    100.0%
                                                           ========     =====     ========    =====

TYPE OF SECURITY
Residential:
   One- to four-family.................................... $298,478      71.8%    $265,385     71.4%
   Multi-dwelling units...................................   16,664       4.0%       8,678      2.3%
Commercial real estate....................................   42,773      10.3%      38,064     10.3%
Commercial................................................   17,234       4.2%      17,697      4.8%
Mobile home...............................................   16,416       4.0%      15,230      4.1%
Savings account...........................................    4,295       1.0%       4,225      1.1%
Auto .....................................................   11,719       2.8%      14,597      3.9%
Other consumer............................................    5,796       1.4%       6,278      1.7%
Land acquisition..........................................    1,988        .5%       1,502       .4%
                                                           --------     -----     --------    -----
     Gross loans receivable............................... $415,363     100.0%    $371,656    100.0%
                                                           ========     =====     ========    =====

LOANS RECEIVABLE-NET
Gross loans receivable.................................... $415,363     103.8%    $371,656    102.1%
Deduct:
Unidisbursed portion of loans in process..................  (11,603)     (2.9)      (4,104)    (1.1)%
Deferred net loan fees....................................   (1,082)      (.3)        (820)     (.2)%
Allowance for loan losses.................................   (2,257)      (.5)      (2,123)     (.6)%
Unearned discounts........................................     (220)     ----         (408)     (.1)%
Purchase discount.........................................     (221)      (.1)        (242)     (.1)%
                                                           --------     -----     --------    -----
   Net loans receivable................................... $399,980    100.0%     $363,959   100.0%
                                                           ========     =====     ========    =====



The following tables summarize the contractual maturities for Home Federal's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                                                              Maturities in Fiscal
                               Balance     ------------------------------------------------------------------------
                             Outstanding                                   2000       2002      2007        2012
                              At June 30,                                   to         to        to         and
                                 1996       1997       1998     1999      2001        2006      2011     thereafter
                                 ----       ----       ----     ----      ----        ----      ----     ----------
                                                           (In Thousands)
Real estate...............    $405,800     $7,174    $2,603    $5,027    $17,795   $90,628   $119,548     $163,025
Mortgage-backed
   certificates,
   collateralized mortgage
   obligations............      27,975        215     1,303     2,734      6,744     5,558      5,977        5,444
Construction loans........      40,252      6,091     3,478       ---        ---     2,582      1,115       26,986
Commercial loans..........      40,618     12,098     7,675     4,110      5,427     8,048      2,972          288
Other  loans..............      55,808     11,591     4,124     6,952     15,827     5,893     11,311          110
                              --------    -------   -------   -------    -------  --------   --------     --------
   Total..................    $570,453    $37,169   $19,183   $18,823    $45,793  $112,709   $140,923     $195,853
                              ========    =======   =======   =======    =======  ========   ========     ========



Interest Rate Sensitivity:

                                                                     Due After June 30, 1997
                                                              -------------------------------------------
                                                               Fixed                       Variable Rate
                                                                Rate                        and Balloon
                                                              ---------                    --------------
                                                                         (In Thousands)

Real estate..............................................      $122,930                      $275,696
Mortgage-backed certificates,
   collateralized mortgage obligations...................        23,399                         4,361
Construction loans.......................................         4,335                        29,826
Commercial loans ........................................         6,588                        21,932
Other loans..............................................        44,193                            24
                                                               --------                      --------
   Total.................................................      $201,445                      $331,839
                                                               ========                      ========


         Residential Mortgage Loans

         Approximately 96% of Home Federal's residential mortgage lending activity involves the origination of loans secured by one-to four-family residential properties. Home Federal is authorized to make one-to four-family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index. Home Federal also makes residential mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 1996, $392 million, or 72.3%, of Home Federal's total loan portfolio consisted of residential first mortgage loans, $278 million, or 51.3%, of which were secured by one- to four-family homes.

Many of the residential mortgage loans currently offered by Home Federal have adjustable rates. These loans generally have interest rates which adjust (up or down) semi-annually or annually, with maximum rates which vary depending upon when the loans are written. The adjustment is currently based upon the weekly average of the one-year Treasury constant maturity rate.

         The rates offered on Home Federal's adjustable-rate and fixed-rate residential mortgage loans are generally competitive with the rates offered by other financial institutions in its south central Indiana market area.

         Although Home Federal's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancings, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.

         All of the residential mortgages Home Federal currently originates include "due on sale" clauses, which give Home Federal the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Qualified borrowers are not permitted to assume mortgages at rates below the current market rate, unless the instrument does not include a due on sale provision. Home Federal utilizes the due on sale clause as a means of increasing the rate of interest on existing loans by negotiating with the buyer new interest rates at the time of sale.

         The Office of Thrift Supervision (the "OTS") requires institutions it regulates to establish loan-to-value ratios consistent with their supervisory loan-to-value limits. The supervisory limits adopted by the OTS are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to four-family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of Home Federal Savings Bank approved a set of loan-to-value ratios consistent with these supervisory limits. In some instances, Home Federal's limits are more stringent than those set by the OTS.

         It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the OTS limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100 percent of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to four-family residential properties should not exceed 30 percent of total capital.

         Commercial Mortgage Loans

         At June 30, 1996, 13.6% of Home Federal's total loan portfolio consisted of mortgage loans secured by commercial real estate. These properties consisted primarily of shopping centers, office buildings, nursing homes, manufacturing plants, warehouses, motels, apartment buildings and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, are written for terms not exceeding 30 years, and require an 80% loan-to-value ratio. Commitments for these loans in excess of $1 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 1996, had a balance of $3.8 million. At that date, approximately 99% of Home Federal's commercial real estate loans consisted of loans secured by real estate located in Indiana.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a thrift's portfolio of commercial real estate loans is limited to 400% of its capital. Also, FIRREA's Qualified Thrift Lender test limits the amount of commercial real estate loans made by thrifts. See "Regulation --Qualified Thrift Lender." However, Home Federal currently complies with the commercial real estate loan limitation, and neither that limitation nor the Qualified Thrift Lender test significantly limits the ability of Home Federal to make commercial real estate loans in its market area.

         Generally, commercial mortgage loans involve greater risk to Home Federal than do residential loans. Commercial mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the general economy.

         Construction Loans

         Home Federal offers conventional short-term construction loans. At June 30, 1996, 7.4% of Home Federal's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 1996, was $3.3 million.

         Consumer Loans

         Federal laws and regulations permit federally chartered savings institutions to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the institution's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and loans secured by savings accounts. However, the Qualified Thrift Lender test restricts some thrifts from making consumer loans. See "Regulation -- Qualified Thrift Lender."

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $106 million on June 30, 1996, or approximately 19.6% of Home Federal's total loan portfolio.

         Second mortgage loans are made for terms of 5 - 15 years, and are fixed-rate loans. Home Federal's minimum for such loans is $5,000, and Home Federal will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of June 30, 1996, Home Federal had $22.3 million of second mortgage loans, which equaled 4.1% of its total loan portfolio. Home Federal aggressively markets home equity loans, which are adjustable-rate loans. As of June 30, 1996, Home Federal had $28.0 million drawn on its home equity loans, or 5.2% of its total loan portfolio, with $34.9 million of additional credit available to its borrowers under existing home equity loans.

         Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of June 30, 1996, $20.9 million, or 3.8%, of Home Federal's total loan portfolio consisted of automobile loans.

         As of June 30, 1996, $18.8 million, or 3.5%, of Home Federal's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years. On new mobile home loans, Home Federal requires a loan-to-value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, Home Federal makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

         Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to Home Federal's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of June 30, 1996, $4.2 million, or
 .8%, of Home Federal's total loan portfolio consisted of savings account loans.

         Although consumer-related loans generally involve a higher level of risk than one-to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in Home Federal's asset/liability management.

         Commercial Loans

         Collateral for Home Federal's commercial loans includes manufacturing equipment, securities, real estate, inventory and accounts receivable. Terms of these loans are normally for up to ten years and have adjustable rates tied to reported prime rates and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of June 30, 1996, $40.6 million, or 7.5%, of Home Federal's total loan portfolio consisted of commercial loans.

         Origination, Purchase and Sale of Loans

         Home Federal originates residential loans in conformity with standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA") to assure maximum eligibility for possible resale in the secondary market. Although Home Federal currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the central and south central Indiana area. Home Federal's loan originations are generated primarily from referrals from real estate brokers, builders, developers and existing customers, newspaper, radio and periodical advertising and walk-in customers. Home Federal's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.

         Home Federal studies the employment, credit history, and information on the historical and projected income and expenses of its individual and corporate mortgagors to assess their ability to repay its mortgage loans. It uses its staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance or abstracts accompanied by an attorney's opinion evidencing Home Federal's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. Home Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which Home Federal makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

         The procedure for approval of loans on property under construction is the same as for residential mortgage loans, except that the appraisal obtained evaluates the building plans, construction specifications and estimates of construction costs. Home Federal also evaluates the feasibility of the construction project and the experience and track record of the builder or developer.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         In order to generate loan fee and servicing income and recycle funds for additional lending activities, Home Federal seeks to sell loans in the secondary market. Loan sales can enable Home Federal to recognize significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $107 million of fixed-rate loans in the fiscal year ended June 30, 1996. Home Federal's current lending policy is to sell fixed-rate residential mortgage loans exceeding 15 year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, Home Federal will consider selling fixed-rate loans with 15 year maturities as well as adjustable-rate loans. Home Federal sells participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

         When loans are sold, Home Federal typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services. The amount of fees received by Home Federal varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1996, Home Federal serviced $267 million of loans sold to other parties. Gains and losses on sales of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

         Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable Home Federal to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participations it acquires in commercial real estate loans require a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a complete financial analysis of the loan. Servicing of loans purchased is generally done by the seller. At June 30, 1996, approximately 1.1%, or $6.1 million, of Home Federal's gross loan portfolio was serviced by others.

The following table shows loan activity for Home Federal during the periods indicated:


                                                                                 Year Ended June 30,
                                                                     -------------------------------------------
                                                                       1996             1995              1994
                                                                     -------          --------         --------
                                                                               (Dollars in Thousands)

Gross loans receivable at beginning of periods....................   $469,883          $463,365         $415,363
   Loans originated:
   Mortgage loans and contracts:
     Construction:
       Residential................................................     45,336            24,465           29,649
       Commercial.................................................     12,058             6,361            9,814
     Purchases:
       Residential................................................    112,549            88,692           57,937
       Commercial.................................................      7,214             3,809            7,222
     Refinancing..................................................     88,861            26,723          111,938
     Other........................................................      1,302             1,054              867
                                                                      -------          --------         --------
       Total......................................................    267,320           151,104          217,427

   Commercial.....................................................     51,537            28,556           14,909
   Consumer.......................................................     35,800            42,037           52,211
                                                                      -------          --------         --------
     Total loans originated.......................................    354,657           221,697          284,547
Loans purchased:
   Residential....................................................      2,140               ---              ---
   Other .........................................................      1,477               ---              894
                                                                      -------          --------         --------
     Total loans originated and purchased.........................    358,274           221,697          285,441
                                                                      -------          --------         --------
Real estate loans sold............................................    107,500            52,686          109,584
Loan repayments and other deductions..............................    178,179           147,136          127,855
                                                                      -------          --------         --------
   Total loans sold, loan repayments and other deductions.........    285,679           199,822          237,439
                                                                      -------          --------         --------
Net loan activity.................................................     72,595            21,875           48,002
                                                                      -------          --------         --------
Gross loans receivable at end of period...........................    542,478           485,240          463,365
Adjustments.......................................................    (22,381)          (15,357)         (17,462)
                                                                      -------          --------         --------
Net loans receivable at end of period.............................    520,097          $469,883         $445,903
                                                                      =======          ========         ========


         FIRREA contains a generally more stringent loans-to-one-borrower limitation than that applicable to savings associations before FIRREA's enactment. Under FIRREA, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 irrespective of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. Loans made prior to FIRREA, however, are not subject to these limitations. The maximum amount which Home Federal could have loaned to one borrower and the borrower's related entities at June 30, 1996 under the 15% of capital limitation was $8.2 million. At that date, the highest outstanding balance of loans by Home Federal to one borrower and related entities was approximately $7.0 million, an amount within such loans-to-one borrower limitations.

         Origination and Other Fees

         Home Federal realizes income from fees for originating loans, late charges, NOW account fees and fees for other miscellaneous services. Home Federal charges origination fees which range from 0% to 3.5% of the loan amount. Late charges are assessed fifteen days after payment is due. Home Federal also receives commissions on Linsco Private Ledger full-service securities brokerage transactions which its subsidiary, Home Savings Corporation, offers to its customers.

         Non-performing Assets

         Late charges on mortgage loans are assessed by Home Federal if a payment is not received by the 16th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. At the same time the notice is mailed, the delinquent account is downloaded to a PC-based collection system and assigned to a specific loan service representative. The loan service representative will attempt to make contact with the customer via a phone call to efficiently and effectively resolve any problem that might exist. If contact by phone is not possible, mail, in the form of preapproved form letters, will be used during the 16th and the 30th days following a specific due date. After the 30th day following any due date, or at the time a second payment has come due, if no contact has been made with the customer, a personal visit will be conducted by a Loan Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan. Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

         When an advanced stage of delinquency appears (generally around the 90th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, Home Federal will make a determination of how to proceed to protect the interests of both the customer and Home Federal. It may be necessary for the borrower to attempt to sell the property at Home Federal's request. If a resolution cannot be arranged, Home Federal will consider avenues necessary to obtain title to the property which include foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate. However, Home Federal attempts to avoid taking title to the property if at all possible.

         Home Federal has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. Home Federal performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

         On June 30, 1996, Home Federal held $48,000 of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are is classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent writedown resulting therefrom is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

         Consumer loan borrowers who fail to make payments are contacted promptly by the Loan Service Department in an effort to effectively and efficiently cure any delinquency. A notice of delinquency is sent 10 days after any specific due date when no payment has been received. The delinquent account is downloaded to a PC-based collection system and assigned to a specific loan service representative. The loan service representative will then attempt to contact the borrower via a phone call.

         Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by Home Federal on how to proceed. Home Federal may initiate action to obtain collateral (if any) or collect the debt through the legal remedies available.

         Collateral obtained as a result of loan default is retained by Home Federal as an asset until sold or otherwise disposed.

         The table below sets forth the amounts and categories of Home Federal's non-performing assets (non-accrual loans, loans past due 90 days or more, real estate owned, and other repossessed assets) for the last five years. It is the policy of Home Federal that all earned but uncollected interest on conventional loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any portion that is due but uncollected for a period in excess of 90 days. The determination is based upon factors such as the amount outstanding of the loan as a percentage of the appraised value of the property and the delinquency record of the borrower.

                                                                               At June 30,
                                                     ------------------------------------------------------------
                                                      1996          1995         1994         1993         1992
                                                     ------        ------       ------       ------       ------
                                                                         (Dollars in Thousands)
Non-performing Assets:
   Loans:
     Non-Accrual...............................      $2,871        $2,431       $1,887       $1,428       $2,637
     Past due 90 days or more..................          89            81          115        1,292          755
   Restructured loans..........................           1           102          283          597        1,006
                                                     ======        ======       ======       ======       ======
   Total non-performing loans..................       2,961         2,614        2,285        3,317        4,398
   Real estate owned, net (1)..................         ---           ---          370        1,025        1,598
   Other repossessed assets, net...............          48            41           71           25           35
   Total non-performing assets (2).............       3,009        $2,655       $2,726       $4,367       $6,031
                                                     ------        ------       ------       ------       ------
   Non-performing assets to total assets.......         .48%          .45%         .50%         .82%         1.19%
                                                     ======        ======       ======       ======       ======
   Loans with allowance for
     uncollected interest......................      $2,872        $2,531       $2,167       $2,018       $2,989


(1) Refers to real estate acquired by Home Federal through foreclosure, voluntary deed, or in-substance foreclosure, net of reserve.

(2) At June 30, 1996, 54.2% of Home Federal's non-performing assets consisted of residential mortgage loans, 20.3% consisted of commercial real estate loans, 10.2% consisted of commercial loans, 13.7% consisted of consumer-related loans, and 1.6% consisted of real estate owned and other repossessed assets.

         For the year ended June 30, 1996, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $274,000 compared to actual income recorded of $155,000. At June 30, 1996, Home Federal had approximately $5.5 million in loans that were 30-89 days past due.

         The allowance for loan losses represents amounts available to absorb future loan losses. Loans or portions thereof are charged to the allowance when losses are considered probable. Recoveries of amounts previously charged off are added to the allowance and provisions for loan losses are charged or credited to earnings to bring the allowance to a level considered necessary by management.

         For the year ended June 30, 1996, Home Federal charged off loans totaling $453,000 and realized recoveries of $70,000 on previously charged-off loans. Based on management's continuing review of the loan portfolio, historical charge-offs and current economic conditions, Home Federal recorded a charge to earnings of $638,000 to adjust the allowance to $3.1 million as of June 30, 1996.

Investments

         Home Federal's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations and U.S. Government agency obligations. At June 30, 1996, 1995, and 1994, Home Federal had approximately $57.9 million, $59.3 million and $60.4 million in investments, respectively.

         Home Federal's investment portfolio is managed by its officers in accordance with an investment policy approved by the Board of Directors. The Board reviews all transactions and activities in the investment portfolio on a monthly basis. Home Federal does not purchase corporate debt securities which are not rated in one of the top four investment grade categories by one of several generally recognized independent rating agencies. Home Federal's investment strategy has enabled it to (i) shorten the average term to maturity of its assets, (ii) improve the yield on its investments, (iii) meet federal liquidity requirements and (iv) maintain liquidity at a level that assures the availability of adequate funds.

         The OTS requires savings associations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States government, state or federal agency obligations, corporate debt securities, commercial paper, certain mutual funds, certain mortgage related securities, and certain first lien residential mortgage loans) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%. Monetary penalties may be imposed for failure to meet the liquidity requirement. At June 30, 1996, Home Federal had liquid assets of $48.7 million, and a liquidity ratio of 10.1%, which exceeded its liquidity requirement.

Source Of Funds

         General

         Deposits have traditionally been the primary source of funds of Home Federal for use in lending and investment activities. In addition to deposits, Home Federal derives funds from loan amortization, prepayments, borrowings from the FHLB of Indianapolis and income on earning assets. While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions and levels of competition. Borrowings may be used to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded activities. See "-- Borrowings."

         Deposits

         Consumer and commercial deposits are attracted principally from within Home Federal's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, passbook accounts and commercial demand deposit accounts. Home Federal does not actively solicit or advertise for deposits outside of the counties in which its branches are located. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. To attract funds, Home Federal pays higher rates on larger balances within the same maturity class.

         Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, Home Federal would be deemed a well-capitalized institution.

         An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or
(2) in the market area in which such deposits would otherwise be accepted.

         Adequately capitalized institutions, whether or not they accept brokered deposits pursuant to a waiver from the FDIC, are prohibited from paying a rate of interest on such funds which, at the time such funds are accepted, significantly exceeds (1) the rate paid on deposits of similar maturity in such institution's normal market area for deposits accepted in the institution's normal market area or (2) the "national rate" paid on deposits of comparable maturity for deposits accepted outside the institution's normal market area. The national rate is (1) 120 percent of the current yield on similar maturity U.S. Treasury obligations or (2) in the case of any deposit at least half of which is uninsured (institutional or wholesale deposits), 130 percent of such applicable yield. A rate is deemed to be "significantly" higher or excessive if it exceeds by more than 75 basis points the applicable benchmark (i.e., the local rate or national rate).

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Home Federal on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

         Deposit accounts at Home Federal at June 30, 1996, were as follows:



                                                       Minimum                                            Weighted
                                                       Opening        Balance at          % of             Average
Type of Account                                        Balance       June 30, 1996       Deposits           Rate
---------------                                        -------       -------------       --------         --------
                                                                         (Dollars in Thousands)
Withdrawable:
Passbook.........................................  $       1           $58,988             12.05%           3.00%
Money market savings.............................      1,000            25,188              5.14%           3.05%
NOW..............................................          1            70,856             14.48%           1.44%
   Total withdrawable............................                      155,032             31.67%           2.30%
                                                                      --------             -----
Certificates (original terms):
Less than 1 year.................................        500            83,830             17.12%           5.32%
12 to 23 months..................................        500            94,482             19.30%           5.81%
24 to 35 months..................................        500            71,232             14.55%           5.99%
36 to 59 months..................................        500            26,908              5.50%           5.54%
60 to 120 months.................................        500            58,089             11.86%           6.24%
   Total certificates............................                      334,541             68.33%           5.78%
                                                                      --------             -----
Total deposits...................................                     $489,573             100.0%           4.68%
                                                                      ========             =====



         The following table sets forth by nominal interest rate categories the composition of deposits of Home Federal at the dates indicated:


                                                                           At June 30,
                                                          -------------------------------------------
                                                            1996              1995             1994
                                                         ---------          --------         --------
                                                                     (Dollars in Thousands)
Non-interest bearing and below 3%.......................  $130,424          $124,334         $152,556
3.01% - 5.00%...........................................    62,219            78,023          191,395
5.01% - 7.00%...........................................   289,019           242,125           66,129
7.01% - 9.00%...........................................     7,911            22,238           34,891
9.01%  or greater.......................................       ---               366            1,016
                                                       -----------          --------         --------
Total..................................................$   489,573          $467,086         $445,987
                                                       ===========          ========         ========

         The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following June 30, 1996, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of June 30, 1996, have been allocated based upon certain rollover assumptions.

                               DEPOSIT MATURITIES
                             (Dollars in Thousands)


                                    2.00       3.01       4.01       5.01       6.01       7.01       8.01
                                     to         to         to         to         to         to         to                Percent of
                                    3.00%      4.00%      5.00%      6.00%      7.00%      8.00%      9.00%     Total      Total
                                    ----     ------    -------   --------    -------     ------     ------    --------   ----------
Certificate accounts maturing in
the twelve-month period ending:

June 30, 1997.....................  $580     $1,165    $35,612   $119,897    $61,600     $3,316       $477    $222,647        66.6%
June 30, 1998.....................   ---          5        247     48,821      7,584        605      1,676      58,938        17.6
June 30, 1999.....................   ---        ---          2     11,911      2,976      1,199         86      16,174         4.8
Thereafter........................   ---        ---        ---     12,534     23,696        493         59      36,782        11.0
                                    ----     ------    -------   --------    -------     ------     ------    --------       -----
                                    $580     $1,170    $35,861   $193,163    $95,856     $5,613     $2,298    $334,541       100.0%
                                    ====     ======    =======   ========    =======     ======     ======    ========       =====



         Included in the deposit totals in the above table are savings certificates of deposit with balances of over $100,000. The majority of these deposits are from regular customers of Home Federal. None of these were brokered deposits. The following table provides a breakdown at June 30, 1996 of certificates of greater than $100,000 by maturity.


                         ACCOUNTS GREATER THAN $100,000
                             (Dollars in Thousands)



                                        2.00       3.01       4.01       5.01       6.01       7.01
                                         to         to         to         to         to         to                Percent of
                                        3.00%      4.00%      5.00%      6.00%      7.00%      8.00%    Total      Total
                                        ----       ----     ------    -------    -------     ------    -------    ----------
Certificate accounts maturing
in the twelve-month period ending:

June 30, 1997.......................    $301       $317     $4,534    $32,773    $10,822     $1,655     50,402        87.2%
June 30, 1998.......................     ---        ---        ---      1,746        861        133      2,740         4.7
June 30, 1999.......................     ---        ---        ---        380        132        272        784         1.4
Thereafter..........................     ---        ---        ---        586      2,798        463      3,847         6.7
                                        ----       ----     ------    -------    -------     ------    -------       -----
 ....................................    $301       $317     $4,534    $35,485    $14,613     $2,523    $57,773       100.0%
                                        ====       ====     ======    =======    =======     ======    =======       =====

         The following table sets forth the change in dollar amount of deposits in the various accounts offered by Home Federal for the periods indicated.


                                                                                DEPOSIT ACTIVITY
                                                                             (Dollars in Thousands)
                                  Balance                           Balance                          Balance
                                    at                                at                               at
                                 June 30,     % of      Increase   June 30,     % of     Increase    June 30,    % of      Increase
                                   1996     Deposits   (Decrease)    1995     Deposits  (Decrease)    1994    Deposits   (Decrease)
                                ----------  --------   ----------    ----     --------  ----------    ----    --------   ----------

Withdrawable:
Passbook ........................  $58,988    12.1%       $2,991    $55,997     12.0%     $(2,323)    $58,320   13.1%    $   3,595
Money Market Savings.............   25,188     5.1         2,322     22,866      4.9       (3,517)     26,383    5.9        (1,080)
NOW        ......................   70,856    14.5         3,646     67,210     14.4        2,707      64,503   14.5         8,648
   Total withdrawable............  155,032    31.7         8,959    146,073     31.3       (3,133)    149,206   33.5        11,163
                                  --------   -----       -------   --------    -----      -------    --------  -----     ---------
Certificates:
Less than one year...............   83,830    17.1        24,290     59,540     12.7      (23,486)     83,026   18.6        11,377
12 to 23 months..................   94,482    19.3       (13,303)   107,785     23.1       50,164      57,621   12.9       (26,003)
24 to 35 months..................   71,232    14.5         6,602     64,630     13.8        9,509      55,121   12.3        (7,223)
36 to 59 months..................   26,908     5.5          (712)    27,620      5.9       (5,667)     33,287    7.5         7,662
60 to 120 months.................   58,089    11.9        (3,349)    61,438     13.2       (6,288)     67,726   15.2         3,533
                                  --------   -----       -------   --------    -----      -------    --------  -----     ---------

   Total certificate accounts....  334,541    68.3        13,528    321,013     68.7       24,232     296,781   66.5       (10,654)
                                  --------   -----       -------   --------    -----      -------    --------  -----     ---------
         Total deposits.......... $489,573   100.0%      $22,487   $467,086    100.0%     $21,099    $445,987  100.0%    $     509
                                  ========   =====       =======   ========    =====      =======    ========  =====     =========

Borrowings

         Home Federal relies upon advances (borrowings) from the FHLB of Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. This facility has historically been Home Federal's major source of borrowings. Advances from the FHLB of Indianapolis are typically secured by Home Federal's stock in the FHLB of Indianapolis and a portion of Home Federal's first mortgage loans and mortgage-backed securities.

         Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At June 30, 1996, Home Federal had advances totaling $70.7 million outstanding from the FHLB of Indianapolis.

         On June 30, 1993, the Company borrowed $13.0 million from LaSalle National Bank of Chicago, with the stock of Home Federal and its subsidiaries pledged as collateral (the "Senior Debt"). The Senior Debt bears interest at a variable rate of prime plus .75%, which was 9.00% at June 30, 1996. Of the net proceeds, the Company injected $10.0 million to Home Federal's Tier l capital. Home Federal used the proceeds to prepay $9.0 million of subordinated debt plus a prepayment penalty of $1.8 million. See Note 10 to the Consolidated Financial Statements included in the 1996 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of the Senior Debt.

         Other than the FHLB advances and the Senior Debt, Home Federal's only borrowings in recent years have been short-term borrowings. The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

                                                                   For the year ended June 30,
                                                            ---------------------------------------
                                                            1996              1995             1994
                                                            ----              ----             ----
                                                                     (Dollars in Thousands)
FHLB advances....................................          $16,000           $29,000          $22,000
Official check overnight remittance..............         $  4,280         $   3,086          $ 3,416
FHLB overnight remittance........................         $     57         $      38          $    60
Average amount of total
   short-term borrowings outstanding.............         $  6,822         $  24,225          $13,570


     The following table sets forth the maximum amount of short term FHLB advances outstanding at any month end durig the period shown and the weighted average rate of such FHLB advances.

                                          For the year ended June 30,
                                  ------------------------------------------
                                  1996               1995               1994
                                  ----               ----               ----
                                            (Dollars in Thousands)
     FHLB advances:
         Amount                   26,000            $15,500            $22,000
         Weighted average rate       6.2%               6.8%               6.4%


See Note 9 in the Notes to Consolidated Financial Statements included in the 1996 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of these borrowings.

Service Corporation Subsidiaries

         Federal savings banks generally may invest up to 2% of their assets in service corporations and make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special-purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

         One of Home Federal's subsidiaries, Home Savings Corporation ("HSC"), an Indiana corporation, is currently engaged in three types of activities: (i) real estate development; (ii) sales of life insurance products and annuities; and (iii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor. HSC has undertaken these activities as a part of Home Federal's business strategy of diversifying its operations into areas which, although related to traditional activities in which Home Federal has expertise and often involving a similar pool of potential customers, provide opportunities to earn income that are not as sensitive to changes in interest rates as is net interest income, and also to meet the needs of its customers by becoming a full-service financial center. Although these activities create a potential for a higher rate of return than mortgage lending, either directly through operations or indirectly through appreciation in value of the business or real property, these activities involve greater and different risks than those associated with thrift lending and can affect adversely the savings association's regulatory capital calculations. See "Regulation -- Regulatory Capital." At June 30, 1996, Home Federal's aggregate investment in HSC was $2.9 million. For the year ended June 30, 1996, HSC reported income of $455,000 from these operations. HSC's office is located at 222 West Second Street, Seymour, Indiana. The consolidated statements of operations of Home Federal and its subsidiaries included elsewhere herein include the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

         The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at June 30, 1996.

                                                                                                     Loans from
                                                                                                    Home Federal
                                                                                                     Outstanding
                                                      Date HSC Entered           Equity             at June 30,
Name                            Type of Project       into the Project         Investment               1996
--------------------        ---------------------     ----------------      -------------          --------------

Consortium Partners          Owns Family Financial        11/31/83           $   605,000             $      ---
                             Life Insurance
                             Company of New
                             Orleans

Coventry Associates          Real estate development       8/31/89           $   156,000             $      ---
                             in Seymour, Indiana

Heritage Woods II            Rental Apartment             11/15/89           $   132,000             $  145,000
                             project of low income
                             housing (22 units)

Admirals Woods               Real estate development       4/20/93           $   301,000             $      ---
                             in Indianapolis, Indiana

Home-Breeden                 Real estate development        7/1/94            $1,224,000             $      ---
                             in Columbus, Indiana


         HSC has a 19% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Life Insurance Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts. HSC receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended June 30,1996, Home Federal had income of $366,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

         HSC markets LINSCO Private Ledger full-service securities brokerage services. For fiscal 1996, HSC received $935,000 in commissions from its LINSCO Private Ledger activities.

         In August, 1989, HSC entered into a financing agreement with Greemann Real Estate, Inc. to purchase and develop Coventry Place, a residential real estate subdivision in Seymour, Indiana. HSC is to receive a development fee equal to 4% of total development costs. For the year ended June 30, 1996, development fees of $3,000 were accrued. In addition to the interest on the loan which was paid off in April, 1996, HSC will receive 65% of the net profit after the payment of all interest, development and sales fees.

         In November, 1989, HSC invested $184,000 as a limited partner in Heritage Woods II, a low income housing project in Columbus, Indiana. Over the next six years, HSC will receive tax credits equal to approximately 9% of its investment in the project.

         On April 20, 1993, HSC entered into a joint venture agreement with Gary
L. Sager and Emily Sager to develop a moderately-priced 27 lot subdivision in Marion County, Indiana, called Admirals Woods. The joint venture subsequently executed loan documents with HSC for an acquisition and development loan in the amount of $980,000. In addition to interest on the loan, HSC will receive 50% of the profits after all interest, development and sales costs. The loan was paid off in December, 1995.

         On July 1, 1994, HSC entered into a joint venture agreement with Breeden Investment Group, Inc. to develop a 221 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and II in an amount not to exceed $1,700,000. As additional phases are developed for sale, additional financing will be required. In addition to interest on the loan, HSC will receive 50% of all profits.

         Home Federal also organized another service corporation subsidiary under Indiana law, HomeFed Financial Corp., as a financing subsidiary to issue subordinated debt, collateralized mortgage obligations, and similar securities. This corporation is currently a shell corporation and has never engaged in any business operations.

Employees

         As of June 30, 1996, Home Federal employed 240 persons on a full-time basis and 13 persons on a part-time basis. None of Home Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

Competition

         Home Federal operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Washington, Decatur and Marion counties in Indiana.

         Home  Federal  is  subject  to  competition   from  various   financial
institutions, including state and national banks, state and federal thrift associations, and other companies or firms, including brokerage houses, that provide similar services in the areas of Home Federal's home and branch offices. Also, in Seymour and Columbus, Home Federal must compete with banks and savings institutions in Indianapolis. To a lesser extent, Home Federal competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and Louisville, Kentucky. Home Federal also competes with money market funds which currently are not subject to reserve requirements, and with insurance companies with respect to its Individual Retirement and annuity accounts.

         Under current law, bank holding companies may acquire savings associations. Savings associations may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy savings associations in Indiana have been completed. Affiliations between banks and healthy savings associations based in Indiana may also increase the competition faced by Home Federal and the Company.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana recently passed a law establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996, provided that prior to June 1, 1997, interstate mergers and de novo branches are not permitted to out-of-state banks unless the laws of their home states permit Indiana banks to merge or establish de novo branches on a reciprocal basis. This new legislation may also result in increased competition for Home Federal and the Company.

         Because of recent changes in Federal law, interstate acquisitions of banks are less restricted than they were under prior law. Savings associations have certain powers to acquire savings associations based in other states, and Indiana law expressly permits reciprocal acquisition of Indiana savings associations. In addition, Federal savings associations are permitted to branch on an interstate basis.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

Regulation

         General

         Home Federal, as a federally chartered stock savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. Home Federal is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of Home Federal are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation are intended primarily for the protection of depositors and federal deposit insurance funds. Home Federal is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         Congress  is  considering   legislation  that  would   consolidate  the
supervision and regulation of all U.S. financial institutions in one administrative body (the "Legislation"). It cannot be predicted with certainty whether or when the Legislation will be enacted or the extent to which Home Federal would be affected thereby.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the assessment rates range from .0172761% of assets for associations with assets of $67.0 million or less to .0045864% for associations with assets in excess of $35.0 billion. Home Federal's current semiannual assessment, based upon total assets at March 31, 1996, is $67,000.

         Home Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of their own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of Home Federal are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

Federal Home Loan Bank System

         Home Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. Home Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. Home Federal is currently in compliance with this requirement. At June 30, 1996, Home Federal's investment in stock of the FHLB of Indianapolis was $3.8 million.

         In past years, Home Federal has received dividends on its FHLB stock. All 12 FHLB's are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ending June 30, 1996, dividends paid to Home Federal by the FHLB of Indianapolis totaled $271,000, for an annual rate of 7.9%. A reduction in value of such stock may result in a corresponding reduction of Home Federal's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. Eligible collateral includes first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

         Liquidity

         For each calendar month, Home Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently l %) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of Home Federal for June, 1996 was 10.1% which exceeded the applicable 5% liquidity requirement. Its average short-term liquidity ratio for June, 1996 was 5.3%. Home Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. The reserves of the SAIF are currently below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the level required by law in May, 1995. Thrifts are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, and provided certain fees are paid. The insurance fund conversion provisions to not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during such period and as long as certain other conditions are met.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. Such risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

         Because of the differing reserve levels of the SAIF and the BIF, deposit insurance assessments paid by well-capitalized BIF-insured institutions were recently reduced significantly below the level paid by well-capitalized SAIF-insured institutions. Assessments paid by well-capitalized SAIF-insured institutions exceeded those paid by well-capitalized BIF-insured institutions by approximately $0.19 per $100 in deposits in late

1995 and exceeded them by $0.23 per $100 in deposits beginning in 1996. Such premium disparity could have a negative competitive impact on Home Federal and other institutions with SAIF deposits.

         Congress has recently considered many proposals designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Among those considered is a recapitalization plan providing for a special assessment, estimated at approximately $0.85 per $100 of SAIF deposits held at some time in 1995, in order to increase SAIF reserves to the level required by law. Certain BIF-insured banks holdings SAIF-insured deposits would pay a lower special assessment. In addition, the cost of prior thrift failures would be shared by both the SAIF and the BIF. Such cost sharing might increase BIF assessments by $0.02 to $0.025 per $100 in deposits. SAIF assessments for well-capitalized SAIF-insured institutions would be set at a significantly lower level after the legislation is adopted and could never be reduced below the level set for well-capitalized BIF-insured institutions. The recapitalization plan also provides for the merger of the SAIF and the BIF on January 1, 1998, subject to certain conditions. It has also been proposed that the savings association charter be eliminated in connection with the proposed merger of the BIF and SAIF.

         Home Federal had $486.3 million in deposits subject to SAIF assessments at June 30, 1996. If the one-time special assessment in the legislative proposal is enacted into law, Home Federal will pay an additional after-tax assessment of approximately $2.5 million (based upon deposits at June 30, 1996) which will reduce capital and earnings for the quarter in which any such assessment is recorded. However, it is expected that quarterly SAIF assessments would be reduced significantly sometime after adoption of the legislation.

         No assurances can be given that the SAIF recapitalization plan discussed above or any other plan will be enacted into law or in which form it may be enacted. In addition, the Company can give no assurances that the disparity between BIF and SAIF assessments will be eliminated. If the proposed legislation is not adopted, SAIF premiums may increase and the disparity between BIF and SAIF premiums may become greater, with a resulting adverse effect on the Company's operations.

         Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill (on a declining basis until 1995), purchased mortgage servicing rights (which may be included in an amount up to 50% of core capital, but which are to be reported on an association's balance sheet at the lesser of 90% of their fair market value, 90% of their original pruchase price, or 100% of their remaining unamortized book value), and purchased credit card relationships (which may be included in an amount up to 25% of core capital) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk-based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1996, based on the capital standards then in effect, Home Federal was in compliance with all capital requirements.

         The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. An institution with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to an institution's existing risk-based capital requirement. The OTS has stated that it intends to reduce or eliminate the leverage ratio capital requirements once the interest rate risk component rule is implemented. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual institutions and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual institutions with significant interest rate risk.

         The following is a summary of Home Federal's regulatory capital and capital requirements at June 30, 1996:

                                 Tangible            Core           Risk-based
                                  capital           capital          capital
                                  -------           -------          -------
                                            (Dollars in Thousands)
  Regulatory capital              $51,859           $51,859            $54,513

  Minimum capital requirement       9,396            18,791             35,320
                                  -------           -------            -------
  Excess capital                  $42,463           $33,068            $19,193
                                  =======           =======            =======

  Regulatory capital ratio          8.28%             8.28%             12.35%

  Minimum capital ratio             1.50%             3.00%              8.00%



         If an association is not in compliance with its capital requirements, the OTS is required to prohibit asset growth and to impose a capital directive that may restrict, among other things, the payment of dividends and officers' compensation. In addition to the specific sanctions provided in FIRREA for failing to meet the capital requirements, the OTS and the FDIC generally are authorized to take enforcement actions against a savings association that fails to meet its capital requirements, which actions may include restrictions on operations and banking activities, the imposition of a capital directive, a cease and desist order, civil money penalties or harsher measures such as the appointment of a receiver or conservator or a forced merger into another institution.

         Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1996, Home Federal was categorized as "well capitalized."

         An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and is not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure. An institution is deemed to be "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital of 4% or greater, and generally a leverage ratio of 4% greater. An institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%; and (d)

"significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" institutions are subject to growth limitations and are required to submit a capital restoration plan. If an "undercapitalized" institution fails to submit, or fails to implement in a material respect, an acceptable plan, it is treated as if it is "significantly undercapitalized." "Significantly undercapitalized" institutions are subject to one or more of a number of requirements and restrictions, including an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks, and restrictions on compensation of executive officers. "Critically undercapitalized" institutions may not, beginning 60 days after becoming
"critically undercapitalized," make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any transaction outside the ordinary course of business. In addition, "critically undercapitalized" institutions are subject to appointment of a receiver or conservator.

         Capital Distributions Regulation

         An OTS regulation imposes limitations upon all "capital distributions" by savings associations, including cash dividends, payments by an institution to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized institutions. A savings association which has total capital (immediately prior to and after giving effect to the capital distribution) that is at least equal to its fully phased-in capital requirements would be a Tier l institution ("Tier 1
Institution"). An institution that has total capital at least equal to its minimum capital requirements, but less than its fully phased-in capital requirements, would be a Tier 2 institution ("Tier 2 Institution"). An institution having total capital that is less than its minimum capital requirements would be a Tier 3 institution ("Tier 3 Institution"). However, an institution which otherwise qualifies as a Tier 1 institution may be designated by the OTS as a Tier 2 or Tier 3 institution if the OTS determines that the institution is "in need of more than normal supervision." Home Federal is currently a Tier l Institution.

         A Tier 1 Institution could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus an amount that would reduce by one-half its "surplus capital ratio" (the excess over its fully phased-in capital requirements) at the beginning of the calendar year. Any additional amount of capital distributions would require prior regulatory approval.

         The OTS has proposed revisions to these regulations which would permit savings associations to declare dividends in amounts which would assure that they remain adequately capitalized following the dividend declaration. Savings associations in a holding company system which are rated Camel 1 or 2 and which are not in troubled condition would need to file a notice with the OTS concerning such dividend declaration.

         Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. Additional standards on earnings and classified assets are expected to be issued in the near future.

         Real Estate Lending Standards

         OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits, that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

         The association's written real estate lending policies must be reviewed and approved by the association's board of directors at least annually. Further, each association is expected to monitor conditions in its real estate market to ensure that its lending policies continue to be appropriate for current market conditions.

         Federal Reserve System

         Under FRB regulations, Home Federal is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase Home Federal's cost of funds. Home Federal is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the Federal Reserve Bank "discount window," but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the Federal Reserve Bank. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from Federal Reserve Banks.

         Holding Company Regulation

         The Company (the "Holding Company") is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Home Federal is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

         HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1996, Home Federal's asset composition was in excess of that required to qualify Home Federal as a Qualified Thrift Lender.

         If the Holding Company were to acquire control of another savings institution other than through a merger or other business combination with Home Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than Home Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings institution,
(iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         No subsidiary saving association of a savings and loan holding company may declare or pay a dividend on its permanent or nonwithdrawable stock unless it first gives the Director of the OTS 30 days advance notice of such declaration and payment. Any dividend declared during such period, or without the giving of such notice, shall be invalid.

         Federal Securities Law

         The shares of Common Stock of the Holding Company are registered with the SEC under the Securities Exchange Act of 1934 (the "1934 Act"). The Holding Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Holding Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including a two-year holding period and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

         Qualified Thrift Lender

         Under current OTS regulations, the QTL test requires that a savings association have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, finance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities;
(iv) direct or indirect existing obligations of either the FDIC or the Fedeal Savings and Loan Insurance Corporation ("FSLIC") for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufactured housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one-to-four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

         A savings association which fails to meet the QTL test must either convert to a bank (but its deposit insurance assessments and payments will be those of and paid to SAIF) or be subject to the following penalties: (i) it may not enter into any new activity except for those permissible for a national bank and for a savings association; (ii) its branching activities shall be limited to those of a national bank; (iii) it shall not be eligible for any new FHLB advances; and (iv) it shall be bound by regulations applicable to national banks respecting payment of dividends. Three years after failing the QTL test, the association must (i) dispose of any investment or activity not permissible for a national bank and a savings association and (ii) repay all outstanding FHLB advances. If such a savings association is controlled by a savings and loan holding company, then such holding company must, within a prescribed time period, become registered as a bank holding company and become subject to all rules and regulations applicable to bank holding companies (including restrictions as to the scope of permissible business activities).

         A savings association failing to meet the QTL test may requalify as a QTL if it thereafter meets the QTL test. In the event of such requalification, it shall not be subject to the penalties described above. A savings association which subsequently again fails to qualify under the QTL test shall become subject to all of the described penalties without application of any waiting period.

         At June 30, 1996, 81.4% of Home Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL. Home Federal does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

         Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time home buyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. Home Federal is participating in this program. The examiners have determined that Home Federal has an outstanding record of meeting community credit needs.

Taxation

         Federal Taxation

         The Holding Company and its subsidiary file a consolidated federal income tax return on the accrual basis for each fiscal year ending June 30. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Holding Company generally would not be taken into account in determining the bad debt deduction allowed to Home Federal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Holding Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction. Home Federal's federal income tax returns have not been audited in the last five years.

         Historically, savings associations, such as Home Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, Home Federal will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. Home Federal will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) Home Federal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by Home Federal.

         Depending on the composition of its items of income and expense, a savings institution may be subject to the alternative minimum tax. A savings institution must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI (before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

         On August 20, 1996, the "Small Business Job Protection Act of 1996" was passed into law. One provision of this act repeals the special bad debt reserve method for thrift institutions currently provided for in Section 593 of the Internal Revenue Code ("IRC"). The provision requires thrifts to recapture any reserves accumulated after 1987 but forgives taxes owed on reserves accumulated prior to 1988. Thrift institutions will be given six years to account for the recaptured excess reserves, beginning with the first taxable year after 1995, and will be permitted to delay the timing of this recapture for one or two years subject to whether they meet certain residential loan test requirements. Management does not believe that this legislation will have a material adverse effect on the Home Federal's consolidated financial position.

         State Taxation

         Home Federal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         Home Federal's state income tax returns have not been audited in the last five years.

Current Accounting Issues

         Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," is effective for fiscal years beginning after December 15, 1995. This statement establishes accounting standards for the impairment of long-lived assets, certain liabilities, certain intangibles and goodwill. Management does not believe the adoption of this statement will have a material effect on the financial position or results of operations of Home Federal.

         Statement of Financial Accounting Standards No. 122 ("SFAS 122"), "Accounting for Mortgage Servicing Rights - an Amendment of FASB Statement No. 65," is effective for fiscal years beginning after December 15, 1995. This Statement specifies condition under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," was issued in October 1995 and is effective for fiscal years beginning after December 15, 1995. Companies can either elect the new method of accounting or disclose in a note to the financial statements the pro forma effect of adopting the standard. The Company has not yet determined if it will elect to change to the fair value method, nor has it determined the effect the new standard will have on net income and earnings per share should it elect to make such a change. Adoption of the new standard will have no effect on the Company's cash flows.

         Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued in June 1996 and provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 125 applies to transactions occurring after December 31, 1996. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

Item 2.           Properties.

         At June 30, 1996, Home Federal conducted its business from its main office at 222 West Second Street, Seymour, Indiana and 15 full-service branches. Home Federal owns one building located at 218 West Second Street, Seymour, which it uses for certain administrative operations. The headquarters of its Private Ledger operations, conducted through its service corporation subsidiary, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of June 30, 1996, is presented in the following table:



                                                                   Net Book
                                                                   Value of
                                                                   Property,       Approximate
           Description and                       Owned or         Furniture &        Square             Lease
               Address                            Leased           Fixtures          Footage         Expiration
               -------                            ------           --------          -------         ----------
                                                                     (Dollars in Thousands)
Principal Office
222 West Second Street                             Owned            $ 1,061             9,200            N/A

Operations Center
218 West Second Street                             Owned            $ 1,668            20,000            N/A

Branch Offices:
Columbus Branches:
     501 Washington Street                         Owned            $   647            14,800            N/A
     3805 25th Street                              Owned            $   314             4,500            N/A
     2751 Brentwood Drive                          Owned            $   574             3,200            N/A
     4330 West Jonathon Moore Pike                 Owned            $   842             2,600            N/A

Hope Branch                                      1/2 Owned          $    43             2,000           4/99
332 Jackson Street                              1/2 Leased

Austin Branch
67 West Main Street                                Owned            $    53             3,600            N/A

Brownstown Branch                                                                                     Month to
101 North Main Street                             Leased            $    11             2,400           Month

North Vernon Branches
     111 North State Street                        Owned            $   426             1,900            N/A
     1540 North State Street                      Leased            $    66             1,600           10/02

Osgood Branch
S. Buckeye Street                                  Owned            $   117             1,280            N/A

Salem Branch
R.R. #1, Highway 60 W.                             Owned            $    63             2,000            N/A

Seymour Branch
1117 E. Tipton Street                              Owned            $   450             6,800            N/A

Batesville Branch
12 W. Pearl Street                                 Owned            $   716             2,175            N/A

Madison Branch
201 Clifty Drive                                   Owned            $   474             2,550            N/A

Loan Origination Office:
115 East North Street                             Leased            $    23             2,440           8/97
Greensburg, Indiana

         Home Federal owns its computer and data processing equipment which is used for accounting, financial forecasting, and general ledger work. Home Federal also has contracted for the data processing and reporting services of AT&T GIS headquartered in Dayton, Ohio. The contract with AT&T expires in October 2000. The cost of these data processing services is currently $43,400 per month through October, 1998.

Item 3.           Legal Proceedings.

         Neither the Company, Home Federal nor its subsidiaries is a party to any pending legal proceedings, other than routine litigation incidental to its business activities.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Corporation's or Home Federal's shareholders during the quarter ended June 30, 1996.

Item 4.5.         Executive Officers of Home Federal Bancorp.

         Presented below is certain information regarding the executive officers of HFB who are not also directors.

                                              Position with HFB
     Lawrence E. Welker                 Executive Vice President, Treasurer,
                                        Chief Financial Officer and Secretary

     Gerald L. Armstrong                Chief Operating Officer and
                                       Executive Vice President

         Lawrence E. Welker (age 49) has been employed by Home Federal since 1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief Financial Officer and Treasurer, and in 1994 he became an Executive Vice President.

         Gerald L. Armstrong (age 56) has been employed by Home Federal since February, 1992 as its Executive Vice President, and Chief Operating Officer. Before being employed by Home Federal, he was President, Chief Executive Officer and a Director of Seymour National Bank, a commercial bank located in Seymour, Indiana.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

         Home Federal converted from mutual to stock form effective January 14, 1988 (the "Conversion). Home Federal then reorganized effective March 1, 1993 by converting each outstanding share of its common stock, par value $.01 per share, into one share of common stock, without par value, of Home Federal Bancorp ("HFB"), a unitary savings and loan holding company organized in Indiana (the "Reorganization"). HFB's principal asset is 100% of the outstanding capital stock of Home Federal. HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "HOMF." HFB's Common Stock was substituted on the NASDAQ, National Market System for Home Federal's common stock on March 1, 1993, subject to the Reorganization. Home Federal's common stock had been quoted on the NASDAQ, National Market System since its initial issuance pursuant to the Conversion on January 14, 1988. For certain information related to the stock prices and dividends paid by HFB, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" on page 6 of HFB's 1996 Shareholder Annual Report (the "Shareholder Annual Report"). As of August 30, 1996, there were 595 shareholders of record of HFB's Common Stock.

         It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.
         Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of Home Federal to pay dividends to the Company.

         Under OTS regulations, a converted savings association may not declare or pay cash dividends if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, will depend upon in which one of three categories, based upon levels of capital, that savings association is classified. Home Federal is a "tier one institution" and therefore would be able to pay cash dividends to HFB during any calendar year up to 100% of its net income during that calendar year plus the amount that would reduce by one half its "surplus capital ratio" (the excess over its capital requirements) at the beginning of the calendar year. See "Regulation--Capital Distributions Regulation" in Item 1 hereof. Prior notice of any dividend to be paid by Home Federal to the Company will have to be given to the OTS.

         Income of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by Home Federal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At June 30, 1996, approximately $6.0 million of Home Federal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

         Unlike Home Federal, generally there is no regulatory restriction on the payment of dividends by HFB, subject to the determination of the Director of the OTS that there is reasonable cause to believe that the payment of dividends constitutes a serious risk to the financial safety, soundness or stability of Home Federal. Indiana law, however, would prohibit HFB from paying a dividend if, after giving effect to the payment of that dividend, HFB would not be able to pay its debts as they become due in the usual course of business or HFB's assets would be less than the sum of its total liabilities plus preferential rights of holders of preferred stock, if any.

         On November 22, 1994, the Board of Directors of HFB declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid on December 6, 1994 to the shareholders of record as of November 22, 1994. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from HFB one Common Share at a purchase price of $60.00 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Company and Bank One, Indianapolis, NA (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Share certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Shares until the "Distribution Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 15% or more of the outstanding Common Shares or (b) become the beneficial owner of an amount of the outstanding Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause HFB to take actions determined by the Board of Directors to be not in HFB's best long-term interests (an "Adverse Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares.

         The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire HFB on terms not approved by the Board of Directors of HFB, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the Board of Directors since the Rights may be redeemed by HFB at $.01 per Right prior to the time that a person or group has acquired beneficial ownership of 15% or more of the Common Shares.

Item 6.           Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data" on page 5 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 7 to 13 of the Shareholder Annual Report.

Item 8.           Financial Statements and Supplementary Data.

         The Corporation's Consolidated Financial Statements and Notes thereto contained on pages 14 to 32 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 6 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There are no such changes and disagreements during the applicable period.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Corporation's Proxy Statement for its 1996 annual shareholder meeting (the "1996 Proxy Statement"). Information concerning the Corporation's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

         The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 11 of the 1996 Proxy Statement.

Item 11. Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 to 11 of the 1996 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The information referred by this item is incorporated by reference to pages 1 to 3 of the 1996 Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 10 of the 1996 Proxy Statement.

                                     PART IV


Item 14. Exhibits. Financial Statement Schedules. and Reports on Form 8-K.

         (a)      List the following documents filed as a part of the report:

Financial Statements                                             Page in 1996
                                                                  Shareholder
                                                                 Annual Report
Consolidated Balance Sheets as of
     June 30, 1996 and 1995...........................................14
Consolidated Statements of Income for each of
     the years in the three-year period ended
     June 30, 1996....................................................15
Consolidated Statements of  Shareholders' Equity
     for each of the years in the three-year period
     ended June 30, 1996..............................................16
Consolidated Statements of Cash Flows for each
     of the years in the three-year period ended
     June 30, 1996....................................................17
Notes to Consolidated Financial Statements............................18
Report of Deloitte & Touche LLP
     Independent Auditors.............................................32

         (b)      Reports on Form 8-K

         Registrant has filed no reports on Form 8-K for the quarter ending June 30, 1996.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 35.

         (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 26th day of September, 1996.



                                              HOME FEDERAL BANCORP

DATE: September 26, 1996                      /s/ John K. Keach. Jr.
                                              John K. Keach, Jr., President and
                                              Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 26th day of September, 1996.




/s/  Lawrence E. Welker                      /s/ John K. Keach. Jr.
-------------------------------------        -----------------------------------
Lawrence E. Welker, Executive                John K. Keach, Jr.,
Vice President, Treasurer,                   President and Chief
Chief Financial Officer and Secretary        Executive Officer
(Principal Financial Officer)                (Principal Executive
                                             Officer)

/s/ Mark A. Dennis                           /s/John K. Keach. Jr.
-------------------------------------        -----------------------------------
Mark A. Dennis, Vice                         John K. Keach, Jr., Director
President and Controller
(Principal Accounting Officer)

/s/ John K. Keach. Sr.                       /s/ John T. Beatty
-------------------------------------        -----------------------------------
John K. Keach, Sr., Director                 John T. Beatty, Director

/s/Lewis Essex                               /s/ Harold Force
-------------------------------------        -----------------------------------
Lewis Essex, Director                        Harold Force, Director

/s/ David W. Laitinenen                      /s/ Harvard W. Nolting. Jr.
-------------------------------------        -----------------------------------
David W. Laitinen, Director                  Harvard W. Nolting, Jr., Director

                                  EXHIBIT INDEX

Reference to
Regulation S-K                                                        Sequential
Exhibit Number                     Document                          Page Number
2             Agreement and Plan of Reorganization
              (incorporated by reference from Exhibit A to Registrant's Registration Statement on Form S-4
              (Registration No. 33-55234)).

3(a) Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
              Registration Statement on Form S-4 (Registration
              No. 33-55234)).

3(b) Code of By-Laws (incorporated by reference from Exhibit C to Registrant's Registration Statement on
              From S-4 (Registration No. 33-55234)).

4(a)          Article 6 of the  Articles of  Incorporation
              (incorporated by reference from Exhibit B to Registrant's Registration Statement on Form
              S-4 (Registration No.
              33-55234)).

4(b) Article III of the Code of By-Laws (incorporated by reference from Exhibit C to Registrant's Registration Statement on From S-4 (Registration No. 33-55234)).

10(a)         Stock Option Plan (incorporated by reference from
              Exhibit 10(a) to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)).

10(b) 1993 Stock Option Plan (incorporated by reference from Exhibit 10(b) to Registrant's Form 10-K for the year ended June 30, 1994).

10(c)         Employment Agreement with Lawrence E. Welker
              (incorporated by reference from Exhibit 10(c) to Registrants Registration Statement on Form S-4
              (Registration No. 33-55234)).

10(d)         Employment Agreement with John K. Keach, Jr.
              (incorporated by reference from Exhibit 10(d) to Registrant's Registration Statement on Form S-4
              (Registration No. 33-55234)).

10(f)         Employment Agreement with Gerald L. Armstrong
              (incorporated by reference from Exhibit 10(f) to Registrant's Registration Statement on Form S-4
              (Registration No. 33-55234)).

10(g) April 1, 1989 Promissory Note and related documents pertaining to the Illinois Building
              (incorporated by reference from Exhibit 10(f) to Home Federal Savings Bank's Form 10-K for the year ended June 30, 1989).

10(i)         Stock Option Agreement with Harvard W. Nolting, Jr.
              (incorporated by reference from Exhibit 10(i) to Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

10(j)         Stock Option Agreement with David W. Laitinen
              (incorporated by reference from Exhibit 10(j) to Home
               Federal  Savings  Bank's  Form 10-K for the
              fiscal year ended June 30, 1991).

10(k)         Stock Option Agreement with John T. Beatty
              (incorporated by reference from Exhibit 10(k) to Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

10(l)         Stock Option Agreement with Harold Force
              (incorporated by reference from Exhibit 10(l) to Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

10(n)         Executive  Supplemental   Retirement  Income
              Agreement   with   John   K.   Keach,    Jr.
              (incorporated   by  reference  from  Exhibit
              10(n) to Home  Federal  Savings  Bank's Form
              10-K  for the  fiscal  year  ended  June 30,
              1991)  and  First   Amendment  to  Executive
              Supplemental   Retirement  Income  Agreement
              (incorporated   by  reference  from  Exhibit
              10(n) to Registrant's Form 10-K for the fiscal year ended June 30, 1992).

10(o)         Executive  Supplemental   Retirement  Income
              Agreement    with    Lawrence    E.   Welker
              (incorporated   by  reference  from  Exhibit
              10(o) to Home  Federal  Saving  Bank's  Form
              10-K  for the  fiscal  year  ended  June 30,
              1991)  and  First   Amendment  to  Executive
              Supplemental   Retirement  Income  Agreement
              (incorporated   by  reference  from  Exhibit
              10(o) to Registrant's Form 10-K for the fiscal year ended June 30, 1992).

10(p)         Executive Supplemental Retirement Income
              Agreement with Buryl S. Line (incorporated by reference from Exhibit 10(p) to
              Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

10(v)         Deferred Compensation Agreement with John K.
              Keach,  Sr.  (incorporated by reference from
              Exhibit  10(v) to Home Federal  Savings Bank
              Form 10-K for the fiscal year ended June 30,
              1992)  and  First   Amendment   to  Deferred
              Compensation   Agreement   (incorporated  by
              reference from Exhibit 10(v) to Registrant's
              Form 10-K for the year ended June 30, 1994).

10(w)         Deferred Compensation Agreement with Buryl S. Line
              (incorporated by reference from Exhibit 10(w) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

10(x)         Executive  Supplemental   Retirement  Income
              Agreement    with   Gerald   L.    Armstrong
              (incorporated   by  reference  from  Exhibit
              10(x) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992) and First Amendment to Executive Supplemental
              Retirement Income Agreement (incorporated by reference from Exhibit 10(x) to Registrant's
              Form 10-K for the year ended June 30, 1994).

10(y)         Employment    Agreement   with   Gerald   L.
              Armstrong  (incorporated  by reference  from
              Exhibit l0(aa) to Home Federal  Savings Bank
              Form 10-K for the fiscal year ended June 30,
              1992).

10(ab)        Stock  Option   Agreement   with  Gerald  L.
              Armstrong  (incorporated  by reference  from
              Exhibit 10(ab) to Home Federal  Savings Bank
              Form 10-K for the fiscal year ended June 30,
              1992).

10(ac)        Director  Deferred  Compensation   Agreement
              with John Beatty (incorporated by reference from Exhibit l0(ac) to Home Federal Savings
              Bank Form  10-K for the  fiscal  year  ended
              June 30, 1992).

10(ad)        Director  Deferred  Compensation   Agreement
              with Lewis Essex (incorporated by reference from Exhibit 10(ad) to Home Federal Savings
              Bank Form 1 0-K for the  fiscal  year  ended
              June 30, 1992).

10(ae)        Director  Deferred  Compensation   Agreement
              with Harold Force (incorporated by reference from Exhibit 10(ae) to Home Federal Savings
              Bank Form  l0-K for the  fiscal  year  ended
              June 30, 1992).

10(af)        Director Deferred Compensation Agreement with
              David W. Laitinen (incorporated by reference from
              Exhibit 10(af) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

10(ag)        Director Deferred Compensation Agreement with
              William Nolting (incorporated by reference from Exhibit 10(ag) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

10(ah)        Non-Qualified Stock Option Agreement, dated December
              22, 1992, with John T. Beatty (incorporated by reference from Exhibit 10(ah) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (ai)       Non-Qualified Stock Option Agreement, dated December
              22, 1992, with Lewis W. Essex (incorporated by reference from Exhibit 10(ai) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (aj) Non-Qualified Stock Option Agreement, dated December 22, 1992, with Harold Force (incorporated by reference from Exhibit 10(aj) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (ak)       Non-Qualified Stock Option Agreement, dated December
              22, 1992, with David W. Laitinen (incorporated by reference from Exhibit 10(ak) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (al) Non-Qualified Stock Option Agreement, dated December 22, 1992, with Harvard W. Nolting, Jr (incorporated by reference from Exhibit 10(al) to Registrant's Form 10-K for the year ended June 30, 1994).

10(am)        Non-Qualified Stock Option Agreement,  dated
              August  24,   1993,   with  John  T.  Beatty
              (incorporated   by  reference  from  Exhibit
              10(am) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (an) Non-Qualified Stock Option Agreement, dated August 24, 1993, with Lewis W. Essex (incorporated by reference from Exhibit 10(an) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (ao) Non-Qualified Stock Option Agreement, dated August 24, 1993, with Harold Force (incorporated by reference from Exhibit 10(ao) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (ap) Non-Qualified Stock Option Agreement, dated August 24, 1993, with David W. Laitinen (incorporated by reference from Exhibit 10(ap) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (aq)       Non-Qualified Stock Option Agreement, dated August 24,
              1993, with Harvard W. Nolting, Jr. (incorporated by reference from Exhibit 10(aq) to Registrant's Form 10-K for the year ended June 30, 1994).

10 (ar) Rights Agreement, dated as of November 22, 1994, between Registrant and Bank One, Indianapolis, NA, as Rights Agent (incorporated by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A filed with the SEC on December 5, 1994).

10 (as) 1995 Stock Option Plan (incorporated by reference from Exhibit A to Registrant's Proxy Statement for its 1995 annual shareholder meeting).

13            1996 Shareholder Annual Report.                         _______

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registrant's Form
              10-K for the year ended June 30, 1993).

23.1          Independent Auditors' Consent.                          _______

27            Financial Data Schedule (to be filed electronically)