Form 10-Q
period 1996-09-30
HOME FEDERAL BANCORP
filed 1996-11-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1996


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                        Commission file number: 0-18847

                              HOME FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

           Indiana                                          35-1807839
State or other Jurisdiction                             (I.R.S. Employer
of Incorporation or Origination)                       Identification No.)


222 West Second Street, Seymour, Indiana                   47274-0648
(Address of Principal Executive Offices)                   (Zip Code)

Registrant's telephone number including area code- (812) 522-1592

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements or the past 90 days.

                                 YES X      NO

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 1996:

         Common Stock, no par value -- 2,226,282 shares outstanding

                              HOME FEDERAL BANCORP
                                   FORM 10-Q

                                     INDEX



                                                              Page No.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

         Consolidated Balance Sheets
         (unaudited)                                                   1
         Consolidated Statements of Income
         (unaudited)                                                   2
         Consolidated Statements of Cash flows
         (unaudited)                                                   3
         Notes to Consolidated Financial
         Statements                                                    4

Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of
         Operations                                                    5

PART II, OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                              10

Signatures                                                            11


HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                                  September 30,         June 30,
                                                                 1996               1996
                                                              ---------          ---------
ASSETS:
Cash                                                          $  15,528          $  19,327
Interest-bearing deposits                                         2,036              6,301
                                                              ---------          ---------
  Total cash and cash equivalents                                17,564             25,628

Securities available for sale at fair value
     (amortized cost $42,291 and $45,075                         42,291             44,651
Securities held to maturity (fair value $10,295 and $6,753)      10,545              6,990
Loans held for sale (market value $3,434 and $4,666)              3,407              4,623
Loans receivable, net of allowance for
     loan losses of $3,122 and $3,061                           531,808            520,097
Investments in joint ventures                                     2,843              2,855
Federal Home Loan Bank stock                                      3,948              3,798
Accrued interest receivable, net                                  4,049              3,893
Premises and equipment, net                                       8,012              8,090
Real estate owned                                                    83                 48
Prepaid expenses and other assets                                 1,647              2,440
Cash surrender value of life insurance                            5,325              5,004
Goodwill                                                          1,873              1,898
                                                              ---------          ---------
   TOTAL ASSETS                                               $ 633,395          $ 630,015
                                                              =========          =========



LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                      $ 488,898          $ 489,573
Advances from Federal Home Loan Bank                             73,700             70,700
Senior debt                                                       8,775              9,100
Other borrowings                                                  3,188              4,337
Advance payments by borrowers
     for taxes and insurance                                        714                621
Accrued expenses and other liabilities                            6,464              4,167
                                                              ---------          ---------
   Total liabilities                                            581,739            578,498


Shareholders' equity:
 No par common stock; Authorized:  5,000,000 shares
  Issued and outstanding:                                         6,819              6,819
     2,226,282 shares at September 30, 1996
     2,226,282 shares at June 30, 1996
 Retained earnings, restricted                                   45,104             44,953
 Unrealized gain (loss) on securities
     available for sale, net of deferred taxes                     (267)              (255)
                                                              ---------          ---------
   Total shareholders' equity                                    51,656             51,517
                                                              ---------          ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $ 633,395          $ 630,015
                                                              =========          =========


See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)


(unaudited)                                                       Three Months Ended
                                                                    September 30,
                                                               -----------------------
Interest income:                                                  1996         1995
                                                               ----------   ----------

 Loans receivable                                              $   11,638   $   10,550
 Securities available for sale and held to maturity                   779          829
 Other interest income                                                 74          245
                                                               ----------   ----------
Total interest income                                              12,491       11,624
                                                               ----------   ----------
Interest expense:
 Deposits                                                           5,699        5,689
 Advances and borrowings                                            1,329        1,201
                                                               ----------   ----------
Total interest expense                                              7,028        6,890
                                                               ----------   ----------
Net interest income                                                 5,463        4,734
Provision for loan losses                                             167           67
                                                               ----------   ----------
Net interest income after provision for loan losses                 5,296        4,667
                                                               ----------   ----------
Other income:
 Gain on sale of loans                                                387          422
 Gain(loss) on sale of securities                                      20            0
 Income from joint ventures                                            97          121
 Insurance, late charges, other fees                                  627          598
 Service fees on NOW accounts                                         405          407
 Net gain (loss) on real estate owned and repossessed assets            3           -6
 Miscellaneous                                                        366          335
                                                               ----------   ----------
Total other income                                                  1,905        1,877
                                                               ----------   ----------
Other expenses:
 Compensation and employee benefits                                 1,794        1,815
 Occupancy and equipment                                              488          476
 Service bureau expense                                               190          185
 Federal insurance premium                                          3,274          263
 Marketing                                                            129          192
 Goodwill amortization                                                 25           25
 Miscellaneous                                                        630          639
                                                               ----------   ----------
Total other expenses                                                6,530        3,595
                                                               ----------   ----------
Income before income taxes                                            671        2,949
Income tax provision                                                  240        1,156
                                                               ----------   ----------
Net Income                                                     $      431   $    1,793
                                                               ==========   ==========

Net income per common and common share equivalents             $     0.19   $     0.79
                                                               ==========   ==========


Equivalent number of shares                                     2,292,697    2,274,691
Dividends per share                                            $    0.125   $     0.10


See notes to consolidated financial statements


HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                  Three Months Ended
(unaudited)                                                        September 30,
                                                            -----------------------
                                                               1996          1995
                                                            --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                   $    431    $  1,793
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and depreciation        307         154
     Provision for loan losses                                    167          67
     Net gain from sale of loans                                 (260)       (422)
     Net gain from joint ventures; real estate owned             (100)       (115)
     Loan fees deferred (recognized), net                        (209)         12
     Proceeds from sale of loans held for sale                 21,505      32,211
     Origination of loans held for sale                        20,029      29,211
     Decrease in accrued interest and other assets              3,355         762
     Increase in other liabilities                              2,390       1,228
                                                             --------    --------
Net cash provided by operating activities                       7,557       6,479
                                                             --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans                               14,379       4,635
Proceeds from:
     Maturities/Repayments of:
          Securities held to maturity                              77         149
          Securities available for sale                         3,675         455
     Sales of:
          Securities available for sale                         4,572          --
          Real estate owned and other asset sales                  49          91
Purchases of:
     Loans                                                       (236)         --
     Securities available for sale                              5,931       2,980
     Securities held to maturity                                3,633          --
     Federal Home Loan Bank stock                                (150)         --
Increase in cash surrender value of life insurance                (66)        (66)
Acquisition of property and equipment, net                       (170)       (124)
                                                             --------    --------
Net cash used in investing activities                          16,192       7,110
                                                             --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase decrease) in deposits, net                              (675)        659
Proceeds from borrowings                                       16,500       4,600
Repayment of borrowings                                        13,825       5,825
Net repayment of overnight borrowings                           1,149        (456)
Payment of dividends on common stock                             (280)       (222)
                                                             --------    --------
Net cash provided by (used in) financing activities               571       1,244
                                                             --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                       8,064       1,875
Cash and cash equivalents, beginning of period                 25,628      27,836
                                                             --------    --------
Cash and cash equivalents, end of period                     $ 17,564    $ 25,961
                                                             ========    ========
Supplemental information:
Cash paid for interest                                       $  6,950    $  6,853
Cash paid for income taxes                                   $    205    $    200
Assets acquired through foreclosure                          $      0    $     21


See notes to consolidated financial statements

HOME FEDERAL BANCORP
Notes to Consolidated Financial Statements

1.  Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home; Federal Savings Bank (the "Bank"). These consolidated interim financial statements at September 30, 1996 and for the three month periods ended September 30, 1996, and 1995, have not been examined by independent auditors, but reflect, in the opinion of the Company's management. all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the. Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2. Reclassifications

Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


3. Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standard (FAS) 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of," effective July 1, 1996. The adoption of FAS 121 had no affect on die financial position or results of operations of the Company.

The Company adopted FAS 123, "Accounting for Stock-Based Compensation," effective July 1, 1996. The Company has elected to continue to account for stock-based transactions under Accounting Principles Board Opinion No. 25
"Accounting for Stock Issued to Employees," but will disclose in the notes to the financial statements the pro forma effects of the new method of accounting under FAS 123.

4. Adoption of Statement of Financial Accounting Standards No. 122

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standard No. 122, (SFAS 122) "Accounting for Mortgage Servicing Rights - an Amendment of FASB Statement No. 65." This statement, requires the Company to recognize the value of its mortgage servicing rights, however acquired, at the time of acquisition.

The Company recorded a servicing asset of $126,000 for 245 loans sold during the quarter ending September 30, 1996 totaling $16.2 million with a weighted average interest rate of 8.58% and a weighted average servicing fee of .25%. The value of the servicing asset was derived with a discount rate of 10.50%, an average cost to service of $57 and constant prepayment rates ranging from 8.71% to 16.01%. For purposes of measuring impairment of the capitalized mortgage servicing rights, the loans were stratified by term and note rate. As of September 30, 1996, there was no valuation allowance related to the value of servicing.

Part 1, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Home Federal Bancorp (the "Company") is organized as a unitary savings and loan holding company and owns all the outstanding capital stock of Home Federal Savings Bank (the "Bank"). The business of the Bank, and therefore the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 15 full service banking branches and one loan production office.


RESULTS OF OPERATIONS:
Quarter Ended September 30, 1996 Compared to Quarter Ended September 30, 1995;

General

The Company reported net income of $431,000, or $0.19 per share, for the quarter ended September 30, 1996, compared to $1.79 million, or $0.79 per share, for the quarter ended September 30, 1995. The decrease in net income was attributed to a legislated special assessment of $3.0 million to help recapitalize the FDIC Savings Association Insurance Fund (SAIF). Without the SAIF assessment, net income for the period ended September 30, 1996 would have been $2.2 million, or $0.94 per share.

Net Interest Income

Net interest income before provision for loan losses increased by $729,000 for the quarter ended September 30, 1996, compared to the quarter ended September 30, 1995, from $4.7 million in 1995 compared to $5.5 million in 1996. The increase is due to the total interest earning assets increasing faster than interest bearing liabilities as well as the weighted average cost of interest bearing liabilities decreasing while the weighted average rate earned on total interest earning assets increased.

Net interest income after provision for loan losses for the current period was $5.3 minion compared to $4.7 million a year ago, a 13.5% increase. The loan loss provision for the three months ended September 30, 1996 was $100,000 higher than for the period ended September 30, 1995. Chargeoffs accounted for $36,000 of the increase while growth in the loan portfolio accounted for the remainder of the increase. At September 30, 1996, the allowance covered 111% of non-performing loans. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at September 30, 1996.

                                                (in thousands)
Quarter-ending September 30:             1996                 1995
                                       --------             --------
Allowance beginning balance              53,061               52,806
Provision for loan losses                   167                   65
Charge-offs                                (126)                 (97)
Recoveries                                   20                   36
                                       --------             --------
Loan Loss Allowance                    $  3,122             $  2,810
                                       ========             ========

Allowance to Total Loans                    .58%                 .59%
Allowance to Non-performing Assets          108%                  93%

Interest Income

Total interest income for the three-month period ended September 30, 1996 increased $867,000 over the same period of the prior year. Total interest income increased primarily because interest earning assets have increased approximately $46.5 million over the same period a year ago.

Interest Expense

Total interest expense for the three-month period ended September 30, 1996 increased $138,000 over the same period of the prior year. This increase was the result of increased outstanding interest costing liabilities over the prior period. The increase would have been greater except for the overall reduced cost of funds in the current period compared to the period ended September 30, 1995.

Other Income

Total other income for the three-month period ended September 30, 1996 increased $28.000 over the same period a year ago. The current period gain on We of loans was $387,000 compared to last year of $422,000. The current period figure includes $126,000 due to the implementation of FAS122, Accounting for Mortgage Servicing Rights. This rule requires companies to record as an asset the value of servicing rights on loans originated by the Company and subsequently sold while retaining the servicing of the loans. The asset is recorded in the period of acquisition and amortized as a reduction to the loan servicing income over tile life of the related loans.

Joint Venture income was down $24,000 as activity in current projects is reducing. Miscellaneous income for the current three month period ended September 30, 1996 increased $31,000 over the three month period ended September
30. 1995. The current period included $59,000 of interest from the IRS on previously amended tax returns. This was a one-time receipt and is not expected to recur.

Other Expenses

Total other expenses for the three-month period ended September 30, 1996 increased $2.9 million over the same period ended September 30, 1995. Other expense in the current period included a $3.0 million SAIF assessment to recapitalize the deposit insurance file maintained by the FDIC.

Without the SAIF assessment, other expense would have been $3.5 million, compared to $3.6 million for the three-month period ended September 30, 1995. For the current period as compared to the year ago period, net personnel expense was down $21,000, occupancy expense was up $12,000 and marketing expense was down $63,000.

The BIF/SAIF  legislation  signed into law on September 30, 1996, in addition to the one-time assessment, provides for the SAIF insurance premiums to decline from $0.23 per $100 in assessment base to $0.0644 per $I 00 in assessment base beginning January 1, 1997. Based on the Bank's assessment base at June 30, 1996, this will reduce other expense by $805.000 on an annualized basis or approximately $403,000 for the last two quarters of fiscal year 1997. The Bank's actual savings will vary depending on fluctuations in the assessment base in future periods.

FINANCIAL CONDITION;
Total assets increased by $3.4 million from June 30, 1996 to September 30, 1996. Net loans receivable increased by $11.7 million with loans held for sale decreasing $1.2 million. Cash and cash equivalents decreased $8.0 million with investment securities, including mortgage-backed securities, increasing $1.2 million. Savings deposits decreased by $675,000 with advances from the FHLB and senior debt increasing $2.7 million.

Total shareholders' equity increased $139,000. Retained earnings increased $431,000 from net income and decreased $280,000 for dividends paid. In accordance with Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized losses in its available for sale portfolio of $267,000, or a $12,000 increase from the June 30, 1996 loss position of $255,000.

At September 30, 1996, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):

Tangible capital             $51,000   8.11% of tangible assets of $628,612
Required tangible capital      9,429   1.50% of tangible assets of $629,612
Excess tangible capital      541,571

Core capital                 $51,000   8.11% of tangible assets of $629,612
Required core capital         18,858   3.00% of tangible assets of $629,612
Excess core capital          $32,142

Risk-based capital           $53,782  12.02% of risk-weighted assets of $447,575
Required risk-based capital   35,906   8.00% of risk-weighted assets of $447,575
Excess Risk-based capital    $17,976


Liquidity and Capital Resources

The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at S%. At September 30, 1996, the Bank's average liquidity ratio was 10.9%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FULB system, the Bank may borrow from the FHLB of Indianapolis, At September 30, 1996, the Bank had $73.7 million in such borrowings. As of that date, the Bank had commitments to find loan originations and purchases of approximately $20.4 million and commitments to sell loans of $9.2 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Recapitalization of SAIF and Related legislative Proposals

Supplemental Data:                                       Three Months Ended
                                                            September 30,
                                                       --------------------
                                                       1996            1995
                                                       ----            ----
Weighted average interest rate earned
on total interest-earning assets                       8.50%          8.43%
total
                                                       4.93%          5.09%
the period                                             3.57%          3.35%

Net yield on interest-earning assets
(net interest income divided by average
interest-earning assets on annualized basis)           3.72%          3.44%
Total interest income divided by average
total assets (on annualized basis)                     7.93%          7.85%
Total interest expense divided by
average total assets (on annualized basis)             4.43%          4.62%
Net interest income divided by average
total assets (on annualized basis)                     3.47%          3.20%

Return on average assets                               0.27%          1.21%
Return on stockholders' equity                         3.31%         15.57%
Average stockholders' equity to average assets         8.26%          7.78%


                                                        At September 30,
                                                     ----------------------
                                                      1996            1995
                                                     ------          ------
Book value per share outstanding                     $23.20          $21.16
Interest rate spread                                   3.57%           3.35%

Non-performing Assets: (in thousands)
     Loans: Non-accrual                              $2,771          $2,657
            Past due 90 days or more                     29             178
            Restructured                                  1             102
                                                     ------          ------
          Total nonperforming loans                   2,801           2,937
     Real estate owned, net                              25
     Other repossessed assets, net                       83              64
                                                     ------          ------
          Total nonperforming assets                 $2,884          $3,026
                                                     ------          ------
Nonperforming assets divided by total assets            .46%            .51%
Nonperforming loans divided by total loans              .52%            .61%

Balance in allowance for loan losses                 $3,122          $2,810

PART H. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

         (a)      N/A

         (b)      Reports on Form 8-K.
                  Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 1996.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                  Home Federal Bancorp


DATE: November 11, 1996           /s/Lawrence E. Welker
                                  ----------------------------------
                                  Lawrence E. Welker, Executive Vice President,
                                     Treasurer, and Chief Financial Officer