Form 10-Q
period 1996-12-31
HOME FEDERAL BANCORP
filed 1997-02-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1996


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission file number: 0-18847


                              HOME FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)


                  Indiana                              35-1807839
        (State or other Jurisdiction                 (I.R.S. Employer
      of Incorporation or Origination)             Identification No.)


    222 West Second Street, Seymour, Indiana          47274-0648
     (Address of Principal Executive Offices)         (Zip Code)


     Registrant's telephone number including area code:  (812) 522-1592

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                                               YES X     NO
                                                                  -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 12, 1997:

           Common Stock, no par value -- 3,361,683 shares outstanding

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


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10

Signatures                                                                11

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                              December 31,    June 30,
                                                                  1996          1996
                                                               ---------     ---------
ASSETS:
Cash                                                           $  18,628     $  19,327
Interest-bearing deposits                                          2,194         6,301
                                                               ---------     ---------
  Total cash and cash equivalents                                 20,822        25,628
                                                               ---------     ---------

Securities available for sale at fair value
     (amortized cost $43,349
     and $45,075                                                  43,332        44,651
Securities held to maturity (fair value $10,382 and $6,753)       10,467         6,990
Loans held for sale (fair value $4,796 and $4,666)                 4,732         4,623
Loans receivable, net of allowance for loan losses
     of $3,251 and $3,061                                        543,094       520,097
Investments in joint ventures                                      3,098         2,855
Federal Home Loan Bank stock                                       4,098         3,798
Accrued interest receivable, net                                   3,982         3,893
Premises and equipment, net                                        7,863         8,090
Real estate owned                                                    239            48
Prepaid expenses and other assets                                  1,465         2,440
Cash surrender value of life insurance                             5,393         5,004
Goodwill                                                           1,848         1,898
                                                               ---------     ---------

   TOTAL ASSETS                                                $ 650,433     $ 630,015
                                                               =========     =========



LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                       $ 506,442     $ 489,573
Advances from Federal Home Loan Bank                              76,700        70,700
Senior debt                                                        8,450         9,100
Other borrowings                                                     562         4,337
Advance payments by borrowers for taxes and insurance                387           621
Accrued expenses and other liabilities                             3,966         4,167
                                                               ---------     ---------
   Total liabilities                                             596,507       578,498
                                                               ---------     ---------


Shareholders' equity:
 No par common stock; Authorized: 7,500,000 shares
  Issued and outstanding:                                          7,002         6,819
     3,351,683 shares at December 31, 1996
     3,339,423 shares at June 30, 1996
 Retained earnings, restricted                                    46,934        44,953
 Unrealized gain (loss) on securities available
     for sale, net of deferred taxes                                 (10)         (255)
                                                               ---------     ---------

   Total shareholders' equity                                     53,926        51,517
                                                               ---------     ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 650,433     $ 630,015
                                                               =========     =========


See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

                                               Three Months Ended                Six Months Ended
                                                  December 31,                    December 31,
                                         ---------------------------     ---------------------------
                                             1996            1995            1996            1995
                                         -----------     -----------     -----------     -----------
Interest income:
 Loans receivable                        $    11,875     $    10,788     $    23,513     $    21,338
 Securities available for
     sale and held to maturity                   843             831           1,622           1,660
 Other interest income                           101             162             175             407
                                         -----------     -----------     -----------     -----------
Total interest income                         12,819          11,781          25,310          23,405
                                         -----------     -----------     -----------     -----------

Interest expense:
 Deposits                                      5,819           5,685          11,518          11,374
 Advances and borrowings                       1,339           1,192           2,668           2,393
                                         -----------     -----------     -----------     -----------
Total interest expense                         7,158           6,877          14,186          13,767
                                         -----------     -----------     -----------     -----------

Net interest income                            5,661           4,904          11,124           9,638
Provision for loan losses                        267             182             434             249
                                         -----------     -----------     -----------     -----------
Net interest income after
     provision for loan losses                 5,394           4,722          10,690           9,389
                                         -----------     -----------     -----------     -----------

Other income:
 Gain on sale of loans                           351             345             738             767
 Gain(loss) on sale of securities                  0               1             201
 Income from joint ventures                      145             178             242             299
 Insurance, late charges, other fees             300             328             663             703
 Service fees on NOW accounts                    426             425             831             832
 Net gain (loss) on real estate owned
     and repossessed assets                      (19)            (34)            (16)            (40)
 Loan servicing income                           241             227             505             450
 Miscellaneous                                   311             275             677             610
                                         -----------     -----------     -----------     -----------
Total other income                             1,755           1,745           3,660           3,622
                                         -----------     -----------     -----------     -----------

Other expenses:
 Compensation and employee benefits            1,906           1,715           3,700           3,530
 Occupancy and equipment                         500             470             988             946
 Service bureau expense                          189             189             379             374
 Federal insurance premium                       279             266           3,553             529
 Marketing                                       104              74             233             266
 Goodwill amortization                            25              25              50              50
 Miscellaneous                                   599             590           1,229           1,229
                                         -----------     -----------     -----------     -----------
Total other expenses                           3,602           3,329          10,132           6,924
                                         -----------     -----------     -----------     -----------

Income before income taxes                     3,547           3,138           4,218           6,087
Income tax provision                           1,381           1,234           1,621           2,390
                                         -----------     -----------     -----------     -----------
Net Income                               $     2,166     $     1,904     $     2,597     $     3,697
                                         ===========     ===========     ===========     ===========


Net income per common and
     common share equivalents            $      0.63            0.55            0.75     $      1.08
                                         ===========            ====            ====     ===========


Equivalent number of shares                3,458,828       3,431,972       3,448,937       3,422,004
Dividends per share                      $     0.125     $     0.067     $     0.183     $     0.133

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                              Six Months Ended
                                                         ----------------------------
                                                         December 31,    December 31,
                                                            1996             1995
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $  2,597         $  3,697
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization
       and depreciation                                        589              611
     Provision for loan losses                                 434              249
     Net gain from sale of loans                              (499)            (767)
     Net gain from sale of investment securities                --               (1)
     Net gain from joint ventures; real estate owned          (205)            (242)
     Loan fees deferred (recognized), net                     (321                2
     Proceeds from sale of loans held for sale              42,466           54,648
     Origination of loans held for sale                     42,076           54,586
     Decrease in accrued interest and other assets           2,527            6,633
     Increase in other liabilities                            (435)             422
                                                          --------         --------
Net cash provided by operating activities                    5,077           10,666
                                                          --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans                            25,031           17,244
Proceeds from:
     Maturities/Repayments of:
       Securities held to maturity                             154            2,405
       Securities available for sale                         4,108            1,978
     Sales of:
       Securities available for sale                         6,572            4,007
       Real estate owned and other asset sales                 128              175
     Purchases of:
       Loans                                                  (501)              --
       Securities available for sale                         8,987            9,120
       Securities held to maturity                           3,633               --
       Federal Home Loan Bank stock                           (300)              --
Increase in cash surrender value of life insurance            (134)            (113)
Acquisition of property and equipment, net                    (270)            (304
                                                          --------         --------
Net cash used in investing activities                       27,894           18,216
                                                          --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net                        16,869            3,607
Proceeds from borrowings                                    28,500            9,600
Repayment of borrowings                                     23,150           11,150
Net repayment of overnight borrowings                        3,775              544
Common stock options exercised                                 182               37
Payment of dividends on common stock                          (615)            (444)
                                                          --------         --------
Net cash provided by (used in) financing activities         18,011            2,194
                                                          --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                    4,806            5,356
Cash and cash equivalents, beginning of period              25,628           27,836
                                                          --------         --------
Cash and cash equivalents, end of period                  $ 20,822         $ 22,480
                                                          ========         ========

Supplemental information:
Cash paid for interest                                    $ 14,090         $ 13,672
Cash paid for income taxes                                $  1,186         $  2,122
Assets acquired through foreclosure                       $    122         $     21


See notes to consolidated financial statements

                              HOME FEDERAL BANCORP
                   Notes to Consolidated Financial Statements


1.  Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at December 31, 1996 and for the three and six month periods ended December 31, 1996, and 1995 have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

The results of operations for the three and six month periods ended December 31, 1996 are not necessarily indicative of the results to be expected for the year ending June 30, 1997. These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.

2.  Reclassifications

Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.

3.  Recent Accounting Pronouncements

The Company adopted  Statement of Financial  Accounting  Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective July 1, 1996. The adoption of SFAS 121 had no effect on the financial position or results of operations of the Company.

The Company adopted  Statement of Financial  Accounting  Standards No. 123 (SFAS
123), "Accounting for Stock Based Compensation," effective July 1, 1996. The Company has elected to continue to account for stock-based transactions under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," but will disclose in the notes to the financial statements the pro forma effects of the new method of accounting under SFAS 123.

4.  Adoption of Statement of Financial Accounting Standards No. 122

Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standards No. 122, (SFAS 122) "Accounting for Mortgage Servicing Rights - an amendment of FASB Statement No. 65." This statement requires the Company to recognize the value of its mortgage servicing rights, however acquired, at the time of acquisition.

The Company recorded a servicing asset of $238,000 for 460 loans sold during the six months ended December 31, 1996 totaling $31.7 million with a weighted average interest rate of 8.43% and a weighted average servicing fee of .25%. The value of the servicing asset was derived with a discount rate of 10.5%, an average cost to service of $57 and constant prepayment rates ranging from 9.31% to 20.65%. For purposes of measuring impairment of the capitalized mortgage servicing rights, the loans were stratified by term and note rate. As of December 31, 1996, the Company had recorded an impairment valuation allowance of $13,000 related to the value of servicing.

5.  Stock Split

On November 26, 1996, the Company declared a 3 for 2 stock split pursuant to which every two shares of its common stock outstanding at the close of business on December 6, 1996 were converted into three shares of common stock. The stock split resulted in the issuance of 1,118,200 additional shares. Share data for the quarter ended December 31, 1996 has been adjusted accordingly.

Part I, Item 2: Management's  Discussion and Analysis of Financial Condition and
                Results of Operations

Home Federal Bancorp (the "Company") is organized as a unitary savings and loan holding company and owns all the outstanding capital stock of Home Federal Savings Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 15 full service banking branches and one loan production office.

RESULTS OF OPERATIONS:

Quarter Ended December 31, 1996 Compared to Quarter Ended December 31, 1995:

General

The Company reported net income of $2,166,000 for the quarter ended December 31, 1996, compared to $1,904,000 for the quarter ended December 31, 1995, an increase of $262,000. Earnings per share for the current quarter were $0.63 compared to $0.55 for the quarter ended December 31, 1995, a 14.5% increase. The earnings per share comparisons have been adjusted for a 3 for 2 stock split in December of 1996.

Net Interest Income

Net interest income before provision for loan losses increased by $757,000 for the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995. The increase is due to the total interest sensitive assets growing faster than interest bearing liabilities. Treasury rates with terms of more than one year were generally higher during the three month period ended December 31, 1996 as compared to the same period ended December 31, 1995. The one year Treasury rate was basically unchanged during these periods. The return on interest earning assets was basically unchanged from 1995 to 1996; however, the cost of interest-bearing liabilities decreased by 19 basis points due to reduced borrowing costs and shifts to shorter term deposits with correspondingly lower rates. The increased use of special certificate of deposit programs also helped to reduce the cost of funds.

Net interest income after provision for loan losses increased by $672,000 for the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995. The provision for loan losses increased $85,000 reflecting higher loans outstanding and increased activity in non-mortgage loans. At December 31, 1996, the loan loss allowance covered 93% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at December 31, 1996.


                                            (in thousands)
   Quarter ending December 31:           1996           1995
   ---------------------------         ----------------------
  Allowance beginning balance          $ 3,122        $ 2,810
  Provision for loan losses                267            182
  Charge-offs                             (161)          (133)
  Recoveries                                23             15
                                       -------        -------
  Loan Loss Allowance                  $ 3,251        $ 2,874
                                       =======        =======


Allowance to Total Loans                   .60%           .59%
Allowance to Nonperforming Assets           93%            92%


Interest Income

Total interest income for the three-month period ended December 31, 1996 increased $1,038,000, or 8.8%, over the same period of the prior year. The increase is due primarily to increased loans outstanding.

Interest Expense

Total interest expense for the three-month period ended December 31, 1996 increased $281,000, or 4.1%, as compared to the same period a year ago. The increase in interest expense for the three month period ended December 31, 1996, compared to the same period ended December 31, 1995, was due to increased deposit and borrowing balances outstanding. The cost of these funds actually decreased from 1995 to 1996 for the reasons discussed above.

The ability of the Company to continue to hold its cost of funds down will depend heavily on the actions of the Federal Reserve Board and competitive factors within the Company's market.

Other Income

Total other income for the three-month period ended December 31, 1996 was basically unchanged over the same period a year ago. Gain on sale of loans included the recognition of $113,000 of originated mortgage servicing rights ("OMSR") as required by Statement of Financial Accounting Standards No. 122 (SFAS 122), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65". Insurance, late charges and other fees, which includes mortgage servicing income, was reduced by $18,000 for the OMSR amortization and impairment calculations required by SFAS 122. The income the Company will realize over the life of a loan it has sold, but retained the servicing, will be the same under the new standards as it would have been prior to the adoption of these standards. The timing of the recognition of that income will occur earlier in the life of the loan and will be subject to more volatility depending on changes in interest rates which affect the value of the OMSR.

Excluding the impact of SFAS 122, gain on sale of loans would show a reduction for the three month period ended December 31, 1996, compared to the three month period ended December 31, 1995. The reduction is due primarily to reduced loan volumes in the fixed rate categories, which are normally sold to the secondary market. The reduced volumes are attributed to higher long term interest rates.

Joint venture income comes primarily from the sale of lots in several projects the Company is involved in and is difficult to project for future periods.

Other Expenses

Total  other  expenses  for the  three-month  period  ended  December  31,  1996 increased $273,000, or 8.2%, over the same period ended December 31, 1995. Compensation and employee benefits contributed $191,000 to the total increase. Increases in compensation were due to normal salary increases as well as accruing for performance bonuses normally paid at the end of the fiscal year. In prior periods, the Company began accruing for these bonuses in the third quarter. In order to spread these costs more evenly during the entire year, the current quarter includes $88,000 of such bonus accrual. If pre-determined targets are not met, these bonuses would not be paid and the expense accrual would be taken back to income. The Company currently anticipates paying bonuses for the current fiscal year although it is too early to determine the actual amount to be paid.


Six-months  Ended  December 31, 1996 Compared to Six-months  Ended  December 31,
1995:

General

The Company reported net income of $2,597,000, or $0.75 per share, for the six-months ended December 31, 1996, compared to $3,697,000, or $1.08 per share, for the same period a year ago, a decrease of $1,100,000, or $0.33 per share. The decrease in net income was attributed to a legislated special pre-tax assessment of $3,001,000 to help recapitalize the FDIC Savings Association Insurance Fund (SAIF). Without the SAIF assessment, net income for the period ended December 31, 1996, would have been $4,323,000, or $1.25 per share. Per share comparisons have been adjusted to reflect a 3 for 2 stock split in December of 1996.

Net Interest Income

Net interest income before provision for loan losses increased $1,486,000 for the six-month period ended December 31, 1996, compared to the same period ended December 31, 1995. The reasons for this increase were primarily the same as for the three-month period ended December 31, 1996.

Net interest income after provision for loan losses increased by $1,301,000 for the six-month period ended December 31, 1996. Again, the reasons for this increase were primarily the same as for the three-month period ended December 31, 1996.

The change to the loan loss allowance for the six-month period ended December 31, 1996 is as follows:

                                                     (in thousands)
Six months ending December 31:                    1996          1995
                                                 -------       -------
Allowance beginning balance                      $ 3,061       $ 2,806
Provision for loan losses                            434           249
Charge-offs                                         (287)         (232)
Recoveries                                            43            51
                                                 -------       -------
Loan Loss Allowance                              $ 3,251       $ 2,874
                                                 =======       =======


Interest Income

Total interest income for the six-month period ended December 31, 1996 increased $1,905,000, compared to the six-month period ended December 31, 1995. The increase was due primarily to the same reasons as discussed in the three-month period ended December 31, 1996. These reasons include a changing mix of loan products and an increase in loans outstanding.

Interest Expense

Total interest expense for the six-months ended December 31, 1996 increased $419,000, compared to the six-month period ended December 31, 1995. The increase was due primarily to the same reasons as discussed in the three-month period ended December 31, 1996. These reasons include increased deposits and borrowings outstanding offset by lower costs.

Other Income

Total other income for the six-month period ended December 31, 1996 was basically unchanged as compared to the same period one year ago. Gain on sale of loans for the current period included $239,000 of OMSR as required under SFAS
122. Insurance, late charges and other fees included the amortization and impairment expense required under SFAS 122. These expenses were the same for the current six month period as the three month period because December was the first quarter that the amortization and impairment were calculated.

Other Expenses

Total other expenses for the six-month period ended December 31, 1996 increased $3,208,000. The FDIC/SAIF assessment accounted for $3,001,000 of the $3,208,000 increase. Compensation expense accounted for most of the remainder of the increase and the increased compensation expense was the result of the same factors discussed in the three month period.

FINANCIAL CONDITION:

Total assets increased by $20,418,000 from June 30, 1996 to December 31, 1996. Net loans receivable increased by $22,997,000 with loans held for sale
increasing  $109,000.   Cash  and  cash  equivalents  decreased  $4,806,000  and
securities available for sale and held to maturity (including mortgage-backed securities) increased $2,158,000.

Total liabilities increased $18,009,000 from June 30, 1996 to December 31, 1996. Deposits from customers increased $16,869,000 and advances from the Federal Home Loan Bank and senior debt increased $5,350,000.

Shareholders' equity increased $2,409,000 during the same period. Retained earnings increased $2,597,000 from net income and decreased $615,000 for dividends paid. Common stock increased $187,000 for stock options exercised during the period and decreased $5,000 for fractional shares redeemed resulting from the 3 for 2 stock split. In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized losses in its available for sale portfolio of $10,000, or a $245,000 increase in shareholders' equity from the June 30, 1996 loss position of $255,000.

At December 31, 1996, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):


Tangible capital               $52,133     8.08% of tangible assets of $645,044
Required tangible capital        9,676     1.50% of tangible assets of $645,044
                             ---------
Excess tangible capital        $42,457

Core capital                   $52,133     8.08% of tangible assets of $645,044
Required core capital           19,351     3.00% of tangible assets of $645,044
                              --------
Excess core capital            $32,782

Risk-based capital             $55,055   12.05% of risk-weighted assets of $456,878
Required risk-based capital     36,550    8.00% of risk-weighted assets of $456,878
                              --------
Excess risk-based capital      $18,505


Liquidity and Capital Resources

The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At December 31, 1996, the Bank's average liquidity ratio was 11.1%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1996, the Bank had $76.7 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $25.53 million and commitments to sell loans of $10.99 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Supplemental Data:
                                                     Three Months Ended      Six Months Ended
                                                        December 31,           December 31,
                                                      -----------------     -----------------
                                                       1996       1995       1996       1995
                                                      -------    ------     ------     ------
Weighted average interest rate earned
  on total interest-earning assets                     8.47%      8.54%      8.49%      8.49%
Weighted average cost of total
  interest-bearing liabilities                         4.91%      5.10%      4.92%      5.10%
                                                       ----       ----       ----       ----
Interest rate spread during the period                 3.56%      3.44%      3.57%      3.39%

Net yield on interest-earning assets
  (net interest income divided by average
  interest-earning assets on annualized basis)         3.74%      3.55%
                                                                             3.73%      3.50%
Total interest income divided by average
  total assets (on annualized basis)                   7.99%      7.97%
                                                                             7.95%      7.91%
Total interest expense divided by
  average total assets (on annualized basis)           4.44%      4.63%
                                                                             4.43%      4.63%
Net interest income divided by average
  total assets (on annualized basis)                   3.53%      3.32%      3.49%      3.26%

Return on average assets                               1.35%      1.29%       .82%      1.25%
Return on stockholders' equity                        16.41%     15.93%      9.89%     15.75%
Average stockholders' equity to average assets         8.22%      8.08%      8.25%      7.93%



                                                        At December 31,
                                                     ----------------------
                                                      1996            1995
                                                     ------          ------
Book value per share outstanding                     $16.09          $14.63

Interest rate spread                                   3.62%           3.43%

Nonperforming Assets:  (in thousands)
      Loans:     Non-accrual                         $3,260          $2,881
                 Past due 90 days or more                 1             158
                 Restructured                             1               2
                                                     ------          ------
           Total nonperforming loans                  3,262           3,041
      Real estate owned, net                            122              --
      Other repossessed assets, net                     116              72
                                                     ------          ------
           Total nonperforming assets                $3,500          $3,113
                                                     ======          ======

Nonperforming assets divided by total assets            .54%            .52%
Nonperforming loans divided by total loans              .59%            .63%

Balance in allowance for loan losses                 $3,251          $2,874

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

On October 22, 1996, the Annual Meeting of Shareholders was held, the results of which were as follows:

                                                       Against or    Broker
                                             For        Withheld    Non-votes     Abstentions
Election of John K. Keach, Jr. as
Director for term expiring in 1999       1,796,412     11,883         - 0 -          - 0 -

Election of  David W. Laitinen, MD as
Director for term expiring in 1999       1,775,002     33,293         - 0 -          - 0 -



Item 5.  Other information


Effective January 2, 1997, LaSalle National Trust, N.A. merged into LaSalle National Bank. Their new address is:

                LaSalle National Bank
                135 South LaSalle Street, Room 1811
                Chicago, Illinois  60603
                (312) 904-2450 or (800) 246-5761


LaSalle National Bank is the Company's transfer agent.


Item 6.  Exhibits and Reports on Form 8-K

    (a)  N/A

    (b)  Reports on Form 8-K.
                    Registrant filed no reports on Form 8-K during the fiscal quarter ended December 31, 1996.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                       Home Federal Bancorp



DATE:  February 12, 1997               /s/Lawrence E. Welker
                                       --------------------------------
                                       Lawrence E. Welker,
                                          Executive Vice President,
                                          Treasurer, and Chief Financial Officer