Form 10-Q
period 1997-03-31
HOME FEDERAL BANCORP
filed 1997-05-13
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number: O-18847


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

                                                 YES  X   NO_____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997:

           Common Stock, no par value -- 3,390,470 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) .............................................    1
               Consolidated Statements of Income
                  (unaudited) .............................................    2
               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    3
               Notes to Consolidated Financial
                  Statements ..............................................    4

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    5


PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K .................................   10

Signatures ................................................................   11

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                           March 31,    June 30,
                                                        1997         1996
                                                      --------    --------

ASSETS:
Cash ..............................................   $ 16,570    $ 19,327
Interest-bearing deposits .........................      1,093       6,301
                                                      --------    --------
  Total cash and cash equivalents .................     17,663      25,628
                                                      --------    --------

Securities available for sale at fair value
    (amortized cost 40,944 and $45,075) ...........     40,670      44,651
Securities held to maturity
    (fair value $12,206 and $6,753) ...............     12,400       6,990
Loans held for sale
    (fair value $4,448 and $4,666) ................      4,401       4,623
Loans receivable, net of allowance for
    loan losses of $3,458 and $3,061 ..............    559,111     520,097
Investments in joint ventures .....................      3,189       2,855
Federal Home Loan Bank stock ......................      4,098       3,798
Accrued interest receivable, net ..................      4,201       3,893
Premises and equipment, net .......................      8,011       8,090
Real estate owned .................................         93          48
Prepaid expenses and other assets .................      2,539       2,440
Cash surrender value of life insurance ............      5,459       5,004
Goodwill ..........................................      1,823       1,898
                                                      --------    --------

   TOTAL ASSETS ...................................   $663,658    $630,015
                                                      ========    ========




LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..........................................   $515,173    $489,573
Advances from Federal Home Loan Bank ..............     76,145      70,700
Senior debt .......................................      8,125       9,100
Other borrowings ..................................      3,532       4,337
Advance payments by borrowers
      for taxes and insurance .....................        797         621
Accrued expenses and other liabilities ............      3,807       4,167
                                                      --------    --------
   Total liabilities ..............................    607,579     578,498
                                                      --------    --------


Shareholders' equity:
 No par common stock; Authorized:  7,500,000 shares
  Issued and outstanding: .........................      7,478       6,819
     3,389,770 shares at March 31, 1997
     3,339,423 shares at June 30, 1996
 Retained earnings, restricted ....................     48,766      44,953
 Unrealized loss on securities available
    for sale, net of deferred taxes ...............       (165)       (255)
                                                      --------    --------
   Total shareholders' equity .....................     56,079      51,517
                                                      --------    --------

  TOTAL LIABILITIES AND SHAREHOLDERS'EQUITY .......   $663,658    $630,015
                                                      ========    ========
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

                                       Three Months Ended     Nine Months Ended
                                            March 31               March 31
                                       -------------------   -------------------
                                         1997        1996      1997       1996
                                       --------    --------  --------   --------
Interest income:
 Loans receivable ...................  $ 12,029   $ 10,900  $ 35,542   $ 32,238
 Securities available for sale
    and held to maturity ............       832        805     2,454      2,466
 Other interest income ..............        72        109       247        515
                                       --------    --------  --------   --------

Total interest income ...............    12,933     11,814    38,243     35,219
                                       --------    --------  --------   --------
Interest expense:
 Deposits ...........................     5,795      5,542    17,313     16,916
 Advances and borrowings ............     1,306      1,176     3,974      3,569
                                       --------    --------  --------   --------
Total interest expense ..............     7,101      6,718    21,287     20,485
                                       --------    --------  --------   --------
Net interest income .................     5,832      5,096    16,956     14,734
Provision for loan losses ...........       379        154       813        403
                                       --------    --------  --------   --------
Net interest income after
   provision for loan losses ........     5,453      4,942    16,143     14,331
                                       --------    --------  --------   --------

Other income:
 Gain on sale of loans ..............       264        401     1,002      1,168
 Gain on sale of securities .........         0          0        20          1
 Income from joint ventures .........        40         96       282        395
 Insurance, late charges, other fees        422        314     1,085      1,018
 Service fees on NOW accounts .......       402        405     1,233      1,237
 Net gain (loss) on real estate owned
    and repossessed assets ..........        (7)        22       (23)       (18)
 Loan servicing income ..............       267        242       772        692
 Miscellaneous ......................       292        312       969        921
                                       --------    --------  --------   --------
Total other income ..................     1,680      1,792     5,340      5,414
                                       --------    --------  --------   --------

Other expenses:
 Compensation and employee benefits .     2,106      1,921     5,806      5,451
 Occupancy and equipment ............       538        487     1,526      1,433
 Service bureau expense .............       207        212       586        586
 Federal insurance premium ..........        17        267     3,570        796
 Marketing ..........................       103         96       336        362
 Goodwill amortization ..............        25         26        75         76
 Miscellaneous ......................       596        601     1,825      1,830
                                       --------    --------  --------   --------
Total other expenses ................     3,592      3,610    13,724     10,534
                                       --------    --------  --------   --------

Income before income taxes ..........     3,541      3,124     7,759      9,211
Income tax provision ................     1,370      1,244     2,991      3,634
                                       --------    --------  --------   --------
Net Income ..........................  $  2,171   $  1,880  $  4,768   $  5,577
                                       ========    ========  ========   ========

Net income per common and
   common share equivalents .........  $   0.61   $   0.55  $   1.37   $   1.63
                                       ========    ========  ========   ========

Equivalent number of shares          3,532,153   3,422,601  3,477,429  3,422,178
Dividends per share                  $   0.100   $   0.083  $   0.283  $   0.217

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                         Nine Months Ended
(unaudited)                                                March 31
                                                      ------------------
                                                       1997       1996
                                                      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................  $  4,768   $  5,577
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Accretion of discounts, amortization
     and depreciation ............................       880        916
   Provision for loan losses .....................       813        403
   Net gain from sale of loans ...................      (670)    (1,168)
   Net gain from joint ventures; real estate owned      (238)      (360)
   Net loan fees recognized ......................      (288)       (75)
   Proceeds from sale of loans held for sale .....    62,216     88,555
   Origination of loans held for sale ............   (61,324)   (78,993)
   Decrease  in accrued interest and other assets      4,207      4,498
   (Decrease) increase in other liabilities ......      (184)     1,229
                                                     --------  --------
Net cash provided by operating activities ........    10,180     20,582
                                                     --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .................   (44,272)   (29,928)
Proceeds from:
   Maturities/Repayments of:
      Securities held to maturity ................       221      2,472
      Securities available for sale ..............     7,562      3,697
   Sales of:
      Securities available for sale ..............     6,572      5,507
      Real estate owned and other asset sales ....       416        380
Purchases of:
   Loans .........................................      (756)    (2,870)
   Securities available for sale .................   (10,042)   (11,931)
   Securities held to maturity ...................    (5,633)      --
   Federal Home Loan Bank stock ..................      (300)      --
Increase in cash surrender value of life insurance      (200)      (176)
Acquisition of property and equipment, net .......      (682)      (471)
                                                    --------   --------
Net cash used in investing activities ............   (47,114)   (33,320)
                                                    --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net ........................    25,600     10,147
Proceeds from borrowings .........................    42,500     14,200
Repayment of borrowings ..........................   (38,030)   (13,475)
Net proceeds from (repayment of)
   overnight borrowings ..........................      (805)       669
Common stock options exercised ...................       659         58
Payment of dividends on common stock .............      (955)      (721)
                                                    --------   --------
Net cash provided by financing activities ........    28,969     10,878
                                                    --------   --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ........    (7,965)    (1,860)
Cash and cash equivalents, beginning of period ...    25,628     27,008
                                                    --------   --------
Cash and cash equivalents, end of period .........  $ 17,663   $ 25,148
                                                    ========   ========


Supplemental information:
Cash paid for interest ...........................  $ 21,141   $ 20,338
Cash paid for income taxes .......................  $  2,613   $  3,277
Assets acquired through foreclosure ..............  $    159   $    133
See notes to consolidated financial statements

    Notes to Consolidated Financial Statements


1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at March 31, 1997, and for the three and nine month periods ended March 31, 1997, and 1996, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1996.


2.  Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.

 3.   Recent Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standards 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, "effective July1, 1996. The adoption of SFAS 121 had no effect on the financial position or results of operations of the Company.

The Company  adopted  Statement  of  Financial  Accounting  Standards  123 (SFAS
123),"Accounting for Stock Based Compensation," effective July1, 1996. The Company has elected to continue to account for stock-based transactions under Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," but will disclose in the notes to the financial statements the pro forma effects of the new method of accounting under SFAS 123.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation., SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

4.  Adoption of Statement of Financial Accounting Standards  122
Effective July 1, 1996, the Bank adopted Statement of Financial Accounting Standard 122, (SFAS 122) "Accounting for Mortgage Servicing Rights - an Amendment of FASB Statement 65." This statement requires the Company to recognize the value of its mortgage servicing rights, however acquired, at the time of acquisition.

The Company recorded a servicing asset of $340,906 for 684 loans sold during the nine months ended March 31, 1997, totaling $46.7 million with a weighted average servicing fee of .25%. The value of the servicing asset was derived with a discount rate of 10.50%, an average cost to service of $55 and constant prepayment rates ranging from 5.00% to 11.6%. For purposes of measuring impairment of the capitalized mortgage serving rights, the loans were stratified by term and note rate. As of March 31, 1997, there was no valuation allowance related to the value of servicing.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 1997 Compared to Quarter Ended March 31, 1996

General
The Company reported net income of $2,171,000 for the quarter ended March 31, 1997, compared to $1,880,000 for the quarter ended March 31, 1996, an increase of $291,000. Earnings per share for the current quarter were $0.61 compared to $0.55 for the quarter ended March 31, 1996, a 10.9% increase. The earnings per share numbers have been adjusted for a 3 for 2 stock split in December 1996.

Net Interest Income
Net interest income before provision for loan losses increased by $736,000 for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996. The increase is due to the total interest sensitive assets growing faster than interest bearing liabilities. Treasury rates were generally higher during the three month period ended March 31, 1997, as compared to the same period ended March 31, 1996. The return on interest bearing assets declined 13 basis points for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996. The cost of interest bearing liabilities declined 16 basis points over the same period. Even though rates were increasing for this period, over all portfolio yields and costs dropped because of tightening spreads in the loan portfolio and higher costing deposits and borrowings rolling into lower costing instruments. The increased use of special certificate of deposit programs has also helped to reduce the cost of funds.

Net interest income after provision for loan losses increased by $511,000 for the quarter ended March 31, 1997, compared to the quarter ended March 31, 1996. The provision for loan losses increased $225,000 reflecting higher loans outstanding and increased activity in non-mortgage loans. At March 31, 1997, the loan loss allowance covered 115% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at March 31, 1997.


                                                    (in thousands)
                  Quarter ending March 31:          1997       1996
                  ------------------------        ------------------
                  Allowance beginning balance     $ 3,251    $ 2,874
                  Provision for loan losses .         379        154
                  Charge-offs ...............        (184)      (115)
                  Recoveries ................          12         13
                                                  -------    -------
                  Loan Loss Allowance .......     $ 3,458    $ 2,926
                                                  =======    =======


                Allowance to Total Loans              .60%      .58%
                Allowance to Nonperforming Assets     115%      103%

Interest Income
Total interest income for the three-month period ended March 31, 1997, increased $1,119,000, or 9.5%, over the same period of the prior year. The increase is due primarily to increased loans outstanding.

Interest Expense
Total interest expense for the three-month period ended March 31, 1997 increased $383,000, or 5.7%, as compared to the same period a year ago. The increase in interest expense for the three month period ended March 31, 1997, compared to the same period ended March 31, 1996, was due to increased deposit and borrowing balances outstanding. The cost of these funds actually decreased from 1996 to 1997 for the reasons discussed above.

Other Income
Total other income for the three-month period ended March 31, 1997, decreased $112,000 or 6.3% over the same period a year ago. Gain on sale of loans declined $137,000 for the quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996. This decline reflected a reduction in the volume of loan sales from $34.0 million to $21.1 million, in addition to tightening profit margins on loan sales in the secondary market. Offsetting the decline in gain on sale of loans was the recognition of $93,000 of originated mortgage servicing rights. Excluding the impact of SFAS 122, gain on sale of loans would show a reduction of $230,000 for the three month period ended March 31, 1997, compared to the three month period ended March 31, 1996. Insurance, late charges and other fees increased $108,000 reflecting increases in annuity commissions of $57,000, insurance commission increases of $23,000 as well as an increase of $28,000 in various miscellaneous fee accounts for the quarter ended March 31, 1997, versus the quarter ended March 31, 1996.

Joint venture income declined $56,000 for the three month period ended March 31, 1997, as compared to the three month period ended March 31, 1996. Joint venture income comes primarily from the sale of lots in several projects the Company is involved in and is difficult to project for future periods.

Other Expenses
Total other expenses for the three-month period ended March 31, 1997, remained relatively constant over the same period ended March 31, 1996, although there were fluctuations within expense categories included in the total other expenses. Compensation and employee benefits increased $185,000. Increases in compensation were due to normal salary increases as well as an increase in accrued vacation pay. Federal insurance premium expense decreased $250,000 reflecting lower assessment rates as well as a $62,000 credit received on insurance premiums paid in the fourth quarter of 1996.

Nine-months Ended March 31, 1997 Compared to Nine-months Ended March 31, 1996:

General
The Company reported net income of $4,768,000, or $1.37 per share, for the nine-months ended March 31, 1997, compared to $5,577,000, or $1.63 per share, for the same period a year ago, a decrease of $809,000, or $0.26 per share. The decrease in net income was primarily attributed to a legislated special pre-tax assessment of $3,001,000 to help recapitalize the FDIC Savings Association Insurance Fund (SAIF). Without the SAIF assessment, net income for the period ended March 31, 1997, would have been $6,494,000, or $1.87 per share. Per share comparisons have been adjusted to reflect a 3 for 2 stock split in December 1996.

Net Interest Income
Net interest income before provision for loan losses increased $2,222,000 for the nine-month period ended March 31, 1997, compared to the same period ended March 31, 1996. The reasons for this increase were primarily the same as for the three-month period ended March 31, 1997.

Net interest income after provision for loan losses increased by $1,812,000 for the nine-month period ended March 31, 1997. Again, the reasons for this increase were primarily the same as for the three-month period ended March 31, 1997.

The change to the loan loss allowance for the nine-month periods ended March 31, are as follows:

                                                         (in thousands)
                  Nine months ending March 31:       1997              1996
                  ----------------------------     --------------------------
                  Allowance beginning balance      $3,061            $2,806
                  Provision for loan losses           813               403
                  Charge-offs                        (471)             (347)
                  Recoveries                           55                64
                                                   ------           -------
                  Loan Loss Allowance              $3,458            $2,926
                                                   ======           =======


Interest Income
Total interest income for the nine-month period ended March 31, 1997, increased $3,024,000, compared to the nine-month period ended March 31, 1996. The increase was due primarily to the same reasons as discussed in the three-month period ended March 31, 1997. These reasons include a changing mix of loan products and an increase in loans outstanding.

Interest Expense
Total interest expense for the nine-months ended March 31, 1997, increased $802,000, compared to the nine-month period ended March 31, 1996. The increase was due primarily to the same reasons as discussed in the three-month period ended March 31, 1997. These reasons include increased deposits and borrowings outstanding offset by lower costs. Lower costs in the deposit portfolio are partially due to a shift by consumers to shorter maturing instruments with lower rates.

Other Income
Total other income for the nine-month period ended March 31, 1997, was basically unchanged as compared to the same period one year ago. Gain on sale of loans for the current period included $332,000 of OMSR as required under FAS 122. Loan servicing income included the amortization and impairment expense required under FAS 122.

Other Expenses
Total other expenses for the nine-month period ended March 31, 1997 increased $3,190,000. The FDIC/SAIF assessment accounted for $3,001,000 of the $3,190,000 increase. Compensation expense accounted for most of the remainder of the increase and was the result of the same factors discussed in the three month period.

FINANCIAL CONDITION:
Total assets increased by $33,643,000 from June 30, 1996, to March 31, 1997. Net loans receivable increased by $39,014,000 with loans held for sale decreasing $222,000. Cash and cash equivalents decreased $7,965,000 and securities available for sale and held to maturity (including mortgage-backed securities) increased $1,429,000.

Total liabilities increased $29,081,000 from June 30, 1996, to March 31, 1997. Deposits from customers increased $25,600,000 and advances from the Federal Home Loan Bank and senior debt increased $4,470,000.

Shareholders' equity increased $4,562,000 during the same period. Retained earnings increased $4,768,000 from net income and decreased $955,000 for dividends paid. Common stock increased $664,000 for stock options exercised during the period and decreased $5,000 for fractional shares redeemed resulting from the 3 for 2 stock split. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized losses in its available for sale portfolio of $165,000, or a $90,000 increase in shareholders' equity from the June 30, 1996 loss position of $255,000.

At March 31, 1997, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):

Tangible capital           $53,465    8.12% of tangible assets of $658,178
Required tangible capital    9,873    1.50% of tangible assets of $658,178
                           -------
 Excess tangible capital   $43,592

Core capital               $53,465    8.12% of tangible assets of $658,178
Required core capital       19,745    3.00% of tangible assets of $658,178
                           -------
 Excess core capital       $33,720

Risk-based capital         $56,590  12.11% of risk-weighted assets of $467,310
Required risk-based capital 37,385   8.00% of risk-weighted assets of $467,310
                           -------
 Excess risk-based capital $19,205


Liquidity and Capital Resources
The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At March 31, 1997, the Bank's average liquidity ratio was 10.46%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 1997, the Bank had $76.1 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $17.2 million and commitments to sell loans of $11.1 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Supplemental Data:                                 Three Months     Nine Months
                                                       Ended           Ended
                                                     March 31         March 31
                                                  -------------    -------------
                                                   1997   1996     1997     1996
                                                  -----  -----    -----    -----
Weighted average interest rate earned
    on total interest-earning assets ...........   8.40    8.53    8.46    8.50%
Weighted average cost of total
    interest-bearing liabilities ...............   4.87    5.03    4.89    5.08%
Interest rate spread during period .............   3.53    3.50    3.57    3.43%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis) 3.79 3.68 3.75 3.56% Total interest income divided by average
    total assets (on annualized basis) .........   7.90    7.93    7.93    7.91%
Total interest expense divided by
    average total assets (on annualized basis) . 4.40 4.53 4.41 4.59% Net interest income divided by average
    total assets (on annualized basis) .........   3.56    3.42    3.52    3.31%

Return on assets (net income divided by
    average total assets on annualized basis) ..   1.33    1.26    0.99    1.25%
Return on equity (net income divided by
    average total equity on annualized basis) ..  15.80   15.15   11.91   15.54%



                                                   At March 31
                                                 ---------------
                                                  1997     1996
                                                 ------   ------

Book value per share outstanding ..............  $16.54   $15.06

Interest rate spread ..........................    3.59%    3.47%

Nonperforming Assets:
     Loans: Non-accrual .......................  $2,824   $2,766
                  Past due 90 days or more ....       0       50
                  Restructured ................       1        2
                                                 ------   ------
     Total nonperforming loans ................   2,825    2,818
     Real estate owned, net ...................      62        0
     Other repossessed assets, net ............      31       32
                                                 ------   ------
      Total Nonperforming Assets ..............  $2,918   $2,850
                                                 ======   ======

Nonperforming assets divided by total assets...    0.44%    0.47%
Nonperforming loans divided by total loans ....    0.50%    0.56%

Balance in Provision for Loan Losses ..........  $3,458   $2,926

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A


Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a)  N/A

    (b)  Reports on Form 8-K.
                Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                              Home Federal Bancorp



DATE:   May 9, 1997                  /S/ Lawrence E. Welker
       -----------------------     ------------------------
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer