Form 10-K
period 1997-06-30
HOME FEDERAL BANCORP
filed 1997-09-25
CIK 867493

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K



(Mark One)

 X   Annual report pursuant to Section 13 or 15(d) of the Securities  Exchange
---  Act of 1934

     For the fiscal year ended June 30, 1997

                                       or

     Transition report pursuant to Section 13 or 15(d) or the Securities --- Exchange Act of 1934

     For the transition period from ___________ to ___________



                        Commission file number: 0-18847
                                                -------



                              HOME FEDERAL BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)


              United States                                 35-1807839
              -------------                                 ----------
     (State or other jurisdiction                        (I.R.S. Employer
     of incorporation or organization)                  Identification No.)



    222 West Second Street, Seymour, Indiana                47274
    ----------------------------------------                -----
    (Address of Principal Executive Offices)             (Zip Code)


    Registrants telephone number including area code:   (812) 522-1592
                                                        --------------



    Securities registered pursuant to Section 12(b) of the Act:   None

    Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                                       and
                          Common Share Purchase Rights
                          ----------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K ____ or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 10, 1997, was $96,586,080.

The number of shares of the Registrants Common Stock, no par value, outstanding as of September 10, 1997, was 3,398,114 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1997, are incorporated into Part II. Portions of the Proxy Statement for the 1997 annual meeting of shareholders are incorporated into Part I and Part III.


                            Exhibit Index on Page 37
                               Page l of 40 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX





Forward Looking Statement ................................................    4

Item 1.     Business .....................................................    4

Item 2.     Properties ...................................................   30

Item 3.     Legal Proceedings ............................................   31

Item 4.     Submission of Matters to a Vote of
              Security Holders ...........................................   31

Item 4.5    Executive Officers of Home Federal Bancorp ...................   31

Item 5.     Market for Registrant's Common Equity
              and Related Stockholder Matters ............................   32

Item 6.     Selected Financial Data ......................................   33

Item 7.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................   33
Item 7.A    Quantitative and Qualitative Disclosure About
              Market Risk ................................................   33

Item 8.     Financial Statements and Supplementary Data ..................   34

Item 9.     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure .....................   34

Item 10.    Directors and Executive Officers of the Registrant ...........   34

Item 11.    Executive Compensation .......................................   35

Item 12.    Security Ownership of Certain Beneficial Owners
              and Management .............................................   35

Item 13.    Certain Relationships and Related Transactions ...............   35

Item 14.    Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K ....................................   35

SIGNATURES ...............................................................   36

                           FORWARD LOOKING STATEMENTS


         This Annual Report on Form 10-K ("Form 10-K") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other savings and financial institutions, substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes, or unanticipated results in pending legal proceedings.


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

         Home Federal began operations in Seymour, Indiana under the name New Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January 14, 1988, Home Federal converted to stock form and on March 1, 1993, Home Federal reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal. Home Federal currently provides services through its main office at 222 West Second Street in Seymour, Indiana, fifteen full service branches located in south central Indiana, and the Magic Line network of automated teller machines at eight locations in Seymour, Columbus, North Vernon and Batesville. As a result, Home Federal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur and Washington Counties in Indiana. Home Federal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

         Home Federal directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial financial services. These services include: (i) residential and commercial real estate loans; (ii) NOW accounts; (iii) regular and term savings accounts and savings certificates;
(iv) Linsco Private Ledger Financial Services, Inc. ("Private Ledger") full-service securities brokerage services; (v) consumer loans; (vi) annuity and life insurance products; (vii) Individual Retirement Accounts and Keogh plans;
(viii) commercial loans; (ix) real estate development;  (x) trust services:  and
(xi) commercial demand deposit accounts.

         Home Federal's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. These loans are generally secured by first mortgages on the property. Virtually all of the real estate loans originated by Home Federal are secured by properties located in Indiana, although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition, Home Federal makes secured and unsecured consumer related loans

(including consumer auto loans, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At June 30, 1997, approximately 19.7% of its loans were consumer-related loans and 13.3% of its loans were commercial mortgage loans. Home Federal also makes construction loans, which constituted 9.1% of Home Federal's loans at June 30, 1997. Finally, Home Federal makes commercial loans, which constituted 7.2% of its loans at June 30, 1997.

Lending Activities

     Loan Portfolio Data

     The following two tables set forth the composition of Home Federal's loan porfolio by loan type and security type as of the dates indicated. The third table represents a reconciliation of gross loans receivable after consideration of undisbursed portions of loans in process, deferred loans, the allowance for loan losses, unearned discounts on loans and purchase discounts.

                                                                                 At June 30,
                                            -------------------------------------------------------------------------------------
                                                 1997             1996               1995              1994             1993
                                            --------------   --------------    --------------    --------------    --------------
                                            Amount Percent   Amount Percent    Amount Percent    Amount Percent    Amount Percent
                                            ------ -------   ------ -------    ------ -------    ------ -------    ------ -------
                                                                           (Dollars in Thousands)
TYPE OF LOAN
First mortgage loans:
  One-to-four family residential loans.....$300,531  50.1%  $278,118  51.3%   $268,509  55.3%   $278,383  60.1%   $257,605  62.0%
  Commercial and multi-family .............  79,696  13.3%    73,853  13.6%     63,215  13.0%     59,830  12.9%     51,393  12.4%
  Loans on property under construction ....  54,504   9.1%    40,407   7.4%     23,982   4.9%     25,547   5.5%     21,760   5.2%
   Loans on unimproved acreage ............   4,192   0.7%     3,252   0.6%      2,554   0.5%  .   2,053   0.4%      1,988   0.5%
 Second mortgage, home equity .............  63,658  10.6%    50,372   9.3%     40,536   8.4%     29,376   6.3%     27,157   6.5%
Commercial loans ..........................  43,112   7.2%    40,609   7.5%     28,881   6.0%     21,660   4.7%     17,234   4.1%
Consumer loans ............................  11,017   1.8%    11,952   2.2%     11,392   2.3%      4,381   0.9%      5,796   1.4%
Auto loans ................................  23,086   3.8%    20,883   3.8%     21,506   4.4%     19,164   4.1%     11,719   2.8%
Mobile home loans .........................  16,613   2.8%    18,833   3.5%     20,258   4.2%     19,287   4.2%     16,416   4.0%
Savings accounts loans ....................   3,989   0.7%     4,199   0.8%      4,407   0.9%      3,684   0.8%      4,295   1.0%
                                            ------- -----    ------- -----     ------- -----     ------- -----     ------- -----
     Gross loans receivable ...............$600,398 100.0%  $542,478 100.0%   $485,240 100.0%   $463,365 100.0%   $415,363 100.0%
                                            ======= =====    ======= =====     ======= =====     ======= =====     ======= =====


TYPE OF SECURITY
Residential:
     One to four family....................$397,962  66.3$  $358,003  66.0%   $326,296  67.2%   $326,055  70.4%   $298,478  71.9%
     Multi-dwelling units..................  22,166   3.7%    23,807   4.4%     20,488   4.2%     22,004   4.7%     16,664   4.0%
Commercial real estate.....................  78,261  13.0%    60,940  11.2%     49,458  10.2%     45,077   9.7%     42,773  10.3%
Commercial.................................  43,112   7.2%    40,609   7.5%     28,881   6.0%     21,660   4.7%     17,234   4.1%
Mobile home................................  16,613   2.8%    18,833   3.5%     20,258   4.2%     19,287   4.2%     16,416   4.0%
Savings account............................   3,989   0.7%     4,199   0.8%      4,407   0.9%      3,684   0.8%      4,295   1.0%
Auto.......................................  23,086   3.8%    20,883   3.8%     21,506   4.4%     19,164   4.1%     11,719   2.8%
Other consumer.............................  11,017   1.8%    11,952   2.2%     11,392   2.3%      4,381   0.9%      5,796   1.4%
Land acquisition...........................   4,192   0.7%     3,252   0.6%      2,554   0.5%      2,053   0.4%      1,988   0.5%
                                            ------- -----    ------- -----     ------- -----     ------- -----     ------- -----
     Gross loans receivable................$600,398 100.0$  $542,478 100.0%   $485,240 100.0%   $463,365 100.0%   $415,363 100.0%
                                            ======= =====    ======= =====     ======= =====     ======= =====     ======= =====
LOANS RECEIVABLE-NET
Gross loans receivable.....................$600,398 104.3%  $542,478 104.3%   $485,240 103.3%   $463,365 103.9%   $415,363 103.8%
Deduct:
Undisbursed portion of loans in process.... (20,519) -3.6%   (18,249) -3.5%    (11,291) -2.4%    (13,377) -3.0%    (11,603) -2.9%
Deferred net loan fees.....................    (560) -0.1%      (963) -0.2%     (1,069) -0.2%     (1,204) -0.3%     (1,082) -0.3%
Allowance for loan losses..................  (3,649) -0.6%    (3,061) -0.6%     (2,806) -0.6%     (2,580) -0.6%     (2,257) -0.6%
Unearned discounts.........................      (5)  0.0%       (19)  0.0%        (53)  0.0%       (114)  0.0%       (220) -0.1%
Purchase discount..........................     (41)  0.0%       (89   0.0%       (138)  0.0%       (187)  0.0%       (221) -0.1%
                                            ------- -----    ------- -----     ------- -----     ------- -----     ------- -----
 Net loans receivable......................$575,624 100.0%  $520,097 100.0$   $469,883 100.0%   $445,903 100.0%   $399,980 100.0%
                                            ======= =====    ======= =====     ======= =====     ======= =====     ======= =====

     The  following  tables  summarize  the  contractual   maturities  for  Home
Federal's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                                                               Maturites in Fiscal
                             Balance    ---------------------------------------------------------------------------
                            Outstanding                                     2001       2003      2008       2013
                            At June 30,                                      to         to        to        and
                              1997         1998        1999      2000       2002       2007      2012    thereafter
                              ----         ----        ----      ----       ----       ----      ----    ----------
                                                                  (In Thousands)

Real estate ..............   $448,077   $  6,841   $  3,228   $  3,419   $ 15,386   $ 83,505   $113,748   $221,950
      Mortgage-backed
      certificates,
      collateralized
      mortgage obligations     24,961      1,068        795      3,897      4,506      6,293      3,243      5,159
Construction Loans .......     54,504     18,919      4,498      2,000         --      3,980      1,079     24,028
Commercial loans .........     43,112     17,399      3,341      3,711      6,888      8,229      2,668        876
Other loans ..............     54,705     10,078      4,972      9,333     15,632      5,989      8,568        133
                             --------   --------   --------   --------   --------   --------   --------   --------
      Total ..............   $625,359   $ 54,305   $ 16,834   $ 22,360   $ 42,412   $107,996   $129,306   $252,146
                             ========   ========   ========   ========   ========   ========   ========   ========


Interest Rate Sensitivity:
                                            Due After June 30, 1998
                                            -----------------------
                                            Fixed     Variable Rate
                                             Rate      and Balloon
                                             ----      -----------
                                                (In Thousands)

Real estate ...........................   $134,846         $306,390
  Mortgage-backed certificates,
    collateralized mortgage obligations     19,686            4,207
Construction Loans ....................      2,434           33,151
Commercial loans ......................      8,555           17,158
Other loans ...........................     44,627               --
                                          --------         --------
        Total .........................   $210,148         $360,906
                                          ========         ========

Residential Mortgage Loans

         Approximately 98.2% of Home Federal's residential mortgage lending activity involves the origination of loans secured by one-to four-family residential properties. Home Federal is authorized to make one-to four-family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, such loans must require at least semi-annual payments and be for a term of not more than 40 years, and, if the interest rate is adjustable, it must be correlated with changes in a readily verifiable index. Home Federal also makes residential mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 1997, $356.5 million, or 59.4%, of Home Federal's total loan portfolio consisted of residential first mortgage loans, $300.5 million, or 50.1%, of which were secured by one- to four-family homes.

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

         The Office of Thrift Supervision (the "OTS") requires institutions it regulates to establish loan- to-value ratios consistent with their supervisory loan-to-value limits. The supervisory limits adopted by the OTS are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to four-family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90 percent at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of Home Federal Savings Bank approved a set of loan-to-value ratios consistent with these supervisory limits. In some instances, Home Federal's limits are more stringent than those set by the OTS.

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

         Commercial Mortgage Loans

         At June 30, 1997, 13.0% of Home Federal's total loan portfolio consisted of mortgage loans secured by commercial real estate. These properties consisted primarily of shopping centers, office buildings, nursing homes, manufacturing plants, warehouses, motels, apartment buildings and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, are written for terms not exceeding 20 years, and require an 80% loan-to-value ratio. Commitments for these loans in excess of $1 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 1997, had a balance of $3.3 million. At that date, approximately 99% of Home Federal's commercial real estate loans consisted of loans secured by real estate located in Indiana.

         Under the Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA"), a thrift's portfolio of commercial real estate loans is limited to 400% of its capital. Also, FIRREA's Qualified Thrift Lender test limits the amount of commercial real estate loans made by thrifts. See "Regulation --Qualified Thrift Lender." Home Federal currently complies with the commercial real estate loan limitation, and neither that limitation nor the Qualified Thrift Lender test significantly limits the ability of Home Federal to make commercial real estate loans in its market area.

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

         Construction Loans

         Home Federal offers conventional short-term construction loans. At June 30, 1997, 9.1% of Home Federal's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 1997, was $2.8 million.

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

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $118.4 million on June 30, 1997, or approximately 19.7% of Home Federal's total loan portfolio.

         Second mortgage loans are made for terms of 5 - 15 years, and are fixed-rate loans. Home Federal's minimum for such loans is $5,000, and Home Federal will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of June 30, 1997, Home Federal had $29.3 million of second mortgage loans, which equaled 4.9% of its total loan portfolio. Home Federal aggressively markets home equity loans, which are adjustable-rate loans. As of June 30, 1997, Home Federal had $34.3 million drawn on its home equity loans, or 5.7% of its total loan portfolio, with $39.1 million of additional credit available to its borrowers under existing home equity loans.

         Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of June 30, 1997, $23.1 million, or 3.8%, of Home Federal's total loan portfolio consisted of automobile loans.

         As of June 30, 1997, $16.6 million, or 2.8%, of Home Federal's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years. On new mobile home loans, Home Federal requires a loan-to- value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, Home Federal makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

         Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to Home Federal's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of June 30, 1997, $4.0 million, or 0.7%, of Home Federal's total loan portfolio consisted of savings account loans.

Although consumer-related loans generally involve a higher level of risk than one-to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in Home Federal's asset/liability management.

         Commercial Loans

         Collateral for Home Federal's commercial loans includes manufacturing equipment, securities, real estate, inventory and accounts receivable. Terms of these loans are normally for up to ten years and have adjustable rates tied to reported prime rates and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of June 30, 1997, $43.1 million, or 7.2%, of Home Federal's total loan portfolio consisted of commercial loans.

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

     In order to generate loan fee and servicing income and recycle funds for additional lending activities, Home Federal seeks to sell loans in the secondary market. Loan sales can enable Home Federal to recognize significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $63.7 million of fixed-rate loans in the fiscal year ended June 30, 1997. Home Federal's current lending policy is to sell fixed-rate residential mortgage loans exceeding 15 year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, Home Federal will consider keeping fixed-rate loans with 15 year maturities as well as adjustable-rate loans. Home Federal may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

         When loans are sold, Home Federal typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services. The amount of fees received by Home Federal varies, but is generally calculated as an amount equal to 38 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1997, Home Federal serviced $298.0 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

         The Company adopted Statement of Financial Accounting Standards No. 122 ("SFAS 122") on July 1, 1996. SFAS 122 specifies conditions under which mortgage servicing rights should be accounted for separately from the underlying mortgage loans. In fiscal 1997, $420,000 of the total $1.3 million gain on sale of loans was attributable to mortgage servicing rights.

         Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable Home Federal to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participations it acquires in commercial real estate loans require a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a complete financial analysis of the loan. Servicing of loans purchased is generally done by the seller. At June 30, 1997, approximately 0.8%, or $5.0 million, of Home Federal's gross loan portfolio was serviced by others.

       The following table shows loan activity for Home Federal during the periods indicated:


                                                                        Year Ended June 30,
                                                                        -------------------
                                                                   1997        1996         1995
                                                                   ----        ----         ----
                                                                       (Dollars in Thousands)

Gross loans receivable at beginning of periods .............   $ 520,097    $ 469,883    $ 463,365

  Loans Originated:
  Mortgage loans and contracts:
    Construction:
      Residential ..........................................      39,116       45,336       24,465
      Commercial ...........................................      22,784       12,058        6,361
    Purchases:
      Residential ..........................................     113,265      112,549       88,692
      Commercial ...........................................      16,107        7,214        3,809
    Refinancing ............................................      56,911       88,861       26,723
    Other ..................................................       6,462        1,302        1,054
      Total ................................................     254,645      267,320      151,104

    Commercial .............................................      34,709       51,537       28,556
    Consumer ...............................................      38,150       35,800       42,037
      Total loans originated ...............................     327,504      354,657      221,697

    Loans purchased:
      Residential ..........................................          --        2,140           --
      Other ................................................         947        1,477           --
        Total loans originated and purchased ...............     328,451      358,274      221,697

    Real estate loans sold .................................      81,309      107,500       52,686
    Loan repayments and other deductions ...................     166,841      178,179      147,136
      Total loans sold, loan repayments and other deductions     248,150      285,679      199,822

    Net loan activity ......................................      80,301       72,595       21,875
    Gross loans receivable at end of period ................     600,398      542,478      485,240
    Adjustments ............................................     (24,774)     (22,381)     (15,357)

      Net loans receivable at end of period ................   $ 575,624    $ 520,097    $ 469,883


         FIRREA contains a generally more stringent loans-to-one-borrower limitation than that applicable to savings associations before FIRREA's enactment. Under FIRREA, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 irrespective of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which Home Federal could have loaned to one borrower and the borrower's related entities at June 30, 1997 under the 15% of capital limitation was $8.7 million. At that date, the highest outstanding balance of loans by Home Federal to one borrower and related entities was approximately $6.3 million, an amount within such loans-to-one borrower limitations.

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

         On June 30, 1997, Home Federal held $139,000 of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are is classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent write down resulting therefrom is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

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

         Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60- 90 days past due status, a determination will be made by Home Federal on how to proceed. Home Federal may initiate action to obtain collateral (if any) or collect the debt through the legal remedies available.

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


                                                                  At June 30,
                                               -----------------------------------------------
                                                 1997      1996      1995      1994      1993
                                                 ----      ----      ----      ----      ----
                                                            (Dollars in Thousands)
Non-performing Assets:
       Loans:
     Non-accrual ............................   $2,930    $2,871    $2,431    $1,887    $1,428
     Past due 90 days or more ...............       40        89        81       115     1,292
Restructured loans ..........................        1         1       102       283       597
                                                ------    ------    ------    ------    ------
Total non-performing loans ..................    2,971     2,961     2,614     2,285     3,317
Real estate owned, net (1) ..................       51        --        --       370     1,025
Other repossessed assets, net ...............       88        48        41        71        25
                                                ------    ------    ------    ------    ------
     Total non-performing assets (2) ........   $3,110    $3,009    $2,655    $2,726    $4,367
                                                ======    ======    ======    ======    ======


Total non-performing assets to total assets..     0.46%     0.48%     0.45%     0.50%     0.82%

Loans with allowance for
   uncollected interest......................   $2,930    $2,872    $2,531    $2,167    $2,018

----------
(1) Refers to real estate acquired by Home Federal through foreclosure, voluntary deed, or in-substance foreclosure, net of reserve.
(2) At June 30, 1997, 58.5% of Home Federal's non-performing assets consisted of residential mortgage loans, 8.3% consisted of commercial loans, 28.7% consisted of consumer-related loans, 4.5% consisted of real estate owned and other repossessed assets, none of which were commercial real estate loans.


         For the year ended June 30, 1997, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $274,000 compared to actual income recorded of $266,000. At June 30, 1997, Home Federal had approximately $6.4 million in loans that were 30-89 days past due.

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

         For the year ended June 30, 1997, Home Federal charged off loans totaling $620,000 and realized recoveries of $78,000 on previously charged-off loans. Based on management's continuing review of the loan portfolio, historical charge-offs and current economic conditions, Home Federal recorded a charge to earnings of $1.1 million to adjust the allowance to $3.6 million as of June 30, 1997.

Investments

         Home Federal's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At June 30, 1997, 1996, and 1995, Home Federal had approximately $56.7 million, $57.9 million and $59.3 million in investments, respectively.

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

         The OTS requires savings associations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States government, state or federal agency obligations, corporate debt securities, commercial paper, certain mutual funds, certain mortgage related securities, and certain first lien residential mortgage loans) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 5%, although the OTS has proposed a reduction to 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. At June 30, 1997, Home Federal had liquid assets of $54.1 million, and a liquidity ratio of 10.0%, which exceeded its liquidity requirement.


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

         An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or
(ii) in the market area in which such deposits would otherwise be accepted.

         Interest rates paid, maturity terms, service fees and withdrawal penalties are established by Home Federal on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

        Deposit accounts at Home Federal at June 30, 1997, were as follows:


                                  Minimum                           Weighted
                                  Opening   Balance at     % of     Average
Type of Account                   Balance  June 30, 1997  Deposits    Rate
---------------                   -------  -------------  --------    ----
                                           (Dollars  in
                                             Thousands)

Withdrawable:
Non-interest bearing .........   $      1   $ 23,506         4.4%
Passbook .....................          1     48,443         9.2%    2.85%
Money market savings .........      1,000     64,763        12.3%    4.41%
NOW ..........................          1     45,233         8.6%    2.10%
                                            --------        -----
   Total withdrawable ........              $181,945        34.5%    2.85%
                                            --------        -----

Certificates (original terms):
Less than 1 year .............        500     97,301        18.4%    5.46%
12 to 23 months ..............        500    110,242        20.9%    5.56%
24 to 35 months ..............        500     59,857        11.3%    5.62%
36 to 59 months ..............        500     22,596         4.3%    5.61%
60 to 120 months .............        500     55,847        10.6%    6.15%
                                            --------        -----
    Total certificates .......              $345,843        65.5%    5.64%
                                            --------        -----
Total deposits ...............              $527,788       100.0%    4.68%
                                            ========       ======


        The following table sets forth by nominal interest rate categories the composition of deposits of HomeFederal at the dates indicated:


                                                 At June 30,
                                                 -----------
                                       1997         1996       1995
                                       ----         ----       ----
                                          (Dollars in Thousands)

Non-interest bearing and below 2.99%   $117,394   $130,424   $124,334
3.00% - 4.99% ......................    106,914     62,219     78,023
5.00% - 6.99% ......................    298,811    289,019    242,125
7.00% - 9.00% ......................      4,669      7,911     22,238
9.01% or greater ...................         --         --        366
                                       --------   --------   --------
Total ..............................   $527,788   $489,573   $467,086
                                       ========   ========   ========

     The following table sets forth the change in dollar amount of deposits in the various accounts offered by Home Federal for the periods indicated.

                                                                       Deposit Activity
                                                                       ----------------
                                                                     (Dollars in Thousands)

                                 Balance                          Balance                       Balance
                                    at                               at                            at
                                 June 30,   % of     Increase     June 30,   % of     Increase  June 30,    % of     Increase
                                   1997    Deposits (Decrease)      1996    Deposits (Decrease)   1995    Deposits  (Decrease)
                                   ----    -------- ----------      ----    -------- ----------   ----    --------  ----------
Withdrawable:
Non-interest bearing ........   $ 23,506       4.5% $  1,528    $ 21,978       4.5% $  2,796    $ 19,182       4.1% $  2,508
Passbook ....................     48,443       9.2%  (10,545)     58,988      12.1%    2,991      55,997      12.0%   (2,323)
Money market savings ........     64,763      12.2%   39,575      25,188       5.1%    2,322      22,866       4.9%   (3,517)
NOW .........................     45,233       8.6%   (3,645)     48,878      10.0%      850      48,028      10.3%      199
                                --------     ------ --------    --------     ------  -------    --------     ------  -------
   Total Withdrawable .......    181,945      34.5%   25,385     155,032      31.7%    8,959     146,073      31.3%   (3,133)
                                --------     ------ --------    --------     ------  -------    --------     ------  -------
Less than one year ..........     97,301      18.4%   13,471      83,830      17.1%   24,290      59,540      12.7%  (23,486)
12 to 23 months .............    110,242      20.9%   15,760      94,482      19.3%  (13,303)    107,785      23.1%   50,164
24 to 35 months .............     59,857      11.3%  (11,375)     71,232      14.5%    6,602      64,630      13.8%    9,509
36 to 59 months .............     22,596       4.3%   (4,312)     26,908       5.5%     (712)     27,620       5.9%   (5,667)
60 to 120 months ............     55,847      10.6%   (2,242)     58,089      11.9%   (3,349)     61,438      13.2%   (6,288)
                                --------     ------ --------    --------     ------  -------    --------     ------  -------
   Total certificate accounts    345,843      65.5%   11,302     334,541      68.3%   13,528     321,013      68.7%   24,232
                                --------     ------ --------    --------     ------  -------    --------     ------  -------
        Total deposits ......   $527,788     100.0% $ 36,687    $489,573     100.0% $ 22,487    $467,086     100.0% $ 21,099
                                ========     ====== ========    ========     ====== ========    ========     ====== ========

         The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following June 30, 1997, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of June 30, 1997, have been allocated based upon certain rollover assumptions.

                                                                              DEPOSITS MATURITIES
                                                                              -------------------
                                                                            (Dollars in Thousands)

                                     2.00      3.00      4.00      5.00       6.00       7.00       8.00
                                      to        to        to        to         to         to         to             Percent of
                                     2.99%     3.99%     4.99%     5.99%      6.99%      7.99%      9.00%     Total    Total
                                     -----     -----     -----     -----      -----      -----      -----     -----    -----
Certificate accounts maturing
in the twelve-month period ending:

June 30, 1998......................$  212   $ 1,444   $ 29,757   $166,672   $ 19,928   $   742   $  1,605   $220,360   63.8%
June 30, 1999......................    --        --      9,976     37,719     24,890     1,432         84     74,101   21.4%
June 30, 2000......................    --        --        939      4,832     14,517       488         67     20,843    6.0%
Thereafter ........................    --        --         35     13,908     16,345       251         --     30,539    8.8%
                                   ------   -------   --------   --------   --------   -------   --------   --------  -----
  Total............................$  212   $ 1,444   $ 40,707   $223,131   $ 75,680   $ 2,913   $  1,756   $345,843  100.0%
                                   ======   =======   ========   ========   ========   =======   ========   ========  =====

                Included in the deposit totals in the above table are savings certificates of deposit with balances of over $100,000. The majority of these deposits are from regular customers of Home Federal. None of these were brokered deposits. The following table provides a breakdown at June 30, 1997 of certificates of greater than $100,000 by maturity.

                                                                      ACCOUNTS GREATER THAN $100,000
                                                                      ------------------------------
                                                                           (Dollars in Thousands)

                                      3.00       4.00     5.00     6.00      7.00       8.00
                                       to         to       to       to        to         to                  Percent of
                                      3.99%      4.99%    5.99%    6.99%     7.99%      9.00%      Total        Total
                                      -----      -----    -----    -----     -----      -----      -----        -----
Certificate accounts maturing
 in the twelve-month period ending:
June 30, 1998......................$   302   $   112   $   785   $55,035   $10,287   $   612    $  67,133       86.1%
June 30, 1999......................     --        --       111     2,243     3,342       292        5,988        7.7%
June 30, 2000......................     --        --        --       303       488        --          791        1.0%
Thereafter ........................     --       111       469     3,269       242        --        4,091        5.2%
                                   -------   -------   -------   -------   -------   -------    ---------      -----
  Total............................$   302   $   223   $ 1,365   $60,850   $14,359   $   904    $  78,003      100.0%
                                   =======   =======   =======   =======   =======   =======    =========      =====

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

         Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At June 30, 1997, Home Federal had advances totaling $79.9 million outstanding from the FHLB of Indianapolis.

         On June 30, 1993, the Company borrowed $13.0 million from LaSalle National Bank of Chicago, with the stock of Home Federal and its subsidiaries pledged as collateral (the "Senior Debt"). The Senior Debt bears interest at a variable rate of prime that was 8.50% at June 30, 1997. Of the net proceeds, the Company injected $10.0 million to Home Federal's Tier l capital. Home Federal used the proceeds to prepay $9.0 million of subordinated debt plus a prepayment penalty of $1.8 million. See Note 10 to the Consolidated Financial Statements included in the 1997 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of the Senior Debt.

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

                                                    For the year ended June 30,
                                                    ---------------------------
                                                     1997      1996      1995
                                                     ----      ----      ----
                                                       (Dollars in Thousands)

FHLB advances ....................................  $33,200   $16,000   $29,000
Official check overnight remittance ..............  $ 4,621   $ 4,280   $ 3,086
FHLB overnight remittance ........................  $    49   $    57   $    38
Average amount of total short-term
  borrowings outstanding .......................... $34,129   $ 6,822   $24,225


         The following table sets forth the amount of short term FHLB advances outstanding at year end during the period shown and the weighted average rate of such FHLB advances.

                                             At the year ended June 30,
                                             --------------------------
                                        1997            1996            1995
                                        ----            ----            ----
                                               (Dollars in Thousands)
FHLB advances:
Amount .........................    $  33,200       $  26,000       $  15,500
Weighted average rate ..........          6.7%            6.2%            6.9%

         See Note 9 in the Notes to Consolidated Financial Statements included in the 1997 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of these borrowings.

         Service Corporation Subsidiaries

         Federal savings banks generally may invest up to 2% of their assets in service corporations and make loans to such subsidiaries and joint ventures in which such subsidiaries are participants in an aggregate amount not exceeding 2% of an association's assets, plus an additional 1% of assets if the amount over 2% is used for specified community or inner-city development purposes. In addition, federal regulations permit associations to make specified types of loans to such subsidiaries (other than special- purpose finance subsidiaries), in which the association owns more than 10% of the stock, in an aggregate amount not exceeding 50% of the association's regulatory capital if the association's regulatory capital is in compliance with applicable regulations.

         One of Home Federal's subsidiaries, Home Savings Corporation ("HSC"), an Indiana corporation, is currently engaged in three types of activities: (i) real estate development; (ii) sales of life insurance products and annuities; and (iii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor. HSC has undertaken these activities as a part of Home Federal's business strategy of diversifying its operations into areas which, although related to traditional activities in which Home Federal has expertise and often involving a similar pool of potential customers, provide opportunities to earn income that are not as sensitive to changes in interest rates as is net interest income, and also to meet the needs of its customers by becoming a full-service financial center. Although these activities create a potential for a higher rate of return than mortgage lending, either directly through operations or indirectly through appreciation in value of the business or real property, these activities involve greater and different risks than those associated with thrift lending and can affect adversely the savings association's regulatory capital calculations. See "Regulation -- Regulatory Capital." At June 30, 1997, Home Federal's aggregate investment in HSC was $2.2 million. For the year ended June 30, 1997, HSC reported income of $415,000 from these operations. HSC's office is located at 222 West Second Street, Seymour, Indiana. The consolidated statements of operations of Home Federal and its subsidiaries included elsewhere herein include the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

         The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at June 30, 1997.

                                                     Date HSC                    Loans from
                                                     Entered                     Home Federal
                                                     into the     Equity         Outstanding at
Name                     Type of Project             Project      Investment     June 30, 1997
----                     ---------------             -------      ----------     -------------
Consortium Partners      Owns Family Financial       11/31/83     $  605,000     $       --
                         Life Insurance
                         Company of New
                         Orleans

Coventry Associates      Real Estate development     8/31/89      $   38,000     $       --
                         in Seymour, Indiana

Heritage Woods II        Rental Apartment            11/15/89     $  107,000     $       --
                         project of low income
                         housing (22 units)

Admirals Woods           Real estate development     4/20/93      $   22,000     $       --
                         in Indianapolis, Indiana

Home-Breeden             Real estate development     7/1/94       $2,312,000     $2,337,000
                         in Columbus, Indiana

         HSC has a 19% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Life Insurance Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts. HSC receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended June 30,1997, Home Federal had income of $397,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

         HSC markets Linsco Private Ledger full-service securities brokerage services. At June 30, 1997, HSC received $932,000 in commissions from its Linsco Private Ledger activities.

         In August, 1989, HSC entered into a financing agreement with Greemann Real Estate, Inc. to purchase and develop Coventry Place, a residential real estate subdivision in Seymour, Indiana. HSC is to receive a development fee equal to 4% of total development costs. In addition to the interest on the loan, which was paid off in April, 1996, HSC will receive 65% of the net profit after the payment of all interest, development and sales fees.

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

         On July 1, 1994, HSC entered into a joint venture agreement with Breeden Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and II in an amount not to exceed $1,700,000. Subsequent closings have encompassed the balance of the six phases. The outstanding loan balance of $2.3 million as of June 30, 1997, reflects the development costs to date of all six phases.

         Home Federal also organized another service corporation subsidiary under Indiana law, HomeFed Financial Corp., as a financing subsidiary to issue subordinated debt, collateralized mortgage obligations, and similar securities. This corporation is currently a shell corporation and has never engaged in any business operations.

         Employees

         As of June 30, 1997, Home Federal employed 243 persons on a full-time basis and 13 persons on a part-time basis. None of Home Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

         Competition

         Home Federal operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Washington, Decatur, Monroe and Marion counties in Indiana.

         Home  Federal  is  subject  to  competition   from  various   financial
institutions, including state and national banks, state and federal thrift associations, and other companies or firms, including brokerage houses, that provide similar services in the areas of Home Federal's home and branch offices. Also, in Seymour, Columbus, North Vernon and Batesville, Home Federal must compete with banks and savings institutions in Indianapolis. To a lesser extent, Home Federal competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and Louisville, Kentucky. Home Federal also competes with money market funds which currently are not subject to reserve requirements, and with insurance companies with respect to its Individual Retirement and annuity accounts.

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

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle- Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion. The Indiana Branching Law became effective March 15, 1996. This new legislation may also result in increased competition for Home Federal and the Company.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

Regulation

         General

         Home Federal, as a federally chartered stock savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. Home Federal is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of Home Federal are conducted by the OTS which has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. Home Federal is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         Congress is considering legislation that would require all federal savings associations, such as Home Federal, either to convert to a national bank or a state-chartered bank by a specified date to be determined. In addition, under the legislation, the Company likely would no longer be regulated as a savings and loan holding company but rather as a bank holding company. This proposed legislation would abolish the OTS and transfer its functions among the other federal banking regulators. It cannot be predicted with certainty whether, or in what form, the legislation will be enacted.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS. The regulation also establishes a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The general assessment, to be paid on a semiannual basis, is based upon the savings association's total assets, including consolidated subsidiaries, as reported in a recent quarterly thrift financial report. Currently, the quarterly assessment rates range from
 .01164% of assets for associations with assets of $67.0 million or less to .00308% for associations with assets in excess of $35.0 billion. Home Federal's current semiannual assessment, based upon total assets at March 31, 1997 of $663.3 million, is $72,000.

         Home Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of it's own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of Home Federal are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

         Federal Home Loan Bank System

         Home Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. Home Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. Home Federal is currently in compliance with this requirement. At June 30, 1997, Home Federal's investment in stock of the FHLB of Indianapolis was $4.3 million.

         In past years, Home Federal has received dividends on its FHLB stock. All 12 FHLB's are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. These contributions and obligations could adversely affect the FHLB's ability to pay dividends and the value of FHLB stock in the future. For the year ending June 30, 1997, dividends paid to Home Federal by the FHLB of Indianapolis totaled $315,000, for an annual rate of 7.8%. A reduction in value of such stock may result in a corresponding reduction of Home Federal's capital.

         The FHLB of Indianapolis serves as a reserve or central bank for member institutions within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Indianapolis.

         All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. FIRREA proscribes eligible collateral as first mortgage loans less than 90 days delinquent or securities evidencing interests therein, securities (including mortgage-backed securities) issued, insured or guaranteed by the federal government or any agency thereof, FHLB deposits and, to a limited extent, real estate with readily ascertainable value in which a perfected security interest may be obtained. Other forms of collateral may be accepted as over collateralization or, under certain circumstances, to renew outstanding advances. All long-term advances are required to provide funds for residential home financing and the FHLB has established standards of community service that members must meet to maintain access to long-term advances.

         Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.
Under current law, savings associations which cease to be Qualified Thrift Lenders are ineligible to receive advances from their FHLB.

         Liquidity

         For each calendar month, Home Federal is required to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, specified United States Government, state or federal agency obligations, shares of certain mutual funds and certain corporate debt securities and commercial paper) equal to an amount not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions, and is currently 5%, although the OTS has proposed a reduction of the percentage to 4%. OTS regulations also require each member savings association to maintain an average daily balance of short-term liquid assets at a specified percentage (currently l %) of the total of its net withdrawable deposit accounts and short-term borrowings during the preceding calendar month. The OTS has proposed abolishing this latter requirement. Monetary penalties may be imposed for failure to meet these liquidity requirements. The monthly average liquidity of Home Federal for June, 1997 was 10.0% which exceeded the applicable 5% liquidity requirement. Its average short-term liquidity ratio for June, 1997, was 4.6%. Home Federal has never been subject to monetary penalties for failure to meet its liquidity requirements.

         Insurance of Deposits

         Deposit Insurance. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks that have acquired deposits from savings associations. The FDIC is required to maintain designated levels of reserves in each fund. As of September 30, 1996, the reserves of the SAIF were below the level required by law, primarily because a significant portion of the assessments paid into the SAIF have been used to pay the cost of prior thrift failures, while the reserves of the BIF met the levels required by law in May, 1995. However, on September 30, 1996, provisions designed to recapitalize the SAIF and eliminate the premium disparity between the BIF and the SAIF were signed into law. See "--Assessments" below.

         Assessments. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the BIF and members of the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to the target level within a reasonable time and may decrease these rates if the target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary depending on the risk the institution poses to its deposit insurance fund. An institution's risk level is determined based on its capital level and the FDIC's level of supervisory concern about the institution.

          On September 30, 1996, President Clinton signed into law legislation which included provisions designed to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Home Federal was charged a one-time special assessment equal to $.657 per $100 in assessable deposits at March 31, 1995. Home Federal recognized this one-time assessment as a non-recurring operating expense of $3,001,000, ($1,726,000 after tax), during the three-month period ending September 30, 1996, and Home Federal paid the assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning January 1, 1997, Home

Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions pay only 20% of the rate paid by SAIF institutions on their deposits with respect to obligations issued by the federally-chartered corporation which provided some of the financing to resolve the thrift crisis in the 1980's, ("FICO"). The 1996 law also provides for the merger of the SAIF and the BIF by 1999, but not until such time as bank and thrift charters are combined. Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees, and SAIF institutions will continue to pay higher FICO assessments. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

         Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations maintain "core capital" of at least 3% of total assets. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk- based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories (0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1997, based on the capital standards then in effect, Home Federal was in compliance with all capital requirements.

         The OTS has delayed implementation of a rule which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. A savings association with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to a savings association's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual savings associations and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual savings associations with significant interest rate risk.

         In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 1997, would have no additional capital requirement. The Bank's management remains cognizant of the proposed rules and continues to monitor its interest rate risk position.

         The following is a summary of Home Federal's regulatory capital and capital requirements at June 30, 1997:

                                                                                To Be Categorized
                                                                              as "Well Capitalized"
                                                                                  Under Prompt
                                                             For Capital        Corrective Action
    (dollars in thousands)                Actual          Adequacy Purposes        Provisions
---------------------------------------------------------------------------------------------------
                                      Amount   Ratio        Amount   Ratio       Amount    Ratio
---------------------------------------------------------------------------------------------------
As of June 30, 1997
Tangible capital (to total assets)   $54,655    8.07%      $10,158    1.50%      $ N/A     $ N/A
Core capital (to total assets) ...   $54,655    8.07%      $20,317    3.00%      $ N/A     $ N/A
Total risk-based capital
    (to risk-weighted assets) ....   $57,980   12.06%      $38,454    8.00%      $48,068    10.00%
Tier 1 risk-based capital
    (to risk-weighted assets) ....   $54,655   11.37%      $ N/A     $ N/A       $28,841     6.00%
Tier 1 leverage capital
    (to average assets) ..........   $54,655    8.45%      $ N/A     $ N/A       $32,355     5.00%


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

         Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1997, Home Federal was categorized as "well capitalized," meaning that Home Federal's total risk-based capital ratio exceeded 10%, Home Federal's Tier I risk-based capital ratio exceeded 6%, Home Federal's leverage ratio exceeded 5%, and Home Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.



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

         Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality and earnings standards to the safety and soundness guidelines.

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

         Federal Reserve System

         Under FRB regulations, Home Federal is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase Home Federal's cost of funds. Home Federal is in compliance with its reserve requirements. A federal savings association, like other depository institutions maintaining reservable accounts, may borrow from the FRB "discount window," to meet these requirements but the FRB's regulations require the savings association to exhaust other reasonable alternative sources, including borrowing from its regional FHLB, before borrowing from the FRB. FedICIA imposes certain limitations on the ability of undercapitalized depository institutions to borrow from FRBs.

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

         The HOLA generally prohibits a savings and loan holding company, without prior approval of the Director of the OTS, from (i) acquiring control of any other savings association or savings and loan holding company or controlling the assets thereof or (ii) acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Additionally, under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of previously unissued voting shares of an under-capitalized savings association for cash without that savings association being deemed controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings association, other than a subsidiary association, or any other savings and loan holding company.

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

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1997, Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL.

         If the Holding Company were to acquire control of another savings association other than through a merger or other business combination with Home Federal, the Holding Company would thereupon become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and where each subsidiary savings association meets the QTL test, the activities of the Holding Company and any of its subsidiaries (other than Home Federal or other subsidiary savings associations) would thereafter be subject to further restrictions. HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not a savings association shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings association, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary savings association,
(iv) holding or managing properties used or occupied by a subsidiary savings association, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by the FSLIC by regulation as of March 5, 1987, to be engaged in by multiple holding companies or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the Director of the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the Director of the OTS prior to being engaged in by a multiple holding company.

         The Director of the OTS may also approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the savings association to be acquired as of March 5, 1987, or if the laws of the state in which the savings association to be acquired is located specifically permit associations to be acquired by state-chartered associations or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings associations). Also, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

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

         Shares of Common Stock held by persons who are affiliates of the Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including a one-year holding period and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

         Qualified Thrift Lender

         Savings associations must meet a QTL test which requires a savings association to have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include: (i) loans made to purchase, finance, construct, improve or repair domestic residential housing or manufactured housing; (ii) home equity loans; (iii) mortgage-backed securities;
(iv) direct or indirect existing obligations of either the FDIC or the Federal Savings and Loan Insurance Corporation ("FSLIC") for ten years from the date of issuance, if issued prior to July 1, 1989; (v) obligations of the FDIC, FSLIC, FSLIC Resolution Fund and the Resolution Trust Corporation for a five year period from July 1, 1989, if issued after such date; (vi) FHLB stock; (vii) 50% of the dollar amount of residential mortgage loans originated and sold within 90 days of origination; (viii) investments in service corporations that derive at least 80% of their gross revenues from activities directly related to purchasing, refinancing, constructing, improving or repairing domestic residential real estate or manufactured housing; (ix) 200% of the dollar amount of loans and investments made to acquire, develop and construct one-to-four-family residences that are valued at no more than 60% of the median value of homes constructed in the area; (x) 200% of the dollar amount of loans for the acquisition or improvement of residential real property, churches, schools, and nursing homes located within, and loans for any purpose to any small business located within, an area where credit needs of its low and moderate income residents are determined not to have been adequately met; (xi) loans for the purchase, construction, improvement or upkeep of churches, schools, nursing homes and hospitals not qualified under (x); (xii) up to 10% of portfolio assets held in consumer loans or loans for educational purposes; and
(xiii) FHLMC and FNMA stock. However, the aggregate amount of investments in categories (vii)-(xiii) which may be taken into account for the purpose of whether an institution meets the QTL test cannot exceed 15% of portfolio assets.

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

         At June 30, 1997, 75.2% of Home Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL. Home Federal does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

         Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time homebuyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. Home Federal is participating in this program. The examiners have determined that Home Federal has an outstanding record of meeting community credit needs.

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

         Historically, savings associations, such as Home Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, Home Federal will no longer be able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. Home Federal will be required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. Home Federal will recapture approximately $2.5 million over a six-year period that will begin in fiscal 1999. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) Home Federal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by Home Federal.

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

Current Accounting Issues

         Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," was issued in February 1997 and is effective for both interim and annual fiscal periods ending after December 15, 1997. Early adoption is not permitted. SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Management has determined that the adoption of SFAS 128 will not have a material effect on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gain and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

         Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal periods beginning after December 15, 1997. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Management has not yet quantified the effect of this new standard on the consolidated financial statements.



Item 2.           Properties.

         At June 30, 1997, Home Federal conducted its business from its main office at 222 West Second Street, Seymour, Indiana and 15 full-service branches. Home Federal owns two buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, and 211 Chestnut Street, Seymour. The headquarters of its Private Ledger operations, conducted through its service corporation subsidiary, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of June 30, 1997, is presented in the following table:

                                                      Net Book
                                                      Value of
                                                      Property,     Approximate
                                        Owned or   Furniture and      Square       Lease
Description and Address                  Leased       Fixtures       Footage     Expiration
-----------------------                  ------       --------       -------     ----------
                                              (Dollars in Thousands)
Principal Office                          Owned      $ 3,207            9,200        N/A
222 West Second Street

Operations Center                         Owned      $   255           20,000        N/A
218 West Second Street

Loan Processing Center                    Owned      $   100            5,130        N/A
211 North Chestnut

Branch Offices:
Columbus Branches:
     501 Washington Street                Owned      $   614           14,800        N/A
     3805 25th Street                     Owned      $   358            5,800        N/A
     2751  Brentwood Drive                Owned      $   428            3,200        N/A
     4330 West Jonathon Moore Pike        Owned      $   794            2,600        N/A

Hope Branch                           1/2 Owned      $    35            2,000        4/99
332 Jackson Street                    1/2 Leased


Austin Branch                             Owned      $    45            3,600        N/A
67 West Main Street

Brownstown Branch                         Leased     $     8            2,400      Month to
101 North Main Street                                                               Month

North Vernon Branches
     111 North State Street               Owned      $   394            1,900        N/A





     1540 North State Street              Leased     $    42            1,600       10/02

Osgood Branch                             Owned      $   110            1,280        N/A
South Buckeye Street

Salem Branch
     R.R, #1, Highway 60 West (old)       Owned      $    33            2,000        N/A
     1208 South Jackson (new)             Owned      $   196            1,860        N/A

Seymour Branch                            Owned      $   407            6,800        N/A
1117 East Tipton Street

Batesville Branch                         Owned      $   678            2,175        N/A
12 West Pearl Street

Madison Branch                            Owned      $   445            2,550        N/A
201 Clifty Drive

Greensburg Branch                         Leased     $    22            2,440        8/97
115 East North Street

         Home Federal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. Home Federal also has contracted for the data processing and reporting services of NCR headquartered in Dayton, Ohio. The contract with NCR expires in October 2000.

Item 3.           Legal Proceedings.

         Neither the Company, Home Federal nor its subsidiaries is a party to any pending legal proceedings, other than routine litigation incidental to its business activities.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Corporation's or Home Federal's shareholders during the quarter ended June 30, 1997.

Item 4.5.          Executive Officers of Home Federal Bancorp.

     Presented below is certain information regarding the executive officers of HFB who are not also directors.

                                           Position with HFB
                                           -----------------
Lawrence E. Welker                Executive Vice President, Treasurer,
                                  Chief Financial Officer and Secretary

Gerald L. Armstrong               Chief Operating Officer and
                                  Executive Vice President

         Lawrence E. Welker (age 50) has been employed by Home Federal since 1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief Financial Officer and Treasurer, and in 1994 he became an Executive Vice President.

         Gerald L. Armstrong (age 57) has been employed by Home Federal since February, 1992 as its Executive Vice President, and Chief Operating Officer. Before being employed by Home Federal, he was President, Chief Executive Officer and a Director of Seymour National Bank, a commercial bank located in Seymour, Indiana.

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.

         Home Federal converted from mutual to stock form effective January 14, 1988 (the "Conversion"). Home Federal then reorganized effective March 1, 1993 by converting each outstanding share of its common stock, par value $.01 per share, into one share of common stock, without par value, of HFB, a unitary savings and loan holding company organized in Indiana (the "Reorganization"). HFB's principal asset is 100% of the outstanding capital stock of Home Federal. HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market
System, under the symbol "HOMF." HFB's Common Stock was substituted on the NASDAQ, National Market System for Home Federal's common stock on March 1, 1993, subject to the Reorganization. Home Federal's common stock had been quoted on the NASDAQ, National Market System since its initial issuance pursuant to the Conversion on January 14, 1988. For certain information related to the stock prices and dividends paid by HFB, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" on page 5 of HFB's 1997 Shareholder Annual Report (the "Shareholder Annual Report"). As of June 30, 1997, there were 582 shareholders of record of HFB's Common Stock.

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

         Income of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by Home Federal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At June 30, 1997, approximately $6 million of Home Federal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

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

         On November 22, 1994, the Board of Directors of HFB declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid on December 6, 1994 to the shareholders of record as of November 22, 1994. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from HFB one Common Share at a purchase price of $60.00 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Company and LaSalle National Bank, Chicago, Illinois, (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Share certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Shares until the "Distribution Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 15% or more of the outstanding Common Shares or (b) become the beneficial owner of an amount of the outstanding Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause HFB to take actions determined by the Board of Directors to be not in HFB's best long-term interests (an "Adverse Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares.

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

Item 6.           Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data" on page 4 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

         The information required by this item is incorporated by reference to pages 6 to 13 of the Shareholder Annual Report.

Item 7. A         Quantitative and Qualitative Analysis of Financial Condition
                  and Results of Operations

         The OTS requires each thrift institution to calculate the estimated change in the institution's net portfolio value ("NPV") assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. NPV represents the sum of future cash flows of assets discounted to present value less the sum of future cash flows of liabilities discounted to present value. The OTS permits institutions to utilize the OTS' model, which is based upon data submitted in the institution's quarterly thrift financial reports.

         In estimating the NPV of mortgage loans and mortgage-backed securities, the OTS model utilizes various price indications and prepayment rates. At June 30, 1997, these price indications varied from 69.02 to 119.82 for fixed rate mortgages and mortgage-backed securities and varied from 88.73 to 108.46 for adjustable rate mortgages and mortgage-backed securities. Prepayment rates for June 30, 1997 ranged from a CPR or 4% to a CPR of 37%.

         The value of deposit accounts appears on both the asset and liability side of the NPV calculation in the OTS model. In estimating the value of certificate of deposit accounts, ("CDs"), retail price estimates represent the value of the liability implied by the CD and reflect the difference between the CD coupon and secondary-market CD rates. As of June 30, 1997, the retail CD price assumptions varied from 73.44 to 121.08. The retail CD intangible prices represent the value of the "customer relationship" due to the rollover of CD deposits and are an intangible asset for an institution. As of June 30, 1997, the retail CD intangible price assumptions varied from .04 to .93.

         Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts and non-interest bearing accounts are valued at 100% of their respective outstanding balances in all nine interest rate scenarios on the liability side of the OTS model. On the asset side of the model, intangible prices are used to reflect the value of the "customer relationship" of the various types of deposit accounts. As of June 30, 1997, the intangible prices for transaction accounts, money market deposit accounts, passbook accounts and non-interest-bearing accounts varied from -2.06 to 20.94, -. 57 to 11.69, -. 84 to 17.55 and 4.31 to 18.04 respectively.

         The  following  table  sets  forth  the  institution's   interest  rate
sensitivity of NPV as of June 30, 1997, (in thousands).


                    Net Portfolio Value           NPV as % of PV of Assets
                    -------------------           ------------------------
   Change
   In Rates   $ Amount   $ Change   % Change         NPV Ratio   Change
   --------   --------   --------   --------         ---------   ------

   +400 bp     64,517    (18,900)       (23)           9.73 %   (214) bp
   +300 bp     70,516    (12,901)       (15)          10.46 %   (141) bp
   +200 bp     75,939    ( 7,479)       ( 9)          11.10 %   ( 78) bp
   +100 bp     80,440    ( 2,978)        (4)          11.59 %   ( 29) bp
      0 bp     83,417          -          -           11.87 %      -
   -100 bp     84,467      1,049          1           11.91 %      4  bp
   -200 bp     83,866        449          1           11.74 %   ( 13) bp
   -300 bp     83,698        281          -           11.63 %   ( 25) bp
   -400 bp     85,153      1,736          2           11.71 %   ( 17) bp


Item 8.           Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto contained on pages 14 to 32 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 5 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There are no such changes and disagreements during the applicable period.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Company's Proxy Statement for its 1997 annual shareholder meeting (the "1997 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

         The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 11 of the 1997 Proxy Statement.

Item 11.          Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 to 11 of the 1997 Proxy Statement.



Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The information referred by this item is incorporated by reference to pages 1 to 3 of the 1997 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 10 of the 1997 Proxy Statement.


                                     PART IV

Item 14. Exhibits. Financial Statement Schedules and Reports on Form 8-K.

         (a)       List the following documents filed as a part of the report:

Financial Statements                                             Page in 1997
                                                                 Shareholder
                                                                 Annual Report

Consolidated Balance Sheets as of
         June 30, 1997 and 1996...................................    14

Consolidated Statements of Income for each of
         the years in the three-year period ended
         June 30, 1997............................................    15


Consolidated Statements of  Shareholders' Equity
         for each of the years in the three-year period
         ended June 30, 1997......................................    16

Consolidated Statements of Cash Flows for each
         of the years in the three-year period ended
         June 30, 1997............................................    17

Notes to Consolidated Financial Statements........................    18

Report of Deloitte & Touche LLP
         Independent Auditors.....................................    33

         (b)       Reports on Form 8-K

         Registrant has filed no reports on Form 8-K for the quarter ending June 30, 1997.

         (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 37.

         (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 22nd day of September, 1997.


                                            HOME FEDERAL BANCORP
DATE: September 22, 1997                    /s/ John K. Keach, Jr.
     -------------------                    ----------------------
                                            John K. Keach, Jr., President and
                                            Chief Executive Officer




         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 22nd day of September, 1997.



/s/ Lawrence E. Welker                      /s/ John K. Keach, Jr.
----------------------                      ----------------------
Lawrence E. Welker, Executive               John K. Keach, Jr.,
Vice President, Treasurer,                  President and Chief
Chief Financial Officer and Secretary       Executive Officer
(Principal Financial Officer)               (Principal Executive
                                            Officer)



/s/ Melissa M. Arnold                       /s/ John K. Keach, Jr.
---------------------                       ----------------------
Melissa M. Arnold, Vice                     John K. Keach, Jr.,Director
President and Controller
(Principal Accounting Officer)



/s/ John K. Keach, Sr.                      /s/ John T. Beatty
----------------------                      ------------------
John K. Keach, Sr., Director                John T. Beatty, Director



/s/ Lewis Essex                             /s/ Harold Force
---------------                             ----------------
Lewis Essex, Director                       Harold Force, Director



/s/ David W. Laitinenen                     /s/ Harvard W. Nolting, Jr.
-----------------------                     ---------------------------
David W. Laitinen, Director                 Harvard W. Nolting, Jr., Director

                                  EXHIBIT INDEX
                                  -------------

Reference to
Regulation S-K                                                    Sequential
Exhibit Number                      Document                      Page Number
--------------                      --------                      -----------

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

 10(o) Executive Supplemental Retirement Income Agreement with Lawrence E. Welker (incorporate by reference from Exhibit 10(o) to Home Federal Saving Bank's
                 Form 10-K for the fiscal year ended June 30, 1991) and First Amendment to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(o) to Registrant's Form 10-K for the fiscal year ended June 30, 1992).

 10(p) Executive Supplemental Retirement Income Agreement with Buryl S. Line (incorporated by reference from Exhibit 10(p) to Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991)

 .10(v)           Deferred Compensation Agreement with John K. Keach, Sr.
                 (incorporated by reference from Exhibit 10(v) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992) and First Amendment to Deferred Compensation Agreement (incorporated by reference from Exhibit 10(v) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(w) Deferred Compensation Agreement with Buryl S. Line (incorporated by reference from Exhibit 10(w) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

 10(x) Executive Supplemental Retirement Income Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(x) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992) and First Amendment to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(x) to Registrant's Form 10-K for the year endedJune 30, 1994).

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

 10(ah) Non-Qualified Stock Option Agreement, dated December22, 1992, with John T. Beatty (incorporated by referencefrom Exhibit 10(ah) to Registrant's Form 10-K for theyear ended June 30, 1994)

 10(ai)          Non-Qualified  Stock Option Agreement,
                 dated December 22, 1992, with Lewis W. Essex
                 (incorporated   by  reference  from  Exhibit
                 10(ai) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(aj)          Non-Qualified  Stock Option Agreement,
                 dated  December 22, 1992,  with Harold Force
                 (incorporated   by  reference  from  Exhibit
                 10(aj) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(ak) Non-Qualified Stock Option Agreement, dated December 22, 1992, with David W. Laitinen (incorporated by reference from Exhibit 10(ak) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(al) Non-Qualified Stock Option Agreement, dated December 22, 1992, with Harvard W. Nolting, Jr (incorporated by reference from Exhibit 10(al) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(am) Non-Qualified Stock Option Agreement, dated August 24,1993, with John T. Beatty (incorporated by reference from Exhibit 10(am) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(an) Non-Qualified Stock Option Agreement, dated August 24,1993, with Lewis W. Essex (incorporated by reference from Exhibit 10(an) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(ao)          Non-Qualified  Stock Option Agreement,
                 dated  August 24,  1993,  with Harold  Force
                 (incorporated   by  reference  from  Exhibit
                 10(ao) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(ap)          Non-Qualified  Stock Option Agreement,
                 dated  August  24,   1993,   with  David  W.
                 Laitinen  (incorporated  by  reference  from
                 Exhibit 10(ap) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(aq) Non-Qualified Stock Option Agreement, dated August 24, 1993, with Harvard W. Nolting, Jr. (incorporated by reference from Exhibit 10
                 (aq) to Registrant's Form 10-K for the year ended June 30, 1994).

 10(ar) Rights Agreement, dated as of November 22, 1994, between Registrant and LaSalle National Bank, Chicago, Illinois, as Rights Agent (incorporated by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A filed with the SEC on December 5, 1994).

 10(as)          1995 Stock Option Plan (incorporated by reference
                 from Exhibit A to Registrant's Proxy Statement
                 for its  1995 annual shareholder meeting).
 .
 13              1997 Shareholder Annual Report

 21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registrant's
                 Form 10-K for the year ended June 30, 1993).

 23.1            Independent Auditors' Consent.


 27              Financial Data Schedule (to be filed electronically)