Form 10-Q
period 1997-09-30
HOME FEDERAL BANCORP
filed 1997-11-12
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1997


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                         Commission file number: O-18847
                                                 -------


                              HOME FEDERAL BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)


                     Indiana                           35-1807839
                     -------                           ----------
           (State or other Jurisdiction             (I.R.S. Employer
          of Incorporation or Origination)         Identification No.)


           222 West Second Street, Seymour, Indiana     47274-0648
           ----------------------------------------     ----------
           (Address of Principal Executive Offices)     (Zip Code)


            Registrant's telephone number including area code: (812) 522-1592
                                                               --------------


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X      NO
                                      ---        ---


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1997:


            Common Stock, no par value - 5,107,642 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX






                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


               Consolidated Balance Sheets
                  (unaudited) .............................................    3

               Consolidated Statements of Income
                  (unaudited) .............................................    4

               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    5

               Forward looking statement ..................................    6

               Notes to Consolidated Financial
                  Statements ..............................................    6


Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    8


PART II. OTHER INFORMATION


Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   12


Item 6.  Exhibits and Reports on Form 8-K .................................   12


Signatures ................................................................   13

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                              September 30, June 30,
                                                            1997         1997
                                                          ---------   ---------
ASSETS:
Cash ..................................................   $  15,900   $  16,274
Interest-bearing deposits .............................       2,775       3,498
                                                          ---------   ---------
  Total cash and cash equivalents .....................      18,675      19,772
                                                          ---------   ---------

Securities available for sale at fair value
 (amortized cost $42,267 and $40,208) .................      42,357      40,119
Securities held to maturity
 (fair value $12,468 and $13,012) .....................      12,501      13,115
Loans held for sale (fair value $5,586 and $4,688) ....       5,516       4,629
Loans receivable, net of allowance for
 loan losses of $3,760 and $3,649 .....................     584,720     575,624
Investments in joint ventures .........................       3,140       3,084
Federal Home Loan Bank stock ..........................       4,810       4,260
Accrued interest receivable, net ......................       4,491       4,272
Premises and equipment, net ...........................       8,716       8,171
Real estate owned .....................................         438         139
Prepaid expenses and other assets .....................       1,375       2,284
Cash surrender value of life insurance ................       5,598       5,529
Goodwill ..............................................       1,772       1,798
                                                          ---------   ---------

   TOTAL ASSETS .......................................   $ 694,109   $ 682,796
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..............................................   $ 525,349   $ 527,788
Advances from Federal Home Loan Bank ..................      90,945      79,945
Senior debt ...........................................       7,475       7,800
Other borrowings ......................................       4,448       4,648
Advance payments by borrowers
 for taxes and insurance ..............................         665         296
Accrued expenses and other liabilities ................       5,147       4,402
                                                          ---------   ---------
   Total liabilities ..................................     634,029     624,879
                                                          ---------   ---------

Shareholders' equity:
 No par common stock;
  Authorized:9,500,000 shares
  Issued and outstanding: .............................       7,569       7,549
     5,101,692 shares at September 30, 1997
     5,094,493 shares at June 30, 1997
 Retained earnings, restricted ........................      52,457      50,421
 Unrealized gain (loss) on securities available
  for sale, net of deferred taxes .....................          54         (53)
                                                          ---------   ---------

   Total shareholders' equity .........................      60,080      57,917
                                                          ---------   ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........   $ 694,109   $ 682,796
                                                          =========   =========
See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                          Three Months Ended
                                                                        September 30
                                                               --------------------------
Interest income:                                                   1997            1996
                                                               -----------    -----------
 Loans receivable ..........................................   $    12,834    $    11,638
 Securities available for sale and held to maturity ........           851            779
 Other interest income .....................................            54             74
                                                               -----------    -----------
Total interest income ......................................        13,739         12,491

Interest expense:
 Deposits ..................................................         6,184          5,699
 Advances and borrowings ...................................         1,481          1,329
                                                               -----------    -----------
Total interest expense .....................................         7,665          7,028

Net interest income ........................................         6,074          5,463
Provision for loan losses ..................................           293            167
                                                               -----------    -----------
Net interest income after provision for loan losses ........         5,781          5,296

Other income:
 Gain on sale of loans .....................................           371            387
 Gain(loss) on sale of securities ..........................           (14)            20
 Income from joint ventures ................................            40             97
 Insurance, annuity income, other fees .....................           415            363
 Service fees on NOW accounts ..............................           446            405
 Net gain (loss) on real estate owned and repossessed assets             5              3
 Loan servicing income .....................................           250            264
 Miscellaneous .............................................           432            366
                                                               -----------    -----------
Total other income .........................................         1,945          1,905

Other expenses:
 Compensation and employee benefits ........................         1,959          1,794
 Occupancy and equipment ...................................           573            488
 Service bureau expense ....................................           194            190
 Federal insurance premium .................................            81          3,274
 Marketing .................................................           176            129
 Goodwill amortization .....................................            25             25
 Miscellaneous .............................................           612            630
                                                               -----------    -----------
Total other expenses .......................................         3,620          6,530

Income before income taxes .................................         4,106            671
Income tax provision .......................................         1,645            240
                                                               -----------    -----------
Net Income .................................................   $     2,461    $       431

Net income per common and common share equivalents .........   $      0.46    $      0.08

Equivalent number of shares ................................     5,375,955      5,158,568
Dividends per share ........................................   $     0.083    $     0.056

See notes to consolidated financial statements

 HOME FEDERAL BANCORP
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (in thousands)                                              Three Months Ended
 (unaudited)                                                    September 30,
                                                           --------------------
                                                              1997       1996
                                                           --------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  2,461    $    431
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Accretion of discounts, amortization and depreciation        249         307
   Provision for loan losses ...........................        293         167
   Net gain from sale of loans .........................       (371)       (387)
   Net (gain)/loss from sale of investment securities ..         14         (20)
   Net gain from joint ventures; real estate owned .....        (45)       (100)
   Loan fees deferred (recognized), net ................        (41)       (209)
   Proceeds from sale of loans held for sale ...........     28,814      21,632
   Origination of loans held for sale ..................    (29,330)    (20,029)
   Decrease  in accrued interest and other assets ......      1,102       3,355
   Increase in other liabilities .......................      1,114       2,390
                                                           --------    --------
Net cash provided by operating activities ..............      4,260       7,537
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .......................     (9,168)    (14,379)
Proceeds from:
   Maturities/Repayments of:
       Securities held to maturity .....................        613          77
       Securities available for sale ...................      1,659       3,675
   Sales of:
       Securities available for sale ...................      4,326       4,592
       Real estate owned and other asset sales .........         99          49
Purchases of:
   Loans ...............................................       (989)       (236)
   Securities available for sale .......................     (8,057)     (5,931)
   Securities held to maturity .........................         --      (3,633)
   Federal Home Loan Bank stock ........................       (550)       (150)
Increase in cash surrender value of life insurance .....        (69)        (66)
Acquisition of property and equipment, net .............       (852)       (170)
                                                           --------    --------
Net cash used in investing activities ..................    (12,988)    (16,172)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ...................     (2,439)       (675)
Proceeds from borrowings ...............................     32,900      16,500
Repayment of borrowings ................................    (22,225)    (13,825)
Net repayment of overnight borrowings ..................       (200)     (1,149)
Common stock options exercised .........................         20          --
Payment of dividends on common stock ...................       (425)       (280)
                                                           --------    --------
Net cash provided by (used in) financing activities ....      7,631         571
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............     (1,097)     (8,064)
Cash and cash equivalents, beginning of period .........     19,772      25,628
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 18,675    $ 17,564
                                                           ========    ========

Supplemental information:
Cash paid for interest .................................   $  7,607    $  6,950
Cash paid for income taxes .............................   $    300    $    205
Assets acquired through foreclosure ....................   $    287    $     --

 See notes to consolidated financial statements

                           Forward Looking Statements

         This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other savings and financial institutions, substantial changes in financial markets; changes in real estate values and the real estate market; regulatory changes, or unanticipated results in pending legal proceedings.


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
-------------------------
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at September 30, 1997, and for the three month period ended September 30, 1997, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.  Reclassifications
---------------------
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.

3. Recent Accounting Pronouncements
-----------------------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 128, "Earnings per Share" (SFAS 128). SFAS 128 establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128 replaces the presentation of primary EPS with a presentation of basic EPS, requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation., SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; earlier application is not permitted. Management has determined that the adoption of SFAS 128 will not have a material effect on the accompanying consolidated financial statements.

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

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

4. Subsequent event
-------------------
On October 28, 1997 Home Federal Bancorp declared a three for two stock split, under which every two shares of its common stock outstanding at the close of business on November 10, 1997 will be converted into three shares of common stock. No fractional shares will be issued. Cash in lieu of fractional shares, based on the market price of a share of Home Federal Bancorp's common stock on November 10, 1997, will be paid to shareholders. All per share information has been restated to give effect to the stock split. Concurrently with the stock split the company increased the number of authorized shares of no par common stock to 9,500,000.

Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

Home Federal Bancorp (the "Company") is organized as a unitary savings and loan holding company and owns all the outstanding capital stock of Home Federal Savings Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 16 full service banking branches.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 1997 Compared to Quarter Ended September 30, 1996
-----------------------------------------------------------------------------

General
The Company reported net income of $2.5 million for the quarter ended September 30, 1997, compared to $431,000 for the quarter ended September 30, 1996, an increase of $2.0 million. Earnings per share for the current quarter were $0.69 compared to $0.13 for the quarter ended September 30, 1996. The three month period ended September 30, 1996 included an after tax charge of $1.7 million to help recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). Comparing the current first quarter to last year's first quarter, without the SAIF charge, net income increased $330,000 or 15.5%.

Net Interest Income
Net interest income before provision for loan losses increased by $611,000 for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The increase is due to the total interest sensitive assets growing faster than interest bearing liabilities. The return on interest bearing assets, as well as the cost of interest bearing liabilities remained relatively constant for the two quarters ended September 30, 1997 and September 30 1996.

Net interest income after provision for loan losses increased by $485,000 or 9.2% for the quarter ended September 30, 1997, compared to the quarter ended September 30, 1996. The provision for loan losses increased $126,000 due to several factors. These factors include higher loans outstanding, increased activity in commercial loans, as well as $45,000 to increase the ratio of the loan loss allowance to total loans outstanding in the quarter ended September 30, 1997. At September 30, 1997, the loan loss allowance covered 113% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at September 30, 1997.

  Quarter ending September 30: (in thousands)         1997        1996
  -------------------------------------------         ----        ----
Allowance beginning balance .....................   $ 3,649     $ 3,061
Provision for loan losses .......................       293         167
Charge-offs .....................................      (202)       (126)
Recoveries ......................................        20          20
-------------------------------------------------   -------     -------
Loan Loss Allowance .............................   $ 3,760     $ 3,122

Allowance to Total Loans ........................      .63%        .58%
Allowance to Nonperforming Assets ...............      113%        108%

Interest Income
Total interest income for the three-month period ended September 30, 1997, increased $1,248,000, or 10.0%, over the same period of the prior year. The increase is due primarily to increased loans outstanding.

Interest Expense
Total interest expense for the three-month period ended September 30, 1997 increased $637,000, or 9.1%, as compared to the same period a year ago. The increase in interest expense for the three month period ended September 30, 1997, compared to the same period ended September 30, 1996, was due to increased deposit and borrowing balances outstanding.

Other Income
Total other income for the three-month period ended September 30, 1997, increased $40,000 or 2.1% over the same period a year ago. Insurance, annuity income and other fees increased $52,000 reflecting an increase in annuity commissions of $63,000, which was offset by insurance commission decrease of $23,000 for the quarter ended September 30, 1997, versus the quarter ended September 30, 1996. Miscellaneous income increased $66,000 due primarily from the sale of a Salem branch building which was relocated.

Joint venture income declined $57,000 for the three month period ended September 30, 1997, as compared to the three month period ended September 30, 1996. Joint venture income comes primarily from the sale of lots in several projects the Company is involved in and is difficult to project for future periods.

Other Expenses
Total other expenses for the three-month period ended September 30, 1997, decreased $2.9 million over the same period ended September 30, 1996. This decrease reflects the previously mentioned SAIF insurance charge of $3.0 million assessed in the quarter ended September 30, 1996, as well as a lower deposit assessment rate in the quarter ended September 30, 1997. Without the SAIF assessment in 1996 other expenses would have increased $91,000 or 2.6%. Compensation and employee benefits increased $165,000. Increases in compensation were due to normal salary increases as well as an increases in employee benefit and retirement plan expense.


FINANCIAL CONDITION:
Total assets increased by $11.3 million from June 30, 1997, to September 30, 1997. Net loans receivable increased by $9.1 million with loans held for sale increasing $887,000. Cash and cash equivalents decreased $1.1 million and securities available for sale and held to maturity (including mortgage-backed securities) increased $1.6 million.

Total liabilities increased $9.2 million from June 30, 1997, to September 30, 1997. Deposits from customers and senior debt decreased $2.4 million and $325,000 respectively, while advances from the Federal Home Loan Bank increased $11.0 million.

Shareholders' equity increased $2.2 million during the same period. Retained earnings increased $2.5 million from net income and decreased $425,000 for dividends paid. Common stock increased $20,000 for stock options exercised during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized gains in its available for sale portfolio of $54,000, or a $107,000 increase in shareholders' equity from the June 30, 1997 loss position of $53,000.

At September 30, 1997, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):

                                                                                 To Be Categorized
                                                                               as "Well Capitalized"
                                                                                   Under Prompt
                                                             For Capital         Corrective Action
   (dollars in thousands)                     Actual      Adequacy Purposes         Provisions
---------------------------------------------------------------------------------------------------
                                         Amount   Ratio     Amount   Ratio     Amount       Ratio
---------------------------------------------------------------------------------------------------
As of September 30, 1997
   Tangible capital (to total assets)   $56,185   8.16%    $10,325   1.50%    $   N/A    $  N/A
   Core capital (to total assets) ...   $56,185   8.16%    $20,649   3.00%    $   N/A    $  N/A
   Total risk-based capital
       (to risk-weighted assets) ....   $59,588  12.06%    $39,518   8.00%    $49,397     10.00%
   Tier 1 risk-based capital
       (to risk-weighted assets) ....   $56,185  11.37%    $  N/A    $ N/A    $29,638      6.00%
   Tier 1 leverage capital
       (to average assets) ..........   $56,185   8.13%    $  N/A    $ N/A    $34,540      5.00%


Liquidity and Capital Resources
The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of borrowings due within one year and net withdrawable deposit accounts. The minimum required level is currently set by OTS regulation at 5%. At September 30, 1997, the Bank's average liquidity ratio was 11.10%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1997, the Bank had $90.9 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $27.1 million and commitments to sell loans of $15.3 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Supplemental Data:                                Three Months Ended
                                                     September 30,
                                                  ------------------
                                                    1997      1996
                                                    ----      ----
Weighted average interest rate earned
    on total interest-earning assets ...........     8.48%    8.50%
Weighted average cost of total
    interest-bearing liabilities ...............     4.90%    4.92%
Interest rate spread during period .............     3.58%    3.59%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis) 3.75% 3.72% Total interest income divided by average
    total assets (on annualized basis) .........     7.96%    7.93%
Total interest expense divided by
    average total assets (on annualized basis) . 4.40% 4.42% Net interest income divided by average
    total assets (on annualized basis) .........     3.52%    3.47%

Return on assets (net income divided by
    average total assets on annualized basis) ..     1.42%    0.27%
Return on equity (net income divided by
    average total equity on annualized basis) ..    16.70%    3.31%




                                                   At September 30,
                                                  ------------------
                                                    1997      1996
                                                    ----      ----

Book value per share outstanding ...............   $17.66   $15.19

Interest rate spread ...........................     3.54%    3.57%

Nonperforming Assets:
      Loans: Non-accrual .......................   $2,899   $2,771
             Past due 90 days or more ..........        2       29
             Restructured ......................        1        1
                                                   ------   ------
     Total nonperforming loans .................    2,902    2,801
     Real estate owned, net ....................      302        0
     Other repossessed assets, net .............      136       83
                                                   ------   ------
     Total Nonperforming Assets ................   $3,340   $2,884


Nonperforming assets divided by total assets....     0.48%    0.46%
Nonperforming loans divided by total loans .....     0.49%    0.52%
Balance in Provision for Loan Losses ...........   $3,760    $3,122

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended September 30, 1997 will not be materially different from the results presented on page 11 of the annual report for fiscal year 1997.


Item 4.  Submission of Matters to a Vote of Security Holders.

N/A


Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a)  N/A

    (b) Reports on Form 8-K.
                Registrant filed no reports on Form 8-K during the fiscal quarter ended September 30, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                         Home Federal Bancorp



DATE:   November 11, 1997                 /S/ Lawrence E. Welker
       -------------------               -----------------------
                                         Lawrence E. Welker,
                                         Executive Vice President,
                                         Treasurer, and Chief Financial Officer