Form 10-Q
period 1997-12-31
HOME FEDERAL BANCORP
filed 1998-02-17
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1997


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


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 13, 1998:

              Common Stock, no par value - 5,120,024 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) .............................................    3
               Consolidated Statements of Income
                  (unaudited) .............................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    5
             Forward looking statement ....................................    6
               Notes to Consolidated Financial
                  Statements ..............................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    8


PART II. OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   13

Item 6.  Exhibits and Reports on Form 8-K .................................   13


Signatures ................................................................   14


Exhibit 3.(I)   Articles of  Incorporation

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                             December 31,   June 30,
                                                             1997        1997
                                                         ---------   ---------
ASSETS:
Cash .................................................   $  18,803   $  16,274
Interest-bearing deposits ............................      12,012       3,498
                                                         ---------   ---------
  Total cash and cash equivalents ....................      30,815      19,772
                                                         ---------   ---------

Securities available for sale at
 fair value (amortized cost $44,350 and $40,208) .....      44,413      40,119
Securities held to maturity
 (fair value $15,251 and $13,012) ....................      15,263      13,115
Loans held for sale (fair value $9,441 and $4,688) ...       9,320       4,629
Loans receivable, net of allowance for
 loan losses of $3,958 and $3,649.....................     579,187     575,624
Investments in joint ventures ........................       3,046       3,084
Federal Home Loan Bank stock .........................       5,210       4,260
Accrued interest receivable, net .....................       4,420       4,272
Premises and equipment, net ..........................       8,555       8,171
Real estate owned ....................................         115         139
Prepaid expenses and other assets ....................       1,654       2,284
Cash surrender value of life insurance ...............       5,667       5,529
Goodwill .............................................       1,747       1,798
                                                         ---------   ---------

   TOTAL ASSETS ......................................   $ 709,412   $ 682,796
                                                         =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .............................................   $ 538,229   $ 527,788
Advances from Federal Home Loan Bank .................      95,445      79,945
Senior debt ..........................................       4,475       7,800
Other borrowings .....................................       3,657       4,648
Advance payments by borrowers
 for taxes and insurance .............................         356         296
Accrued expenses and other liabilities ...............       4,809       4,402
                                                         ---------   ---------
   Total liabilities .................................     646,971     624,879
                                                         ---------   ---------

Shareholders' equity:
 No par common stock;
  Authorized:  9,500,000 shares
  Issued and outstanding: ............................       7,662       7,549
     5,112,963 shares at December 31, 1997
     5,094,493 shares at June 30, 1997
 Retained earnings, restricted .......................      54,696      50,421
 Unrealized gain (loss) on securities available
  for sale, net of deferred taxes ....................          83         (53)
                                                         ---------   ---------

   Total shareholders' equity ........................      62,441      57,917
                                                         ---------   ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 709,412   $ 682,796
                                                         =========   =========

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                                         Six Months Ended
                                                                                       December 31
                                                                -----------------------------------------------------
                                                                    1997         1996           1997          1996
                                                                ----------   -----------    -----------   -----------
Interest income:

 Loans receivable ..........................................   $    12,972   $    11,875    $    25,806   $    23,513
 Securities available for sale and held to maturity ........           900           842          1,751         1,621
 Other interest income .....................................            71           102            125           176
                                                               -----------   -----------    -----------   -----------
Total interest income ......................................        13,943        12,819         27,682        25,310

Interest expense:
 Deposits ..................................................         6,218         5,819         12,402        11,518
 Advances and borrowings ...................................         1,667         1,339          3,148         2,668
                                                               -----------   -----------    -----------   -----------
Total interest expense .....................................         7,885         7,158         15,550        14,186

Net interest income ........................................         6,058         5,661         12,132        11,124
Provision for loan losses ..................................           341           267            634           434
                                                               -----------   -----------    -----------   -----------
Net interest income after provision for loan losses ........         5,717         5,394         11,498        10,690

Other income:
 Gain on sale of loans .....................................           791           352          1,162           738
 Gain(loss) on sale of securities ..........................            14            --             --              20
 Income from joint ventures ................................           124           145            164           242
 Insurance, annuity income, other fees .....................           414           300            829           663
 Service fees on NOW accounts ..............................           519           427            965           831
 Net gain (loss) on real estate owned and repossessed assets             4           (19)             9           (16)
 Loan servicing income .....................................           242           241            492           505
 Miscellaneous .............................................           352           310            784           677
                                                               -----------   -----------    -----------   -----------
Total other income .........................................         2,460         1,756          4,405         3,660

Other expenses:
 Compensation and employee benefits ........................         2,049         1,906          4,008         3,700
 Occupancy and equipment ...................................           594           500          1,167           988
 Service bureau expense ....................................           194           190            388           379
 Federal insurance premium .................................            83           280            164         3,553
 Marketing .................................................           143           103            319           233
 Goodwill amortization .....................................            25            25             50            50
 Miscellaneous .............................................           693           599          1,305         1,229
                                                               -----------   -----------    -----------   -----------
Total other expenses .......................................         3,781         3,603          7,401        10,132

Income before income taxes .................................         4,396         3,547          8,502         4,218
Income tax provision .......................................         1,709         1,381          3,354         1,621
                                                               -----------   -----------    -----------   -----------
Net Income .................................................   $     2,687   $     2,166    $     5,148   $     2,597

Basic earnings per common share ............................   $      0.53   $      0.43    $      1.01   $      0.52
Dilutive earnings per common share .........................   $      0.49   $      0.42    $      0.95   $      0.50

Basic weighted average number of shares ....................     5,107,567     5,021,436      5,101,697     5,015,286
Dilutive weighted average number of shares .................     5,446,562     5,218,929      5,411,259     5,188,749
Dividends per share ........................................   $     0.088   $     0.067    $     0.171   $     0.122

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                               Six Months Ended
(unaudited)                                                    December 31,
                                                           --------------------
                                                              1997        1996
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................... $  5,148    $  2,597
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and depreciation      424         589
     Provision for loan losses ...........................      634         434
     Net gain from sale of loans .........................   (1,162)       (499)
     Net (gain)/loss from sale of investment securities ..       --          --
     Net gain from joint ventures; real estate owned .....     (173)       (205)
     Loan fees deferred (recognized), net ................       38        (321)
     Proceeds from sale of loans held for sale ...........   76,426      42,466
     Origination of loans held for sale ..................  (68,548)    (42,076)
     Decrease  in accrued interest and other assets ......    2,116       2,527
     Increase in other liabilities .......................      467        (435)
                                                           --------    --------
Net cash provided by operating activities ................   15,370       5,077
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .........................  (13,738)    (25,031)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ......................    1,249         154
        Securities available for sale ....................    3,500       4,108
     Sales of:
        Securities available for sale ....................    7,226       6,572
        Real estate owned and other asset sales ..........      484         128
Purchases of:
     Loans ...............................................   (3,634)       (501)
     Securities available for sale .......................  (13,905)     (8,987)
     Securities held to maturity .........................   (4,285)     (3,633)
     Federal Home Loan Bank stock ........................     (950)       (300)
Increase in cash surrender value of life insurance .......     (138)       (134)
Acquisition of property and equipment, net ...............   (1,001)       (270)
                                                           --------    --------
Net cash used in investing activities ....................  (25,192)    (27,894)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net .....................   10,441      16,869
Proceeds from borrowings .................................   51,200      28,500
Repayment of borrowings ..................................  (39,025)    (23,150)
Net repayment of overnight borrowings ....................     (991)     (3,775)
Common stock options exercised ...........................      113         182
Payment of dividends on common stock .....................     (873)       (615)
                                                           --------    --------
Net cash provided by (used in) financing activities ......   20,865      18,011
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ................   11,043      (4,806)
Cash and cash equivalents, beginning of period ...........   19,772      25,628
                                                           --------    --------
Cash and cash equivalents, end of period ................. $ 30,815    $ 20,822
                                                           ========    ========

Supplemental information:
Cash paid for interest ................................... $ 15,340    $ 14,090
Cash paid for income taxes ............................... $  3,236    $  1,186
Assets acquired through foreclosure ...................... $    316    $    122

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
-------------------------
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at December 31, 1997, and for the three and six month periods ended December 31, 1997, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

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


3.   Adoption of Statement of Financial Accounting Standards No. 128
--------------------------------------------------------------------
The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This statement established new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share. The adoption of the statement did not have a material effect on the Company's calculation of earnings per share. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                    Three months ended        Six months ended
                                        December 31,            December 31,
                                     1997        1996         1997        1996
                                     ----        ----         ----        ----
Basic EPS:
  Weighted average common shares   5,107,567   5,021,436   5,101,697   5,015,286
                                   =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares   5,107,567   5,021,436   5,101,697   5,015,286
  Dilutive effect of stock options 338,995 197,493 309,562 173,463 Weighted average common and --------- --------- --------- ---------
   incremental shares............. 5,446,562   5,218,929   5,411,259   5,188,749
                                   =========   =========   =========   =========

4.   Recent Accounting Pronouncements
-------------------------------------
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

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


5. Stock split
--------------
On October 28, 1997 Home Federal Bancorp declared a three for two stock split, under which every two shares of its common stock outstanding at the close of business on November 10, 1997 were converted into three shares of common stock. No fractional shares were issued. Cash in lieu of fractional shares, based on the market price of a share of Home Federal Bancorp's common stock on November 10, 1997, was paid to shareholders. All per share information has been restated to give effect to the stock split. Concurrently with the stock split the Company increased the number of authorized shares of no par common stock to 9,500,000.

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

RESULTS OF OPERATIONS:
Quarter Ended December 31, 1997 Compared to Quarter Ended December 31, 1996
---------------------------------------------------------------------------

General
The Company reported net income of $2,687,000 for the quarter ended December 31, 1997, compared to $2,166,000 for the quarter ended December 31, 1996, an increase of $521,000 or 24.1%. Basic earnings per common share for the current quarter were $0.53 compared to $0.43 for the quarter ended December 31, 1996.

Net Interest Income
Net interest income before provision for loan losses increased by $397,000 for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. The increase is primarily due to the total interest sensitive assets growing faster than interest bearing liabilities. The increase in net interest income due to volume growth was offset by a slight decline in the interest rate spread.

Net interest income after provision for loan losses increased by $323,000 or 6.0% for the quarter ended December 31, 1997, compared to the quarter ended December 31, 1996. The provision for loan losses increased $74,000 due to several factors. These factors include higher loans outstanding, increased activity in commercial loans, as well as an increase in the ratio of the loan loss allowance to total loans outstanding in the quarter ended December 31, 1997 to .66%. At December 31, 1997, the loan loss allowance covered 101% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at December 31, 1997.

 Quarter ending December 31: (in thousands)             1997        1996
 ------------------------------------------             ----        ----
Allowance beginning balance .......................   $ 3,760     $ 3,122
Provision for loan losses .........................       341         267
Charge-offs .......................................      (165)       (161)
Recoveries ........................................        22          23
                                                      -------     -------
Loan Loss Allowance ...............................   $ 3,958     $ 3,251

Allowance to Total Loans ..........................       .66%        .60%
Allowance to Nonperforming Assets .................       101%         93%

Interest Income
Total interest income for the three-month period ended December 31, 1997, increased $1,124,000, or 8.8%, over the same period of the prior year. The increase is due primarily to a corresponding increase in the average balance of loans receivable, net for the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996.

Interest Expense
Total interest expense for the three-month period ended December 31, 1997 increased $727,000, or 10.2%, as compared to the same period a year ago. The increase in interest expense for the three month period ended December 31, 1997, compared to the same period ended December 31, 1996, was due to increased deposit and borrowing balances outstanding.

Other Income
Total other income for the three-month period ended December 31, 1997, increased $704,000 or 40.1% over the same period a year ago. This increase was due to several factors. Gain on sale of loans increased $439,000 for the three month period ended December 31, 1997, compared to the same period ended December 31, 1996. The $791,000 gain on sale for the quarter ended December 31, 1997 reflects increased refinance activity as well as the gain from the sale of $11,407,000 of seasoned adjustable rate mortgages. Insurance, annuity income and other fees increased $114,000 primarily due to an increase in annuity commissions of $109,000, for the quarter ended December 31, 1997, versus the quarter ended December 31, 1996. Service fees on NOW accounts increased $92,000 or 21.6% due primarily to three factors: 1) the introduction of an ATM surcharge fee in fiscal 1998; 2) an increase in the number of checking accounts and 3) a decrease in the write off of uncollectible fees.

Other Expenses
Total other expenses for the three-month period ended December 31, 1997, increased $178,000 over the same period ended December 31, 1996. Compensation and employee benefits increased $143,000. Increases in compensation were due to normal salary increases. Occupancy and equipment expenses increased $94,000 primarily due to increased depreciation charges associated with the purchases of a new building, software and computers. Miscellaneous expenses increased $94,000 due to a variety of expense categories. Offsetting the above increases in other expenses is a $197,000 decrease in federal insurance premium expense reflecting a lower rate being charged in the quarter ended December 31, 1997 as compared to the quarter ended December 31, 1996.

Six-months  Ended  December 31, 1997 Compared to Six-months  Ended  December 31,
1996:

General
The Company reported net income of $5,148,000, or $1.01 per common share, for the six-months ended December 31, 1997, compared to $2,597,000, or $.52 per basic common share, for the same period a year ago, an increase of $2,551,000, or $0.49 per basic common share. The six month period ended December 31, 1996 included an after tax charge of $1,726,000 to help recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). Comparing the current six month period to the same period last year, without the SAIF charge, net income increased $825,000 or 19.1%.

Net Interest Income
Net interest income before provision for loan losses increased $1,008,000 for the six-month period ended December 31, 1997, compared to the same period ended December 31, 1996. The reasons for this increase were primarily the same as for the three-month period ended December 31, 1997.

Net interest income after provision for loan losses increased by $808,000 for the six-month period ended December 31, 1997. Again, the reasons for this increase were primarily the same as for the three-month period ended December 31, 1997.

The change to the loan loss allowance for the six-month period ended December 31, 1997 is as follows:

  Six months ending December 31: (in thousands)        1997        1996
  ---------------------------------------------        ----        ----
Allowance beginning balance ......................   $ 3,649     $ 3,061
Provision for loan losses ........................       634         434
Charge-offs ......................................      (367)       (287)
Recoveries .......................................        42          43
                                                     -------     -------
Loan Loss Allowance ..............................   $ 3,958     $ 3,251

Allowance to Total Loans .........................       .66%        .60%
Allowance to Nonperforming Assets ................       101%         93%

Interest Income
Total interest income for the six-month period ended December 31, 1997 increased $2,372,000, compared to the six-month period ended December 31, 1996. The increase was due primarily to the same reasons as discussed in the three-month period ended December 31, 1997. These reasons include a changing mix of loan products and an increase in loans outstanding.

Interest Expense
Total interest expense for the six-months ended December 31, 1997 increased $1,364,000, compared to the six-month period ended December 31, 1996. The increase was due primarily to the same reasons as discussed in the three-month period ended December 31, 1997. These reasons include increased deposits and borrowings outstanding.

Other Income
Total other income for the six-month period ended December 31, 1997 increased $745,000 as compared to the same period one year ago. The increases in gain on sale of loans, insurance, annuity income and other fees and service fees on NOW accounts are reflective of the second quarter increases detailed above. Miscellaneous income increased in the sixth month period ended December 31, 1997 compared to the same period ended December 31, 1996 $107,000, due primarily from the sale of a Salem branch building which was relocated.

Other Expenses
Total other expenses for the six-month period ended December 31, 1997 decreased $2,731,000. This decrease reflects the previously mentioned SAIF insurance charge of $3,001,000 assessed in the six month period ended December 31, 1996, as well as a lower deposit assessment rate in the six months ended December 31, 1997. Without the SAIF assessment in 1996 other expenses would have increased $270,000 or 3.8%. Compensation and occupancy expense accounted for the majority of the increase. The increased compensation expense was the result of the same factors discussed in the three month period.

FINANCIAL CONDITION:
Total assets increased by $26,616,000 from June 30, 1997, to December 31, 1997. Net loans receivable increased by $3,563,000 with loans held for sale increasing $4,691,000. Cash and cash equivalents increased $11,043,000 and securities available for sale and held to maturity (including mortgage-backed securities) increased $6,442,000.

Total  liabilities  increased  $22,092,000  from June 30, 1997,  to December 31,
1997. Senior debt decreased $3,325,000, while deposits from customers and advances from the Federal Home Loan Bank increased $10,441,000 and $15,500,000 million, respectively.

Shareholders' equity increased $4,524,000 during the same period. Retained earnings increased $5,148,000 million from net income and decreased $873,000 for dividends paid. Common stock increased $117,000 for stock options exercised during the period and decreased $4,000 for fractional shares redeemed resulting from the 3 for 2 stock split. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized gains in its available for sale portfolio of $83,000, or a $136,000 increase in shareholders' equity from the June 30, 1997 loss position of $53,000.

At December 31, 1997, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):


                                                                           To Be Categorized
                                                                         As "Well Capitalized"
                                                                             Under Prompt
                                                          For  Capital    Corrective Action
  (dollars in thousands)                  Actual        Adequacy Purposes    Provisions
  --------------------------------------------------------------------------------------------
                                       Amount   Ratio     Amount  Ratio    Amount    Ratio
  --------------------------------------------------------------------------------------------
As of  December 31, 1997
Tangible capital ( to total assets)   $58,216    8.20%   $10,640  1.50%       N/A      N/A
Core capital (to total assets) ....   $58,216    8.20%   $21,280  3.00%       N/A      N/A
Total risk-based capital
   (to risk-weighted assets) ......   $61,804   12.41%   $39,845  8.00%    $49,806   10.00%
Tier 1 risk-based capital
   (to risk-weighted assets) ......   $58,216   11.69%     N/A     N/A     $29,884    6.00%
Tier 1 leverage capital
   (to average assets) ............   $58,216    8.34%     N/A     N/A     $34,906    5.00%


Liquidity and Capital Resources
The OTS amended the regulatory liquidity requirements in the second quarter of fiscal 1998. The minimum liquidity level was reduced to 4%, the lowest amount allowed by law, from 5%. In addition to reducing the percentage of liquidity required, the OTS eliminated the 1% short term liquidity requirement, as well as changing the definition of liquid assets to include all maturities of Fannie Mae, Freddie Mac and Ginnie Mae obligations which were formally limited to obligations with maturities of five years or less. Institutions were also given the option of excluding all deposits with unexpired maturities exceeding one year from the liquidity base or continuing the previous liquidity base calculations. At December 31, 1997, the Bank's average liquidity ratio was 12.56%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1997, the Bank had $95.4 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $41.9 million and commitments to sell loans of $23.1 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Supplemental Data:                                   Three Months Ended    6 Months Ended
                                                        December 31,         December 31,
                                                     ------------------  ------------------
                                                       1997      1996      1997     1996
                                                       ----      ----      ----     ----
Weighted average interest rate earned
    on total interest-earning assets ...........       8.41%    8.47%      8.44%   8.49%
Weighted average cost of total
    interest-bearing liabilities ...............       4.93%    4.89%      4.92%   4.91%
Interest rate spread during period .............       3.48%    3.58%      3.52%   3.58%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.65%    3.74%      3.70%   3.73%
Total interest income divided by average
    total assets (on annualized basis) .........       7.92%    7.99%      7.93%   7.95%
Total interest expense divided by
    average total assets (on annualized basis) .       4.44%    4.42%      4.42%   4.42%
Net interest income divided by average
    total assets (on annualized basis) .........       3.44%    3.53%      3.48%   3.49%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.53%    1.35%      1.47%   0.82%
Return on equity (net income divided by
    average total equity on annualized basis) ..      17.58%   16.41%     17.15%   9.89%


                                                 At December 31,
                                               ------------------
                                                1997       1996
                                               ------------------
Book value per share outstanding ...........   $12.21    $10.73

Interest rate spread .......................     3.52%     3.58%

Nonperforming Assets:
      Loans: Non-accrual ...................   $3,787    $3,260
             Past due 90 days or more ......        6         1
             Restructured ..................        1         1
                                                         ------
     Total nonperforming loans .............    3,794     3,262
     Real estate owned, net ................       58       122
     Other repossessed assets, net .........       57       116
                                               ------    ------
     Total Nonperforming Assets ............   $3,909    $3,500

Nonperforming assets divided by total assets     0.55%     0.54%
Nonperforming loans divided by total loans .     0.64%     0.59%

Balance in Provision for Loan Losses .......   $3,958    $3,251

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended December 31, 1997 will not be materially different from the results presented on page 11 of the annual report for fiscal year 1997.


Item 4.  Submission of Matters to a Vote of Security Holders.

On October 28, 1997 the Annual Meeting of Shareholders was held, the results of which were as follows:

                                              For          Votes Withheld
                                              ---          --------------
Election of Lewis W. Essex as Director
 for term expiring in 2000................  2,621,665            37,159

Election of Harvard W. Nolting, Jr. as
Director for term expiring in 2000.......   2,623,911            34,913


Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a)  N/A

    (b) Reports on Form 8-K.
                Registrant filed no reports on Form 8-K during the fiscal quarter ended December 31, 1997.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                       Home Federal Bancorp

DATE:   February 12, 1998              /S/ Lawrence E. Welker
       --------------------------      -----------------------
                                       Lawrence E. Welker,
                                       Executive Vice President,
                                       Treasurer, and Chief Financial Officer