Form 10-Q
period 1998-03-31
HOME FEDERAL BANCORP
filed 1998-05-15
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q



            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended March 31, 1998



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



                222 West Second Street, Seymour, Indiana 47274-0648
                ---------------------------------------------------
                (Address of Principal Executive Offices) (Zip Code)


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



    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 4, 1998:

           Common Stock, no par value - 5,127,091 shares outstanding

                           HOME FEDERAL BANCORP
                                 FORM 10-Q

                                   INDEX





                                                                       Page No

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) ........................................    3
               Consolidated Statements of Income
                  (unaudited) ........................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) ........................................    5
             Forward looking statements ..............................    6
               Notes to Consolidated Financial
                  Statements .........................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .........................................    8


PART II. OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations .....................   13

Item 6.  Exhibits and Reports on Form 8-K ............................   13


Signatures ...........................................................   14

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                         March 31,      June 30,
                                                      1998          1997
                                                   -----------   -----------

ASSETS:
Cash .............................................   $ 18,563   $ 16,274
Interest-bearing deposits ........................      2,889      3,498
                                                     --------   --------
  Total cash and cash equivalents ................     21,452     19,772
                                                     --------   --------

Securities available for sale at fair value
 (amortized cost $58,176 and $40,208) ............     58,447     40,119
Securities held to maturity
 (fair value $11,300 and $13,012) ................     11,309     13,115
Loans held for sale (fair value
 $13,903 and $4,688) .............................     13,764      4,629
Loans receivable, net of allowance for loan
 losses of $4,002 and $3,649 .....................    568,786    575,624
Investments in joint ventures ....................      3,173      3,084
Federal Home Loan Bank stock .....................      5,456      4,260
Accrued interest receivable, net .................      4,589      4,272
Premises and equipment, net ......................      8,394      8,171
Real estate owned ................................        110        139
Prepaid expenses and other assets ................      2,233      2,284
Cash surrender value of life insurance ...........      5,740      5,529
Goodwill .........................................      1,722      1,798
                                                     --------   --------

   TOTAL ASSETS ..................................   $705,175   $682,796
                                                     ========   ========



LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .........................................   $528,127   $527,788
Advances from Federal Home Loan Bank .............     98,070     79,945
Senior debt ......................................      1,475      7,800
Other borrowings .................................      6,543      4,648
Advance payments by borrowers for
 taxes and insurance .............................        782        296
Accrued expenses and other liabilities ...........      5,329      4,402
                                                     --------   --------
   Total liabilities .............................    640,326    624,879
                                                     --------   --------


Shareholders' equity:
 No par common stock; Authorized: 9,500,000 shares
  Issued and outstanding: ........................      7,750      7,549
     5,127,091 shares at March 31, 1998
     5,094,493 shares at June 30, 1997
 Retained earnings, restricted ...................     56,936     50,421
 Unrealized gain (loss) on securities available
 for sale, net of deferred taxes .................        163        (53)
                                                     --------   --------

   Total shareholders' equity ....................     64,849     57,917
                                                     --------   --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....   $705,175   $682,796
                                                     ========   ========

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)


                                                                Three Months Ended         Nine Months Ended
                                                                     March 31,                  March 31,
                                                               --------------------      --------------------
Interest income:                                                 1998        1997          1998         1997
                                                               -------      -------      -------      -------
 Loans receivable ..........................................   $12,627      $12,029      $38,433      $35,542
 Securities available for sale and held to maturity ........     1,015          832        2,766        2,454
 Other interest income .....................................       104           72          229          247
                                                               -------      -------      -------      -------
Total interest income ......................................    13,746       12,933       41,428       38,243
                                                               -------      -------      -------      -------

Interest expense:
 Deposits ..................................................     6,023        5,795       18,425       17,313
 Advances and borrowings ...................................     1,640        1,306        4,788        3,974
                                                               -------      -------      -------      -------
Total interest expense .....................................     7,663        7,101       23,213       21,287
                                                               -------      -------      -------      -------

Net interest income ........................................     6,083        5,832       18,215       16,956
Provision for loan losses ..................................       197          379          831         813
                                                               -------      -------      -------      -------
Net interest income after provision for loan losses ........     5,886        5,453       17,384       16,143
                                                               -------      -------      -------      -------

Other income:
 Gain on sale of loans .....................................     1,425          264        2,587        1,002
 Gain on sale of securities ................................         7           --            7           20
 Income from joint ventures ................................        66           40          230          282
 Insurance, annuity income, other fees .....................       342          422        1,171        1,085
 Service fees on NOW accounts ..............................       474          402        1,439        1,233
 Net gain (loss) on real estate owned and repossessed assets         5           (7)          14          (23)
 Loan servicing income .....................................        83          267          575          772
 Miscellaneous .............................................       375          292        1,159          969
                                                               -------      -------      -------      -------
Total other income .........................................     2,777        1,680        7,182        5,340
                                                               -------      -------      -------      -------

Other expenses:
 Compensation and employee benefits ........................     2,466        2,106        6,474        5,806
 Occupancy and equipment ...................................       576          538        1,743        1,526
 Service bureau expense ....................................       212          207          600          586
 Federal insurance premium .................................        82           17          246        3,570
 Marketing .................................................       105          103          424          336
 Goodwill amortization .....................................        25           25           75           75
 Miscellaneous .............................................       706          596        2,011       1,825
                                                               -------      -------      -------      -------
Total other expenses .......................................     4,172        3,592       11,573       13,724
                                                               -------      -------      -------      -------

Income before income taxes .................................     4,491        3,541       12,993        7,759
Income tax provision .......................................     1,739        1,370        5,093        2,991
                                                               -------      -------      -------      -------
Net Income .................................................   $ 2,752      $ 2,171      $ 7,900      $ 4,768
                                                               =======      =======      =======      =======

Basic earnings per common share                                $ 0.54       $ 0.43       $ 1.55       $ 0.95
Dilutive earnings per common share                             $ 0.50$      $ 0.41       $ 1.45       $ 0.91

Basic weighted average number of shares                       5,120,661    5,054,634    5,107,926    5,028,210
Dilutive weighted average number of shares                    5,514,449    5,313,818    5,449,282    5,226,693
Dividends per share                                            $ 0.10       $ 0.67       $ 0.271      $ 0.189

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                              Nine Months Ended
(unaudited)                                                      March 31,
                                                         ----------------------
                                                             1998         1997
                                                         ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...........................................   $   7,900    $   4,768
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization
      and depreciation ...............................         545          880
     Provision for loan losses .......................         831          813
     Net gain from sale of loans .....................      (2,587)        (670)
     Net (gain)/loss from sale of
      investment securities ..........................          (7)           -
     Net gain from joint ventures;
      real estate owned ..............................        (244)        (238)
     Loan fees deferred (recognized), net ............          52         (288)
     Proceeds from sale of loans held for sale .......     164,002       62,216
     Origination of loans held for sale ..............    (150,396)     (61,324)
     Decrease  in accrued interest and
      other assets ...................................       9,339        4,207
     Increase in other liabilities ...................       1,413         (184)
                                                         ---------    ---------
Net cash provided by operating activities ............      30,848       10,180
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .....................     (17,838)     (44,272)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ..................       6,501          221
        Securities available for sale ................       7,853        7,562
     Sales of:
        Securities available for sale ................       8,225        6,572
        Real estate owned and other asset sales ......         612          416
Purchases of:
     Loans ...........................................      (6,064)        (756)
     Securities available for sale ...................     (33,165)     (10,042)
     Securities held to maturity .....................      (5,585)      (5,633)
     Federal Home Loan Bank stock ....................      (1,196)        (300)
Increase in cash surrender value of life insurance ...        (211)        (200)
Acquisition of property and equipment, net ...........      (1,150)        (682)
                                                         ---------    ---------
Net cash used in investing activities ................     (42,018)     (47,114)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net .................         339       25,600
Proceeds from borrowings .............................      79,700       42,500
Repayment of borrowings ..............................     (67,900)     (38,030)
Net repayment of overnight borrowings ................       1,895         (805)
Common stock options exercised .......................         201          659
Payment of dividends on common stock .................      (1,385)        (955)
                                                         ---------    ---------
Net cash provided by (used in) financing activities ..      12,850       28,969
                                                         ---------    ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ............       1,680       (7,965)
Cash and cash equivalents, beginning of period .......      19,772       25,628
                                                         ---------    ---------
Cash and cash equivalents, end of period .............   $  21,452    $  17,663
                                                         =========    =========

Supplemental information:
Cash paid for interest ...............................   $  23,038    $  21,141
Cash paid for income taxes ...........................   $   5,020    $   2,613
Assets acquired through foreclosure ..................   $     518    $     159

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at March 31, 1998, and for the three and nine month periods ended March 31, 1998, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1997.

2.  Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


 3.   Adoption of Statement of Financial Accounting Standards No. 128
The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This statement established new accounting standards for the calculation of basic earnings per share as well as diluted earnings per share. The adoption of the statement did not have a material effect on the Company's calculation of earnings per share. The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                      Three months ended       Nine months ended
                                           March 31,               March 31,
                                       1998        1997        1998        1997
                                       ----        ----        ----        ----
Basic EPS:
  Weighted average common shares .   5,120,661   5,054,634   5,107,926   5,028,210
                                     =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares .   5,120,661   5,054,634   5,107,926   5,028,210
  Dilutive effect of stock options     393,788     259,184     341,356     198,483
  Weighted average common and        _________   _________   _________   _________
   incremental shares.............   5,514,449   5,313,818   5,449,282   5,226,693
                                     =========   =========   =========   =========

 4.   Recent Accounting Pronouncements
Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Comprehensive Income", was issued in June 1997 and becomes effective for fiscal periods beginning after December 15, 1997. SFAS 130 requires reclassification of earlier financial statements for comparative purposes. SFAS No. 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities be shown in the financial statements. SFAS No. 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. Management has not yet quantified the effect of the new standard on the consolidated financial statements.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 1998 Compared to Quarter Ended March 31, 1997

General
The Company reported net income of $2,752,000 for the quarter ended March 31, 1998, compared to $2,171,000 for the quarter ended March 31, 1997, an increase of $581,000 or 26.8%. Basic earnings per common share for the current quarter were $0.54 compared to $0.43 for the quarter ended March 31, 1997. Dilutive earnings per common share increased $.09 to $.50 from $.41 for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1997.

Net Interest Income
Net interest income before provision for loan losses increased by $251,000 for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The increase is primarily due to the total interest sensitive assets growing faster than interest bearing liabilities. The increase in net interest income due to volume growth was offset by a slight decline in the interest rate spread.

Net interest income after provision for loan losses increased by $433,000 or 7.9% for the quarter ended March 31, 1998, compared to the quarter ended March 31, 1997. The provision for loan losses decreased $182,000 due to a corresponding decrease in loans receivable net of $10.4 million over the three month period ended March 31, 1998 as opposed to a $16.0 million increase in the balance of loans receivable, net over the three month period ended March 31, 1997. At March 31, 1998, the loan loss allowance covered 108% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at March 31, 1998.

          Quarter ending March 31:               1998        1997
          ------------------------               ----        ----
          (in thousands)
          Allowance beginning balance .....   $ 3,958     $ 3,251
          Provision for loan losses .......       197         379
          Charge-offs .....................      (186)       (184)
          Recoveries ......................        33          12
          Loan Loss Allowance .............   $ 4,002     $ 3,458

          Allowance to Total Loans ........       .68%        .62%
          Allowance to Nonperforming Assets       108%        119%

Interest Income
Total interest income for the three-month period ended March 31, 1998, increased $813,000, or 6.3%, over the same period of the prior year. The increase is due primarily to a corresponding increase in the average balances of loans receivable, net and investment securities for the quarter ended March 31, 1998 as compared to the quarter ended March 31, 1997.

Interest Expense
Total interest expense for the three-month period ended March 31, 1998 increased $562,000, or 7.9%, as compared to the same period a year ago. The increase in interest expense for the three month period ended March 31, 1998, compared to the same period ended March 31, 1997, was due to increased deposit and FHLB advances average balances for the same two comparative quarters.

Other Income
Total other income for the three-month period ended March 31, 1998, increased $1,097,000 or 65.3% over the same period a year ago. This increase was primarily due to the gain on sale of loans increasing $1,161,000 for the three month period ended March 31, 1998, compared to the same period ended March 31, 1997. The $1,425,000 gain on sale for the quarter ended March 31, 1998 reflects an increase in refinancing activity as well as the gain from the sale of $8,747,000 seasoned adjustable and fixed rate mortgages. These increases in other income were offset by a decrease in loan servicing income of $184,000 for the three month period ended March 31, 1998 as compared to the three month period ended March 31, 1997. This decrease was due an impairment charge of $202,000 for the three month period ended March 31, 1998 on originated mortgage servicing rights resulting from the lower rate environment of fiscal third quarter of 1998 as compared to the fiscal third quarter of 1997.

Other Expenses
Total other expenses for the three-month period ended March 31, 1998, increased $580,000 over the same period ended March 31, 1997. Compensation and employee benefits increased $360,000. Increases in compensation were due to normal salary increases and increased loan activity and related compensation costs. Occupancy and equipment expenses increased $38,000 primarily due to increased depreciation charges associated with the purchases of a new building, software and computers. FDIC insurance premiums increased $65,000 due to a $62,000 credit being applied to the insurance premium for the quarter ended March 31, 1997. Miscellaneous expenses increased $110,000 due to a variety of expense categories.

Nine-months Ended March 31, 1998 Compared to Nine-months Ended March 31, 1997:

General
The Company reported net income of $7,900,000, or $1.55 per basic common share, for the nine-months ended March 31, 1998, compared to $4,768,000, or $.95 per basic common share, for the same period a year ago, an increase of $3,132,000, or $0.60 per basic common share. The nine month period ended March 31, 1997 included an after tax charge of $1,726,000 to help recapitalize the Federal Deposit Insurance Corporation's Savings Association Insurance Fund (SAIF). Comparing the current nine month period to the same period last year, without the SAIF charge, net income increased $1,406,000 or 21.7%.

Net Interest Income
Net interest income before provision for loan losses increased $1,259,000 for the nine-month period ended March 31, 1998, compared to the same period ended March 31, 1997. The reasons for this increase were primarily the same as for the three-month period ended March 31, 1998.

Net interest income after provision for loan losses increased by $1,241,000 for the nine-month period ended March 31, 1998. The increase is primarily due to interest sensitive assets growing faster than interest bearing liabilities for the two comparative nine month periods.

The change to the loan loss allowance for the nine-month period ended March 31, 1998 is as follows:

             Nine months ending March 31:    1998       1997
             ----------------------------    ----       ----
             (in thousands)
             Allowance beginning balance   $ 3,649    $ 3,061
             Provision for loan losses .       831        813
             Charge-offs ...............      (553)      (471)
             Recoveries ................        75         55
             Loan Loss Allowance .......   $ 4,002    $ 3,458



Interest Income
Total interest income for the nine-month period ended March 31, 1998 increased $3,185,000 or 8.3%, compared to the nine-month period ended March 31, 1997. The increase was due primarily to the same reasons as discussed in the three-month period ended March 31, 1998. These reasons include a changing mix of loan products and an increase in average loans outstanding for the two nine month periods ended March 31, 1998 and 1997.

Interest Expense
Total interest expense for the nine-months ended March 31, 1998 increased $1,926,000 or 9.1%, compared to the nine-month period ended March 31, 1997. The increase was due primarily to the same reasons as discussed in the three-month period ended March 31, 1998. These reasons include increased deposits and FHLB advances outstanding.

Other Income
Total other income for the nine-month period ended March 31, 1998 increased $1,842,000 as compared to the same period one year ago. The increase in gain on sale of loans is reflective of the third quarter increase detailed above. Insurance, annuity income and other fees increased $86,000 primarily due to an increase in annuity commissions of $122,000, for the nine month period ended March 31, 1998, versus the same period ended March 31, 1997. Service fees on NOW accounts increased $206,000 or 16.7% due primarily to two factors: 1) the introduction of an ATM surcharge fee in fiscal 1998; and 2) an increase in the number of checking accounts. Miscellaneous income increased in the nine month period ended March 31, 1998 compared to the same period ended March 31, 1997, $190,000. This increase was due primarily to three factors: 1) the $107,000 gain on sale of the Salem branch building which was relocated; 2) an increase of $48,000 in net appraisal fees; and 3) a $67,000 increase in the dividends received on FHLB stock. These increases in other income were offset by a decrease in loan servicing income of $197,000 for the nine month period ended March 31, 1998 as compared to the nine month period ended March 31, 1997. This decrease reflects the impairment charge on originated mortgage servicing rights discussed in the quarterly results.

Other Expenses
Total other expenses for the nine-month period ended March 31, 1998 decreased $2,151,000. This decrease reflects the SAIF insurance charge of $3,001,000 assessed in the nine month period ended March 31, 1997. Without the SAIF assessment in 1996 other expenses would have increased $850,000 or 7.9%. Compensation and occupancy expense accounted for the majority of the increase. The increased compensation and occupancy expense were the results of the same factors discussed in the three month period.

FINANCIAL CONDITION:
Total assets increased by $22,379,000 from June 30, 1997, to March 31, 1998. Net loans receivable decreased by $6,838,000 with loans held for sale increasing $9,135,000. Securities available for sale (including mortgage-backed securities) increased $18,328,000.

Total liabilities increased $15,447,000 from June 30, 1997, to March 31, 1998. Senior debt decreased $6,325,000, while advances from the Federal Home Loan Bank increased $18,125,000.

Shareholders' equity increased $6,932,000 during the same period. Retained earnings increased $7,900,000 million from net income and decreased $1,385,000 for dividends paid. Common stock increased $205,000 for stock options exercised during the period and decreased $4,000 for fractional shares redeemed resulting from the 3 for 2 stock split. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized gains in its available for sale portfolio of $163,000, or a $216,000 increase in shareholders' equity from the June 30, 1997 loss position of $53,000.

At March 31, 1998, the Bank exceeded all current OTS regulatory capital requirements as follows (in thousands):

                                                                                 To Be
                                                                              Categorized
                                                                          As "Well Capitalized"
                                                                              Under Prompt
                                                         For  Capital      Corrective Action
                                        Actual         Adequacy Purposes        Provisions
                                  Amount       Ratio    Amount     Ratio   Amount    Ratio
                                  ------       -----    ------     -----   ------    -----

As of  March 31, 1998
Core capital (to total assets)   $57,339       8.19%   $28,008    4.00%      N/A      N/A
Total risk-based capital
   (to risk-weighted assets) .   $60,924      11.98%   $40,686    8.00%   $50,857    10.00%
Tier 1 risk-based capital
   (to risk-weighted assets) .   $57,339      11.27%     N/A      N/A     $30,514     6.00%
Tier 1 leverage capital
   (to average assets) .......   $57,339       8.28%     N/A      N/A     $34,618     5.00%

Liquidity and Capital Resources
The OTS amended the regulatory liquidity requirements in the second quarter of fiscal 1998. The minimum liquidity level was reduced to 4%, the lowest amount allowed by law, from 5%. In addition to reducing the percentage of liquidity required, the OTS eliminated the 1% short term liquidity requirement, as well as changing the definition of liquid assets to include all maturities of Fannie Mae, Freddie Mac and Ginnie Mae obligations which were formally limited to obligations with maturities of five years or less. Institutions were also given the option of excluding all deposits with unexpired maturities exceeding one year from the liquidity base or continuing the previous liquidity base calculations. At March 31, 1998, the Bank's average liquidity ratio was 15.24%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 1998, the Bank had $98.1 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $34.0 million and commitments to sell loans of $26.5 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


Supplemental Data:
                                                        Three Months Ended    Nine Months Ended
                                                             March 31,             March 31,
                                                        ------------------   -------------------
                                                          1998    1997          1998      1997
Weighted average interest rate earned
    on total interest-earning assets................      8.22%   8.40%         8.37%     8.46%
Weighted average cost of total
    interest-bearing liabilities....................      4.90%   4.87%         4.91%     4.89%
Interest rate spread during period..................      3.32%   3.53%         3.46%     3.57%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)....      3.64%   3.79%         3.68%     3.75%
Total interest income divided by average
    total assets (on annualized basis)..............      7.72%   7.90%         7.86%     7.93%
Total interest expense divided by
    average total assets (on annualized basis)......      4.36%   4.40%         4.40%     4.41%
Net interest income divided by average
    total assets (on annualized basis)..............      3.42%   3.56%         3.46%     3.52%

Return on assets (net income divided by
    average total assets on annualized basis).......      1.51%   1.33%         1.50%     0.99%
Return on equity (net income divided by
    average total equity on annualized basis).......     16.88%  15.80%        17.19%    11.91%






                                               At March 31,
                                            ------------------
                                               1998     1997

Book value per share outstanding ........... $ 12.65  $ 11.03

Interest rate spread .......................    3.46%    3.57%

Nonperforming Assets:
      Loans: Non-accrual ................... $ 3,604  $ 2,824
             Past due 90 days or more ......       6        0
             Restructured ..................       1        1
                                               -----    -----
     Total nonperforming loans .............   3,611    2,825
     Real estate owned, net ................      41       62
     Other repossessed assets, net .........      69       31
                                               -----    -----
     Total Nonperforming Assets ............ $ 3,721  $ 2,918

Nonperforming assets divided by total assets    0.53%    0.44%
Nonperforming loans divided by total loans .    0.61%    0.50%

Balance in Provision for Loan Losses ....... $ 4,002  $ 3,458

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended March 31, 1998 will not be materially different from the results presented on page 11 of the annual report for fiscal year 1997.


Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a)  N/A

    (b) Reports on Form 8-K.
                Registrant filed no reports on Form 8-K during the fiscal quarter ended March 31, 1998.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                   Home Federal Bancorp



DATE:   May 14, 1998               /S/ Lawrence E. Welker
--------------------               ----------------------
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer