Form 10-Q
period 1998-09-30
HOME FEDERAL BANCORP
filed 1998-11-13
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549


                                     FORM 10-Q


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934


                 For the Quarterly Period Ended September 30, 1998


            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934
                          Commission file number: O-18847



                               HOME FEDERAL BANCORP
                               --------------------
               (Exact name of registrant as specified in its charter)



                   Indiana                           35-1807839
                   -------                         ----------------
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

                                                 YES  X   NO_____



         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1998:

           Common Stock, no par value - 5,146,788 shares outstanding

                                       HOME FEDERAL BANCORP
                                             FORM 10-Q

                                               INDEX


                                                                        Page No.

      PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

          Consolidated Balance Sheets
             (unaudited) ..................................................    3
          Consolidated Statements of Income
             (unaudited) ..................................................    4
          Consolidated Statements of Cash Flows
             (unaudited) ..................................................    5
          Forward looking statements ......................................    6
          Notes to Consolidated Financial
             Statements ...................................................    6

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    8


      PART II. OTHER INFORMATION

      Item 3.  Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   14

      Item 6.  Exhibits and Reports on Form 8-K ...........................   14


      Signatures ..........................................................   15

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                              September 30,  June 30,
                                                             1998         1998
                                                           --------     --------
ASSETS:
Cash .................................................     $ 18,582     $ 19,063
Interest-bearing deposits ............................        3,588        5,304
                                                           --------     --------
  Total cash and cash equivalents ....................       22,170       24,367
                                                           --------     --------

Securities available for sale at fair value
 (amortized cost $55,828 and $57,205) ................       56,579       57,335
Securities held to maturity (fair value
 $8,336 and $9,550) ..................................        8,278        9,565
Loans held for sale (fair value $12,764
 and $12,840) ........................................       12,618       12,711
Loans receivable, net of allowance for
 loan losses of $4,325 and $4,243 ....................      587,769      582,040
Investments in joint ventures ........................        5,001        4,077
Federal Home Loan Bank stock .........................        5,456        5,456
Accrued interest receivable, net .....................        4,814        4,721
Premises and equipment, net ..........................        8,491        8,566
Real estate owned ....................................          746          242
Prepaid expenses and other assets ....................        3,141        2,964
Cash surrender value of life insurance ...............        5,879        5,808
Goodwill .............................................        1,672        1,697
                                                           --------     --------

   TOTAL ASSETS ......................................     $722,614     $719,549
                                                           ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .............................................     $543,613     $543,989
Advances from Federal Home Loan Bank .................       98,220       98,070
Other borrowings .....................................        4,491        4,396
Advance payments by borrowers for
 taxes and insurance .................................          661          320
Accrued expenses and other liabilities ...............        6,170        5,822
                                                           --------     --------
   Total liabilities .................................      653,155      652,597
                                                           --------     --------

Shareholders' equity:
 No par preferred stock;
  Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock;
  Authorized:  7,500,000 shares
  Issued and outstanding: ............................        8,006        7,963
     5,142,288 shares at September 30, 1998
     5,139,176 shares at June 30, 1998
 Retained earnings, restricted .......................       61,003       58,911
Accumulated other comprehensive income,
 net of taxes ........................................          450           78
                                                           --------     --------

   Total shareholders' equity ........................       69,459       66,952
                                                           --------     --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........     $722,614     $719,549
                                                           ========     ========

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                             Three Months Ended
                                                           September 30,
                                                    ---------------------------
Interest income:                                          1998            1997
                                                    -----------     -----------
 Loans receivable .............................     $    12,648     $    12,834
 Securities available for sale and
  held to maturity ............................             985             851
 Other interest income ........................             128              54
                                                    -----------     -----------
Total interest income .........................          13,761          13,739
                                                    -----------     -----------
Interest expense:
 Deposits .....................................           6,274           6,184
 Advances and borrowings ......................           1,513           1,481
                                                    -----------     -----------
Total interest expense ........................           7,787           7,665
                                                    -----------     -----------

Net interest income ...........................           5,974           6,074
Provision for loan losses .....................             244             293
                                                    -----------     -----------
Net interest income after provision
  for loan losses .............................           5,730           5,781
                                                    -----------     -----------

Other income:
 Gain on sale of loans ........................             744             371
 Gain(loss) on sale of securities .............               2             (14)
 Income from joint ventures ...................              89              40
 Insurance, annuity income, other fees ........             385             415
 Service fees on NOW accounts .................             511             446
 Net gain (loss) on real estate owned
  and repossessed assets ......................              23               5
 Loan servicing income ........................             196             250
 Miscellaneous ................................             371             432
                                                    -----------     -----------
Total other income ............................           2,321           1,945
                                                    -----------     -----------

Other expenses:
 Compensation and employee benefits ...........           2,087           1,959
 Occupancy and equipment ......................             570             573
 Service bureau expense .......................             164             194
 Federal insurance premium ....................              80              81
 Marketing ....................................             106             176
 Goodwill amortization ........................              25              25
 Miscellaneous ................................             715             612
                                                    -----------     -----------
Total other expenses ..........................           3,747           3,620
                                                    -----------     -----------

Income before income taxes ....................           4,304           4,106
Income tax provision ..........................           1,699           1,645
                                                    -----------     -----------
Net Income ....................................     $     2,605     $     2,461
                                                    ===========     ===========

Basic earnings per common share ...............     $      0.51     $      0.47
Dilutive earnings per common share ............     $      0.48     $      0.46

Basic weighted average number of shares .......       5,141,604       5,095,827
Dilutive weighted average number of shares ....       5,476,257       5,380,992
Dividends per share ...........................     $     0.100     $     0.083

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                              Three Months Ended
(unaudited)                                                     September 30,
                                                           --------------------
                                                               1998       1997
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  2,605    $  2,461
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization
      and depreciation .................................        304         249
     Provision for loan losses .........................        244         293
     Net gain from sale of loans .......................       (744)       (371)
     Net (gain)/loss from sale of
      investment securities ............................         (2)         14
     Net gain from joint ventures;
      real estate owned ................................        (97)        (45)
     Loan fees deferred (recognized), net ..............         (9)        (41)
     Proceeds from sale of loans held for sale .........     47,211      28,814
     Origination of loans held for sale ................    (46,374)    (29,330)
     Increase (Decrease)  in accrued interest
      and other assets .................................     (6,702)      1,102
     Increase in other liabilities .....................        689       1,114
                                                           --------    --------
Net cash provided by (used in) operating activities ....     (2,875)      4,260
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .......................       (523)     (9,168)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ....................      2,142         613
        Securities available for sale ..................      2,780       1,659
     Sales of:
        Securities available for sale ..................      7,144       4,326
        Real estate owned and other asset sales ........        157          99
Purchases of:
     Loans .............................................       (661)       (989)
     Securities available for sale .....................     (8,599)     (8,057)
     Securities held to maturity .......................       (855)         --
     Federal Home Loan Bank stock ......................         --        (550)
Increase in cash surrender value of life insurance .....        (71)        (69)
Acquisition of property and equipment, net .............       (234)       (852)
                                                           --------    --------
Net cash provided by (used in) investing activities ....      1,280     (12,988)
                                                           --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ...................       (376)     (2,439)
Proceeds from borrowings ...............................     20,650      32,900
Repayment of borrowings ................................    (20,500)    (22,225)
Net proceeds from (net repayment of) overnight
 borrowings ............................................         95        (200)
Common stock options exercised .........................         43          20
Payment of dividends on common stock ...................       (514)       (425)
                                                           --------    --------
Net cash provided by (used in) financing activities ....       (602)      7,631
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ..............     (2,197)     (1,097)
Cash and cash equivalents, beginning of period .........     24,367      19,772
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 22,170    $ 18,675
                                                           ========    ========

Supplemental information:
Cash paid for interest .................................   $  7,815    $  7,607
Cash paid for income taxes .............................   $    875    $    300
Assets acquired through foreclosure ....................   %    486    $    287

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at September 30, 1998, and for the three month period ended September 30, 1998, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.  Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


 3.   Earnings  Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                                    Three months ended
                                                      September 30,
                                                    1998           1997
                                                    ----           ----
Basic EPS:
  Weighted average common shares ............... 5,141,604       5,095,827
                                                 =========       =========
Diluted EPS:
  Weighted average common shares ............... 5,141,604       5,095,827
  Dilutive effect of stock options .............   334,653         285,165
  Weighted average common                        ---------       ---------
   and incremental shares ...................... 5,476,257       5,380,992
                                                 =========       =========

 4. New Accounting Pronouncements

The Corporation adopted FAS 130, "Comprehensive Income", effective July 1, 1998. It requires that changes in the amounts of certain items, gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Corporation's total comprehensive income for the interim three month periods ended September 30, 1998 and 1997 under FAS 130:

                                                           ---------------------
                                                                September  30,
                                                              1998         1997
                                                           ---------------------
Net Income ..........................................      $ 2,605       $ 2,461
 Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during period .........................          374            93
    Reclassification adjustment for (gains)
      losses included in net income .................           (2)           14
                                                           -------       -------
Other comprehensive income ..........................          372           107
                                                           -------       -------
Comprehensive Income ................................      $ 2,977       $ 2,568
                                                           =======       =======

Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," was issued in June 1997 and is effective for fiscal periods beginning after December 15, 1997. The company will include the appropriate segment information beginning in the annual financial statements for the year ending June 30, 1999 and all quarterly reports thereafter. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of this new standard on the consolidated financial statements.


 5.   Subsequent Event

At the Annual Meeting of Shareholders held on October 27, 1998 amendments of Articles 5 and 6 of the Corporation's Articles of Incorporation were adopted increasing the number of authorized shares of Common Stock to 15,000,000 shares. The total number of shares which the Corporation shall have authority to issue is 17,000,000 shares, all of which are without par value. The remaining 2,000,000 shares which the company may issue are preferred shares.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 1998 Compared to Quarter Ended September 30, 1997

General
The Company reported net income of $2,605,000 for the quarter ended September 30, 1998, compared to $2,461,000 for the quarter ended September 30, 1997, an increase of $144,000 or 5.9%. Basic earnings per common share for the current quarter were $0.51 compared to $0.47 for the quarter ended September 30, 1997. Dilutive earnings per common share increased $.02 to $.48 from $.46 for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997.

Net Interest Income
Net interest income before provision for loan losses decreased by $100,000 for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The decrease is primarily due to a decrease in the net interest margin of 21 basis for the three month period ended September 30, 1998 as compared to the three month period ended September 30, 1997. This decrease in net interest margin is the result of rates dropping faster on interest earning assets than on interest bearing liabilities due primarily to refinancing activity in the Bank's loan products.

Net interest income after provision for loan losses decreased by $51,000 or .9% for the quarter ended September 30, 1998, compared to the quarter ended September 30, 1997. The provision for loan losses decreased $49,000 due to slower growth in loans receivable net of $5.7 million over the three month period ended September 30, 1998 as opposed to a $9.1 million increase in the balance of loans receivable, net over the three month period ended September 30, 1997. At September 30, 1998, the loan loss allowance covered 84% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at September 30, 1998.

  Quarter ending September 30: (in thousands)            1998        1997
  -------------------------------------------            ----        ----
Allowance beginning balance .......................   $ 4,243     $ 3,649
Provision for loan losses .........................       244         293
Charge-offs .......................................      (176)       (202)
Recoveries ........................................        14          20
---------------------------------------------------   -------     -------
Loan Loss Allowance ...............................   $ 4,325     $ 3,760

Allowance to Total Loans ..........................       .71%        .63%
Allowance to Nonperforming Assets .................        84%        113%


Interest Income
Total interest income for the three-month period ended September 30, 1998, remained relatively constant increasing $22,000, or .2%, over the same period of the prior year. The small increase is due primarily to an increase in average balances of loans receivable, net and investment securities for the quarter ended September 30, 1998 as compared to the quarter ended September 30, 1997; which was offset by a decrease in the yield on these interest earning assets.

Interest Expense
Total interest expense for the three-month period ended September 30, 1998 increased $122,000, or 1.6%, as compared to the same period a year ago. The increase in interest expense for the three month period ended September 30, 1998, compared to the same period ended September 30, 1997, was due to increased deposit and FHLB advances average balances for the same two comparative quarters, which was also offset by declining rates paid on these interest bearing liabilities.

Other Income
Total other income for the three-month period ended September 30, 1998, increased $376,000 or 19.3% over the same period a year ago. This increase was primarily due to the gain on sale of loans increasing $373,000 for the three month period ended September 30, 1998, compared to the same period ended September 30, 1997. The $373,000 gain on sale for the quarter ended September 30, 1998 reflects an increase in refinancing activity as the Bank sold, in the secondary market, the majority of the fifteen and thirty year fixed rate loans which the Bank originated.

Other Expenses
Total other expenses for the three-month period ended September 30, 1998, increased $127,000 over the same period ended September 30, 1997. Compensation and employee benefits increased $128,000. Increases in compensation were due to normal salary increases and increased loan activity and related compensation costs. Miscellaneous expenses increased $103,000 due to a variety of factors including a $32,000 increase in loan expenses related to the refinancing surge, a $33,000 increase in ATM expenses related to the increase in the number of ATM machines as well as a variety of other small expense category increases.


FINANCIAL CONDITION:
Total assets increased by $3,065,000 from June 30, 1998, to September 30, 1998. Net loans receivable increased by $5,729,000. Securities held to maturity (including mortgage-backed securities) decreased $1,287,000, while cash and cash equivalents decreased $2,197,000.

Total liabilities showed a small increase of $558,000 from June 30, 1998, to September 30, 1998. Decreases of $376,000 in deposits were offset by increases of $341,000 in advance payments by borrowers for taxes and insurance and an increase of $348,000 in accrued expenses and other liabilities.

Shareholders' equity increased $2,507,000 during the same period. Retained earnings increased $2,605,000 million from net income and decreased $514,000 for dividends paid. Common stock increased $43,000 for stock options exercised during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had unrealized gains in its available for sale portfolio of $450,000, or a $372,000 increase in shareholders' equity from the June 30, 1998 gain position of $78,000.

At September 30, 1998, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                               To Be Categorized
                                                                              As "Well Capitalized"
                                                                                 Under Prompt
                                                             For  Capital      Corrective Action
  (dollars in thousands)                   Actual         Adequacy Purposes       Provisions
  ------------------------------------------------------------------------------------------------
                                      Amount    Ratio      Amount   Ratio      Amount    Ratio
                                      ------    -----      ------   -----      ------    -----

As of  September 30, 1998
 Tangible capital (to total assets). $59,728    8.35%     $10,734    1.50%        N/A      N/A
 Core capital (to total assets)..... $59,728    8.35%     $28,623    4.00%        N/A      N/A
 Total risk-based capital
    (to risk-weighted assets)....... $63,463   11.72%     $43,323    8.00%     $54,153   10.00%
 Tier 1 risk-based capital
    (to risk-weighted assets)....... $59,728   11.03%       N/A      N/A       $32,492    6.00%
 Tier 1 leverage capital
    (to average assets)............. $59,728    8.26%       N/A      N/A       $36,137    5.00%


Liquidity and Capital Resources
The minimum liquidity level is 4%, the lowest amount allowed by law. At September 30, 1998, the Bank's average liquidity ratio was 16.0%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1998, the Bank had $98.2 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $42.3 million and commitments to sell loans of $21.0 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


Year 2000 Disclosure

The Problem
The Year 2000 issue is the result of potential problems with computer systems or any equipment with computer chips that use dates where the year portion of the date has been stored as just two digits (e.g. 98 for 1998). Systems using this two-digit approach will not be able to determine whether "00" represents the year 2000 or 1900. The problem, if not corrected, will make those systems fail altogether or, even worse, allow them to generate incorrect calculations causing a disruption of normal operations.

Readiness Efforts
In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the Company's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes five phases of Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. A project team that consists of key members of the technology staff, representatives of functional business units and senior management was developed. Additionally, the duties of the Vice President of Data Processing Compliance were realigned to serve primarily as the Year 2000 project manager.

An assessment of the impact of the Year 2000 issue on the Company's computer systems has been completed. The scope of the project also includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Company has identified and prioritized those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Company relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedule is being monitored for any indication that they may not be able to address the problem in time. Thus far, responses indicate that most of the significant providers currently have compliant versions available or are well into the renovation and testing phases with completion scheduled for sometime in 1998. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications have been initiated, and an evaluation to assess the risk posed by the Company's material customers is well underway. This evaluation of risk is scheduled to be completed by December 31, 1998. The projected completion date of the risk assessment is based upon management's best estimates and assumes the continued availability of certain resources and timely response from the customers.

Current Status
The project team estimates that the Company's Year 2000 readiness project is 82% complete and that the activities involved in assessing external risks and operational issues are 86% completed overall. These estimates and the projections in the following table are derived from the Year 2000 Checklist Version 2, a project-tracking tool provided by the Office of Thrift Supervision. This table provides a summary of the current status of the five project phases and a projected timetable for completion.


----------------- -------------- --------------- ------------------------------
                                   Projected
 Project Phase      % Completed    Completion      Comments
----------------- -------------- --------------- ------------------------------
Awareness              100%                        Completed
Assessment             100%                        Completed
Renovation             100%                        Completed
Validation              78%      March 31, 1999    Target for critical systems
Implementation          59%      June 30, 1999     Target for critical systems
----------------- -------------- --------------- ------------------------------
Overall                 82%                        (As of November 1, 1998)
----------------- -------------- --------------- ------------------------------

Costs
The Company has thus far primarily used and expects to continue to primarily use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $50,000 over the three-year period from 1997 through 1999. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

Risk Assessment
Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantee that the systems of these suppliers will be timely renovated.

Contingency Plan
Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. Critical business functions have been identified and the development of temporary procedures for the continued operations of those functions has begun. Updating and testing these business resumption procedures is an ongoing process which will continue throughout 1999.

The costs and the timetable in which the Company plans to complete the Year 2000 readiness activities are based on management's best estimates, which were derived using numerous assumptions of future events including the continued availability of certain resources, third party readiness plans and other factors. The Company can make no guarantee that these estimates will be achieved and actual results could differ from such plans.

Supplemental Data:                                   Three Months Ended
                                                       September 30,
                                                     ------------------
                                                       1998     1997
                                                       ----     ----
Weighted average interest rate earned
    on total interest-earning assets ...........       8.13%    8.47%
Weighted average cost of total
    interest-bearing liabilities ...............       4.80%    4.90%
Interest rate spread during period .............       3.33%    3.57%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.53%    3.74%
Total interest income divided by average
    total assets (on annualized basis) .........       7.62%    7.96%
Total interest expense divided by
    average total assets (on annualized basis) .       4.27%    4.40%
Net interest income divided by average
    total assets (on annualized basis) .........       3.31%    3.52%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.44%    1.42%
Return on equity (net income divided by
    average total equity on annualized basis) ..      15.31%   16.70%

Net interest margin to average
     earning Assets ............................       3.53%    3.74%
Net interest margin to average assets ..........       3.31%    3.52%

                                                      At September 30,
                                                     -----------------
                                                       1998     1997
                                                       ----     ----

Book value per share outstanding ...............     $13.51   $11.78

Interest rate spread ...........................       3.50%    3.56%

Nonperforming Assets:
         Loans: Non-accrual ....................     $4,432   $2,899
                Past due 90 days or more .......         --        2
                Restructured ...................         --        1
                                                     ------   ------
     Total nonperforming loans .................      4,432    2,902
     Real estate owned, net ....................        602      302
     Other repossessed assets, net .............        144      136
                                                     ------   ------
     Total Nonperforming Assets ................     $5,178   $3,340
                                                     ======   ======

Nonperforming assets divided by total assets....       0.72%    0.48%
Nonperforming loans divided by total loans .....       0.73%    0.49%
Balance in Provision for Loan Losses ...........     $4,325   $3,760

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended September 30, 1998 will not be materially different from the results presented on page 13 of the annual report for fiscal year 1998.


Item 4.  Submission of Matters to a Vote of Security Holders.

        N/A

Item 5.  Other information

        N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a) N/A

    (b) Reports on Form 8-K.
                On September 23, 1998 the registrant filed a Form 8-K regarding a press release issued by Home Federal Bancorp concerning the approval by the Board of Directors to pursue a stock buy back of up to 5% of its stock traded on NASDAQ under the symbol HOMF.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                       Home Federal Bancorp



DATE:   November 9, 1998               /S/ Lawrence E. Welker
       -------------------             -----------------------
                                       Lawrence E. Welker,
                                       Executive Vice President,
                                       Treasurer, and Chief Financial Officer