Form 10-Q
period 1998-12-31
HOME FEDERAL BANCORP
filed 1999-02-11
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1998


          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number: O-18847


                              HOME FEDERAL BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)


               Indiana                            35-1807839
         ---------------------------          ----------------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 8, 1999:

            Common Stock, no par value - 5,093,075 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) .............................................    3
               Consolidated Statements of Income
                  (unaudited) .............................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    5
             Forward looking statements ...................................    6
               Notes to Consolidated Financial
                  Statements ..............................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    9


PART II. OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   16

Item 4. Submission of Matters to a Vote of Security Holders ...............   16

Item 6.  Exhibits and Reports on Form 8-K .................................   16


Signatures ................................................................   17

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                               December 31,  June 30,
                                                               1998      1998
                                                             -------    ------
ASSETS:
Cash ...................................................... $ 19,391   $19,063
Interest-bearing deposits .................................   12,688     5,304
                                                             -------   -------
  Total cash and cash equivalents .........................   32,079    24,367
                                                             -------   -------

Securities available for sale at fair value
  (amortized cost $57,139 and $57,205) ....................   57,384    57,335
Securities held to maturity (fair
   value $7,412 and $9,550) ...............................    7,097     9,565
Loans held for sale (fair value $19,445 and $12,840) ......   19,274    12,711
Loans receivable, net of allowance for loan losses
   of $4,413 and $4,243 ...................................  586,245   582,040
Investments in joint ventures .............................    5,138     4,077
Federal Home Loan Bank stock ..............................    5,814     5,456
Accrued interest receivable, net ..........................    4,867     4,721
Premises and equipment, net ...............................    8,445     8,566
Real estate owned .........................................      921       242
Prepaid expenses and other assets .........................    3,517     2,964
Cash surrender value of life insurance ....................    5,951     5,808
Goodwill ..................................................    1,646     1,697
                                                             -------   -------

   TOTAL ASSETS ........................................... $738,378  $719,549
                                                             =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .................................................. $556,414  $543,989
Advances from Federal Home Loan Bank ......................  106,220    98,070
Other borrowings ..........................................    1,807     4,396
Advance payments by borrowers for taxes and insurance .....      491       320
Accrued expenses and other liabilities ....................    4,047     5,822
                                                             -------   -------
   Total liabilities ......................................  668,979   652,597
                                                             -------   -------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding:  None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: .................................    6,173     7,963
     5,079,051 shares at December 31, 1998
     5,139,176 shares at June 30, 1998
 Retained earnings, restricted ............................   63,079    58,911
Accumulated other comprehensive income, net of taxes ......      147        78
                                                             -------   -------

   Total shareholders' equity .............................   69,399    66,952
                                                             -------   -------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............. $738,378  $719,549
                                                             =======   =======


See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

                                                                 Three months Ended      Six Months Ended
                                                                   December 31            December 31
                                                               --------------------   -------------------
Interest income:                                                  1998        1997       1998       1997
                                                               --------------------   -------------------
 Loans receivable ..........................................   $ 12,676    $ 12,972   $ 25,324   $ 25,806
 Securities available for sale and held to maturity ........        931         900      1,916      1,751
 Other interest income .....................................         87          71        215        125
                                                               --------    --------   --------   --------
Total interest income ......................................     13,694      13,943     27,455     27,682
                                                               --------    --------   --------   --------

Interest expense:
 Deposits ..................................................      6,036       6,218     12,310     12,402
 Advances and borrowings ...................................      1,626       1,667      3,139      3,148
                                                               --------    --------   --------   --------
Total interest expense .....................................      7,662       7,885     15,449     15,550
                                                               --------    --------   --------   --------

Net interest income ........................................      6,032       6,058     12,006     12,132
Provision for loan losses ..................................        230         341        474        634
                                                               --------    --------   --------   --------
Net interest income after provision for loan losses ........      5,802       5,717     11,532     11,498
                                                               --------    --------   --------   --------

Other income:
 Gain on sale of loans .....................................      1,080         791      1,824      1,162
 Gain(loss) on sale of securities ..........................         --          14          2         --
 Income from joint ventures ................................         80         124        169        164
 Insurance, annuity income, other fees .....................        319         414        704        829
 Service fees on NOW accounts ..............................        521         519      1,032        965
 Net gain (loss) on real estate owned and repossessed assets         (8)          4         15          9
 Loan servicing income .....................................        219         242        415        492
 Miscellaneous .............................................        618         352        989        784
                                                               --------    --------   --------   --------
Total other income .........................................      2,829       2,460      5,150      4,405
                                                               --------    --------   --------   --------

Other expenses:
 Compensation and employee benefits ........................      2,078       2,049      4,165      4,008
 Occupancy and equipment ...................................        581         594      1,151      1,167
 Service bureau expense ....................................        198         194        362        388
 Federal insurance premium .................................         78          83        158        164
 Marketing .................................................        152         143        258        319
 Goodwill amortization .....................................         25          25         50         50
 Miscellaneous .............................................      1,172         693      1,887      1,305
                                                               --------    --------   --------   --------
Total other expenses .......................................      4,284       3,781      8,031      7,401
                                                               --------    --------   --------   --------

Income before income taxes .................................      4,347       4,396      8,651      8,502
Income tax provision .......................................      1,712       1,709      3,411      3,354
                                                               --------    --------   --------   --------
Net Income .................................................   $  2,635    $  2,687   $  5,240   $  5,148
                                                               ========    ========   ========   ========

Basic earnings per common share                                  $ 0.51      $ 0.53     $ 1.02     $ 1.01
Dilutive earnings per common share                               $ 0.49      $ 0.49     $ 0.96     $ 0.95

Basic weighted average number of shares                       5,118,879   5,107,567  5,130,241  5,101,697
Dilutive weighted average number of shares                    5,420,622   5,446,562  5,449,727  5,411,259
Dividends per share                                             $ 0.110     $ 0.088    $ 0.210    $ 0.171

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                               Six Months Ended
(unaudited)                                                    December 31,
                                                           --------------------
                                                               1998       1997
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..............................................  $   5,240  $   5,148
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and
       depreciation .....................................        463        424
     Provision for loan losses ..........................        474        634
     Net gain from sale of loans ........................     (1,824)    (1,162)
     Net gain from sale of investment securities ........         (2)        --
     Net gain from joint ventures; real estate owned ....       (184)      (173)
     Loan fees deferred (recognized), net ...............        (15)        38
     Proceeds from sale of loans held for sale ..........    127,274     76,426
     Origination of loans held for sale .................   (132,013)   (68,548)
     Increase (decrease)  in accrued interest and other
       assets ...........................................     (9,562)     2,116
     Increase (decrease) in other liabilities ...........     (1,604)       467
                                                           ---------  ---------
Net cash provided by (used in) operating activities .....    (11,753)    15,370
                                                           ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal collected (disbursed) on loans ............      3,603    (13,738)
Proceeds from:
     Maturities/Repayments of:
         Securities held to maturity ....................      3,322      1,249
         Securities available for sale ..................      4,528      3,500
     Sales of:
         Securities available for sale ..................     11,144      7,226
         Real estate owned and other asset sales ........        356        484
Purchases of:
     Loans ..............................................     (1,033)    (3,634)
     Securities available for sale ......................    (15,718)   (13,905)
     Securities held to maturity ........................       (855)    (4,285)
     Federal Home Loan Bank stock .......................       (358)      (950)
Increase in cash surrender value of life insurance ......       (143)      (138)
Acquisition of property and equipment, net ..............       (505)    (1,001)
                                                           ---------  ---------
Net cash provided by (used in) investing activities .....      4,341    (25,192)
                                                           ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net ...............................     12,425     10,441
Proceeds from borrowings ................................     48,450     51,200
Repayment of borrowings .................................    (40,300)   (39,025)
Net proceeds from (net repayment of)
  overnight borrowings ..................................     (2,589)      (991)
Common stock options exercised ..........................        243        113
Repurchase of common stock ..............................     (2,033)        --
Payment of dividends on common stock ....................     (1,072)      (873)
                                                           ---------  ---------
Net cash provided by financing activities ...............     15,124     20,865
                                                           ---------  ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............      7,712     11,043
Cash and cash equivalents, beginning of period ..........     24,367     19,772
                                                           ---------  ---------
Cash and cash equivalents, end of period ................  $  32,079  $  30,815
                                                           =========  =========

Supplemental information:
Cash paid for interest                                     $15,452    $ 15,340
Cash paid for income taxes                                 $ 4,160    $  3,236
Assets acquired through foreclosure                        $   785    $    316

See notes to unaudited consolidated financial statements

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at December 31, 1998, and for the three and six month periods ended December 31, 1998, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.  Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


3.  Earnings  Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                     Three months ended      Six months ended
                                        December 31,           December 31,
                                     1998        1997        1998        1997
                                     ----        ----        ----        ----
Basic EPS:
  Weighted average common shares . 5,118,879   5,107,567   5,130,241   5,101,697
                                   =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares . 5,118,879   5,107,567   5,130,241   5,101,697
  Dilutive effect of stock options   301,743     338,995     319,486     309,562
  Weighted average common          ---------   ---------   ---------   ---------
   and incremental shares ........ 5,420,622   5,446,562   5,449,727   5,411,259
                                   =========   =========   =========   =========

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

The following is a summary of the Corporation's total comprehensive income for the interim three and six month periods ended December 31, 1998 and 1997 under FAS 130:

                                                                 Three months ended    Six months ended
                                                                     December 31,        December 31,
                                                                ---------------------------------------
                                                                   1998      1997      1998        1997
                                                                ---------------------------------------
Net Income ..................................................   $ 2,635    $ 2,687   $ 5,240    $ 5,148
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period      (303)        29        71        122
       Reclassification adjustment for (gains) losses
          included in net income ............................        --         --        (2)        14
                                                                -------    -------   -------    -------
Other comprehensive income ..................................      (303)        29        69        136
                                                                -------    -------   -------    -------
Comprehensive Income ........................................   $ 2,332    $ 2,716   $ 5,309    $ 5,284
                                                                -------    -------   -------    -------

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


5. Adoption of Corporate Articles

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

6. Subsequent Event

For the period January 1, 1999 through February 10, 1999, Home Federal Bancorp entered into commitments to repurchase 63,000 shares of common stock at an average price of $23 per share. These repurchases of stock bring the total for the fiscal year to 141,574 shares at an average price of $25 per share.

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

RESULTS OF OPERATIONS:
Quarter Ended December 31, 1998 Compared to Quarter Ended December 31, 1997

General
The Company reported net income of $2,635,000 for the quarter ended December 31, 1998, compared to $2,687,000 for the quarter ended December 31, 1997, a decrease of $52,000 or 1.9%. Basic earnings per common share for the current quarter were $0.51 compared to $0.53 for the quarter ended December 31, 1997. Dilutive earnings per common share remained constant at $.49 for both quarters ended December 31, 1998 and 1997.

Net Interest Income
Net interest income before provision for loan losses decreased by $26,000 for the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997. The decrease is primarily due to a decrease in the net interest margin of 12 basis for the three month period ended December 31, 1998 as compared to the three month period ended December 31, 1997. This decrease in net interest margin is the result of rates dropping faster on interest earning assets than on interest bearing liabilities due primarily to refinancing activity in the Bank's loan products.

Net interest income after provision for loan losses increased by $85,000 or 1.5% for the quarter ended December 31, 1998, compared to the quarter ended December 31, 1997. At December 31, 1998, the loan loss allowance covered 74% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at December 31, 1998.

     Quarter ending December 31: (in thousands)            1998      1997
     ------------------------------------------            ----      ----
Allowance beginning balance .........................   $ 4,325    $ 3,760
Provision for loan losses ...........................       230        341
Charge-offs .........................................      (161)      (165)
Recoveries ..........................................        19         22
                                                        -------    -------
Loan Loss Allowance .................................   $ 4,413    $ 3,958
                                                        =======    =======

Allowance to Total Loans ............................      .72%       .66%
Allowance to Nonperforming Assets ...................       74%       101%

Interest Income
Total interest income for the three-month period ended December 31, 1998, decreased $249,000, or 1.8%, over the same period of the prior year. The average balance of interest earning assets increased $11,871,000. This increase in average balances was not enough to offset the negative effect on interest income of a 39 basis points decline in the weighted average interest rate earned on interest bearing assets for the quarter ended December 31, 1998 as compared to the quarter ended December 31, 1997.

Interest Expense
Total interest expense for the three-month period ended December 31, 1998 decreased $223,000, or 2.8%, as compared to the same period a year ago. The decrease in interest expense for the three month period ended December 31, 1998, compared to the same period ended December 31, 1997, was the net result of an increase of $16,906,000 in the average balances of interest bearing liabilities, being offset by a 24 basis point decline in the rates paid on interest bearing liabilities.

Other Income
Total other income for the three-month period ended December 31, 1998, increased $369,000 or 15.0% over the same period a year ago. This increase was due primarily to an increase of $289,000 in the gain on sale of loans and a $266,000 increase in miscellaneous income for the three month period ended December 31, 1998, compared to the same period ended December 31, 1997. The $289,000 increase in gain on sale for the quarter ended December 31, 1998 reflects an increase in refinancing activity as the Bank sold, in the secondary market, the majority of the fifteen and thirty year fixed rate loans which the Bank originated. The increase in miscellaneous income reflects a lease buy out of $159,000 on a building held for investment by the Company and a tax refund of $59,000 from prior years returns.

Other Expenses
Total other expenses for the three-month period ended December 31, 1998, increased $503,000 over the same period ended December 31, 1997. Ninety-five percent of the increase in other expenses came from the miscellaneous expense area. Miscellaneous expenses increased $479,000 due to a variety of factors including a $298,000 write off of bad checks, a write down of $118,000 on the value of the building held by the Company for investment reflecting the lease buy out, and the expensing of $39,000 of deferred costs associated with the same building.

Six-months  Ended  December 31, 1998 Compared to Six-months  Ended  December 31,
1997:

General
The Company reported net income of $5,240,000, or $.96 per dilutive common share, for the six-months ended December 31, 1998, compared to $5,148,000, or $.95 per dilutive common share, for the same period a year ago, an increase of $92,000.

Net Interest Income
Net interest income before provision for loan losses decreased $126,000 for the six-month period ended December 31, 1998, compared to the same period ended December 31, 1997. The reasons for this decrease were primarily the same as for the three-month period ended December 31, 1998. Net interest income after provision for loan losses increased by $34,000 for the six-month period ended December 31, 1998.

The change to the loan loss allowance for the six-month period ended December 31, 1998 is as follows:

     Six months ending December 31: (in thousands)           1998       1997
     ---------------------------------------------           ----       ----
Allowance beginning balance ...........................   $ 4,243    $ 3,649
Provision for loan losses .............................       473        634
Charge-offs ...........................................      (336)      (367)
Recoveries ............................................        33         42
                                                          -------    -------
Loan Loss Allowance ...................................   $ 4,413    $ 3,958
                                                          =======    =======

Allowance to Total Loans ..............................      .72%       .66%
Allowance to Nonperforming Assets .....................       74%       101%

Interest Income
Total interest income for the six-month period ended December 31, 1998 decreased $227,000, compared to the six-month period ended December 31, 1997. The decrease in interest income was due to a decline of 36 basis points in the weighted average interest rate earned on interest bearing assets. The decrease in interest income was mitigated by an increase in average balances of $12,539,000 for the six-month period ended December 31, 1998 as compared to the six-month period ended December 31, 1997.

Interest Expense
Total interest expense for the six-months ended December 31, 1998 decreased $101,000, compared to the six-month period ended December 31, 1997. This decrease was due primarily to the same reasons as discussed in the three-month period ended December 31, 1998. These reasons include increased average balances of deposits and borrowings outstanding, being offset by declining rates paid on these same liabilities.

Other Income
Total other income for the six-month period ended December 31, 1998 increased $745,000 as compared to the same period one year ago. The increases in gain on sale of loans and miscellaneous income accounts are reflective of the second quarter increases detailed above. These increases in other income were offset by a $125,000 decrease in insurance, annuity income and other fees due to a $101,000 decrease in income from annuity and brokerage sales. The reduction in annuity and brokerage sales was the result of a downturn in the market, which in turn reduced the volume of client transactions completed in the annuity and brokerage area.

Other Expenses
Total other expenses for the six-month period ended December 31, 1998 increased $630,000. This increase reflects the previously mentioned increases in other expenses discussed in the three month period ended December 31, 1998. In addition to the increases in other expenses, compensation and occupancy expense increased $157,000 due to normal salary increases and compensation costs related to increased loan activity.

FINANCIAL CONDITION:
Total assets increased by $18,829,000 from June 30, 1998, to December 31, 1998. Securities held to maturity decreased by $2,468,000 primarily due to these securities being called and the funds being used for loan originations. Loans held for sale and net loans receivable increased by $6,563,000 and $4,205,000, respectively for the sixth month period ended December 31, 1998. Joint ventures increased $1,061,000 as the Bank was in the initial stages of two new joint ventures.

Total liabilities showed an increase of $16,382,000 from June 30, 1998, to December 31, 1998. The majority of the increase came from two areas as deposits increased $12,425,000 and advances from the Federal Home Loan Bank increased $8,150,000. These increases were offset by decreases of $2,589,000 in other borrowings and $1,775,000 in accrued expenses and other liabilities.

Shareholders' equity increased $2,447,000 during the same period. Retained earnings increased $5,240,000 million from net income and decreased $1,072,000 for dividends paid. Common stock decreased $1,790,000 due to stock repurchases of $2,033,000 and $243,000 stock options exercised during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had accumulated other comprehensive income from unrealized gains in its available for sale portfolio of $147,000, or a $69,000 increase in shareholders' equity from the June 30, 1998 gain position of $78,000.


At December 31, 1998, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                                 To Be Categorized
                                                                               As "Well Capitalized"
                                                                                   Under Prompt
                                                               For  Capital      Corrective Action
  (dollars in thousands)                    Actual           Adequacy Purposes      Provisions
-------------------------------------------------------------------------------------------------
                                      Amount      Ratio      Amount      Ratio     Amount   Ratio
                                      ------      -----      ------      -----     ------   -----

As of  December 31, 1998

Tangible capital (to total assets)   $61,677       8.42%     $10,982      1.50%        N/A    N/A
Core capital (to total assets) ...   $61,677       8.42%     $29,286      4.00%        N/A    N/A
Total risk-based capital
   (to risk-weighted assets) .....   $65,095      11.73%     $44,391      8.00%    $55,488  10.00%
Tier 1 risk-based capital
   (to risk-weighted assets) .....   $61,677      11.12%         N/A       N/A     $33,293   6.00%
Tier 1 leverage capital
   (to average assets) ...........   $61,677       8.48%         N/A       N/A     $36,367   5.00%


Liquidity and Capital Resources
The minimum liquidity level is 4%, the lowest amount allowed by law. At December 31, 1998, the Bank's average liquidity ratio was 15.9%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1998, the Bank had $106,222,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately
$31,894,000 and commitments to sell loans of $32,063,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

YEAR 2000 READINESS DISCLOSURE

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

The Company relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Year 2000 readiness of their products and services. Their progress in meeting their targeted schedule is being monitored for any indication that they may not be able to address the problem in time. Most of the significant providers have compliant versions available and have significantly completed the validation phase and are preparing to test with their users. The Company has already conducted Year 2000 user testing for several of its mission critical systems. This is ahead of the March 31, 1999 schedule as recommended by the Federal Financial Institutions Examination Council for institutions that rely on service providers for their mission-critical systems. However, the Company can give no guarantee that the systems of these service providers and vendors on which the Company's systems rely will be timely renovated.

Additionally, the Company has implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. Formal communications with existing customers has been significantly completed, and an evaluation of the risk posed by the Company's material customers is well underway. The underwriting procedures of the Company were amended to include an evaluation in all new requests for credit that determines whether Year 2000 issues will materially affect the customer's cash flows, balance sheet or value of the collateral. Based upon the results of this evaluation, appropriate action will be taken to minimize the risk to the Company.

Current Status
The project team estimates that the Company's Year 2000 readiness project is 84% complete and that the activities involved in assessing external risks and operational issues are 90% completed overall. These estimates and the projections in the following table are derived from the Year 2000 Checklist Version 2, a project-tracking tool provided by the Office of Thrift Supervision. This table provides a summary of the current status of the five project phases and a projected timetable for completion.

---------------------------- ----------------- -------------------------- ---------------------------
Project Phase                 % Completed        Projected Completion     Comments
---------------------------- ----------------- -------------------------- ---------------------------
Awareness                          100%                                   Completed
Assessment                         100%                                   Completed
Renovation                         100%                                   Completed
Validation                          78%              March 31, 1999       Target for critical systems
Implementation                      66%               June 30, 1999       Target for critical systems
---------------------------- ----------------- -------------------------- ---------------------------
OVERALL                             84%                                    (As of January 31, 1999)
---------------------------- ----------------- -------------------------- ---------------------------

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

Contingency Plan
Realizing that some disruption may occur despite its best efforts, the Company is in the process of developing contingency plans for each critical system in the event that one or more of those systems fail. Critical business functions have been identified and the development of temporary procedures for the continued operations of those functions has been completed. Updating and testing these business resumption procedures is an ongoing process which will continue throughout 1999.

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


Supplemental Data:                                   Three Months Ended       Year to Date
                                                         December 31          December 31
                                                     ------------------     ---------------
                                                       1998     1997          1998    1997
                                                       ----     ----         -----    ----
Weighted average interest rate earned
    on total interest-earning assets ...........       8.06%    8.45%        8.12%    8.48%
Weighted average cost of total
    interest-bearing liabilities ...............       4.69%    4.93%        4.89%    4.74%
Interest rate spread during period .............       3.37%    3.51%        3.23%    3.74%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.55%    3.67%        3.55%    3.71%
Total interest income divided by average
    total assets (on annualized basis) .........       7.45%    7.92%        7.53%    7.93%
Total interest expense divided by
    average total assets (on annualized basis) .       4.14%    4.44%        4.20%    4.42%
Net interest income divided by average
    total assets (on annualized basis) .........       3.28%    3.44%        3.29%    3.48%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.43%    1.53%        1.44%    1.47%
Return on equity (net income divided by
    average total equity on annualized basis) ..      15.16%   17.58%       15.25%   17.15%

Net interest margin to average earning assets ..       3.55%    3.67%        3.55%    3.71%
Net interest margin to average assets ..........       3.28%    3.44%        3.29%    3.48%

                                                At December 31,
                                               ----------------
                                                1998      1997
                                                ----      ----

Book value per share outstanding ...........   $13.66    $12.21

Interest rate spread .......................     3.36%     3.52%

Nonperforming Assets:
         Loans: Non-accrual ................   $5,079    $3,787
                Past due 90 days or more ...        0         6
                Restructured ...............        0         1
                                               ------    ------
      Total nonperformng loans .............    5,079     3,794
      Real estate owned, net ...............      801        58
      Other repossessed assets, net ........      120        57
                                               ------    ------
      Total Nonperforming Assets ...........   $6,000    $3,909

Nonperforming assets divided by total assets     0.81%     0.55%
Nonperforming loans divided by total loans .     0.83%     0.64%

Balance in Allowance for Loan Losses .......   $4,413    $3,958

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended December 31, 1998 will not be materially different from the results presented on page 13 of the annual report for fiscal year 1998.


Item 4.  Submission of Matters to a Vote of Security Holders.

On October 27, 1998 the Annual Meeting of Shareholders was held, the results of which were as follows:

1. Election of the following director nominees:
                                                                       Votes
                                                           For        Withheld
                                                           ---        --------
Election of John T. Beatty for a three year term ....   4,632,766      19,166

Election of Harold Force for a three  year term .....   4,632,766      19,166

Election of John K. Keach, Sr. for a three  year term   4,630,591      21,341

2. Amendment of Articles of Incorporation to increase authorized shares of Common Stock to 15,000,000 shares.

       For                       Against                     Abstain
       ---                       -------                     -------
    4,418,963                    171,876                      61,093



Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

    (a) N/A

    (b) Reports on Form 8-K.
                On December 24, 1998 the registrant filed a Form 8-K regarding a press release issued by Home Federal Bancorp concerning a second quarter charge to earnings resulting from bad checks cashed by a customer of Home Federal Savings Bank.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                  Home Federal Bancorp



DATE:   February 10, 1999        /S/ Lawrence E. Welker
       -------------------       ------------------------------------
                                 Lawrence E. Welker, Executive Vice President,
                                    Treasurer, and Chief Financial Officer