Form 10-Q
period 1999-03-31
HOME FEDERAL BANCORP
filed 1999-05-11
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999


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
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999:

            Common Stock, no par value - 5,045,012 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

         PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) ...........................................    3
               Consolidated Statements of Income
                  (unaudited) ...........................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) ...........................................    5
               Forward looking statements ...............................    6
               Notes to Consolidated Financial Statements ...............    6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .........    8


         PART II. OTHER INFORMATION

         Item 3. Quantitative and Qualitative Analysis of Financial
                 Condition and Results of Operations ....................   15

         Item 4. Submission of Matters to a Vote of Security Holders ....   15

         Item 5.  Other Information .....................................   15

         Item 6.  Exhibits and Reports on Form 8-K ......................   15


         Signatures .....................................................   16

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                             March 31,       June 30,
                                                          1999            1998
                                                        ---------      ---------
ASSETS:
Cash ..............................................     $  18,253      $  19,063
Interest-bearing deposits .........................        16,162          5,304
                                                        ---------      ---------
  Total cash and cash equivalents .................        34,415         24,367
                                                        ---------      ---------

Securities available for sale at fair value
 (amortized cost $67,561 and $57,205) .............        67,353         57,335
Securities held to maturity
 (fair value $5,909 and $9,550) ...................         5,857          9,565
Loans held for sale
 (fair value $6,374 and $12,840) ..................         6,314         12,711
Loans receivable, net of allowance
 for loan losses of $4,470 and $4,243 .............       587,886        582,040
Investments in joint ventures .....................         5,475          4,077
Federal Home Loan Bank stock ......................         5,814          5,456
Accrued interest receivable, net ..................         4,778          4,721
Premises and equipment, net .......................         8,442          8,566
Real estate owned .................................         1,204            242
Prepaid expenses and other assets .................         4,021          2,964
Cash surrender value of life insurance ............         6,023          5,808
Goodwill ..........................................         1,621          1,697
                                                        ---------      ---------

   TOTAL ASSETS ...................................     $ 739,203      $ 719,549
                                                        =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..........................................     $ 564,716      $ 543,989
Advances from Federal Home Loan Bank ..............        96,179         98,070
Senior debt .......................................         1,000             --
Other borrowings ..................................         2,931          4,396
Advance payments by borrowers for taxes
 and insurance ....................................           632            320
Accrued expenses and other liabilities ............         4,175          5,822
                                                        ---------      ---------
   Total liabilities ..............................       669,633        652,597
                                                        ---------      ---------

Shareholders' equity:
 No par preferred stock;
  Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock;
  Authorized:  15,000,000 shares
  Issued and outstanding: .........................         4,616          7,963
     5,044,125 shares at March 31, 1999
     5,139,176 shares at June 30, 1998
Retained earnings, restricted .....................        65,079         58,911
Accumulated other comprehensive income
 (loss), net of taxes .............................          (125)            78
                                                        ---------      ---------

   Total shareholders' equity .....................        69,570         66,952
                                                        ---------      ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .....     $ 739,203      $ 719,549
                                                        =========      =========

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                Three Months Ended     Nine Months Ended
                                               March 31               March 31
                                          -------------------   -------------------
Interest income:                           1999        1998       1999       1998
                                          -------    --------   --------   --------
 Loans receivable ....................   $ 12,120    $ 12,627   $ 37,444   $ 38,433
 Securities available for sale
  and held to maturity ...............        978       1,015      2,894      2,766
 Other interest income ...............        201         104        416        229
                                         --------    --------   --------   --------
Total interest income ................     13,299      13,746     40,754     41,428
                                         --------    --------   --------   --------

Interest expense:
 Deposits ............................      5,840       6,023     18,150     18,425
 Advances and borrowings .............      1,560       1,640      4,699      4,788
                                         --------    --------   --------   --------
Total interest expense ...............      7,400       7,663     22,849     23,213
                                         --------    --------   --------   --------

Net interest income ..................      5,899       6,083     17,905     18,215
Provision for loan losses ............        301         197        775        831
                                         --------    --------   --------   --------
Net interest income after provision
 for loan losses .....................      5,598       5,886     17,130     17,384
                                         --------    --------   --------   --------

Other income:
 Gain on sale of loans ...............      1,012       1,425      2,836      2,587
 Gain(loss) on sale of securities ....         --           7          2          7
 Income from joint ventures ..........         98          66        267        230
 Insurance, annuity income, other fees        270         342        974      1,171
 Service fees on NOW accounts ........        490         474      1,522      1,439
 Net gain (loss) on real estate owned
  and repossessed assets .............        (13)          5          2         14
 Loan servicing income ...............        367          83        782        575
 Miscellaneous .......................        409         375      1,398      1,159
                                         --------    --------   --------   --------
Total other income ...................      2,633       2,777      7,783      7,182
                                         --------    --------   --------   --------

Other expenses:
 Compensation and employee benefits ..      2,190       2,466      6,355      6,474
 Occupancy and equipment .............        596         576      1,747      1,743
 Service bureau expense ..............        225         212        587        600
 Federal insurance premium ...........         82          82        240        246
 Marketing ...........................        130         105        388        424
 Goodwill amortization ...............         25          25         75         75
 Miscellaneous .......................        765         706      2,652      2,011
                                         --------    --------   --------   --------
Total other expenses .................      4,013       4,172     12,044     11,573
                                         --------    --------   --------   --------

Income before income taxes ...........      4,218       4,491     12,869     12,993
Income tax provision .................      1,663       1,739      5,074      5,093
                                         --------    --------   --------   --------
Net Income ...........................   $  2,555    $  2,752   $  7,795   $  7,900
                                         ========    ========   ========   ========
Basic earnings per common share           $ 0.50      $ 0.54     $ 1.53     $ 1.55
Dilutive earnings per common share        $ 0.48      $ 0.50     $ 1.44     $ 1.45

Basic weighted average
 number of shares.....................  5,061,561   5,120,661  5,107,682  5,107,926
Dilutive weighted average
 number of shares.....................  5,331,228   5,514,449  5,410,631  5,449,282
Dividends per share...................    $ 0.110     $ 0.100    $ 0.320    $ 0.271

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                           Nine Months Ended
(unaudited)                                                  March 31,
                                                      ----------------------
                                                          1999         1998
                                                      ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ........................................   $   7,795    $   7,900
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities:
 Accretion of discounts, amortization
  and depreciation ................................         523          545
 Provision for loan losses ........................         775          831
 Net gain from sale of loans ......................      (2,836)      (2,587)
 Net (gain)/loss from sale of
  investment securities ...........................          (2)          (7)
 Net gain from joint ventures; real estate owned ..        (269)        (244)
 Loan fees deferred (recognized), net .............         (89)          52
 Proceeds from sale of loans held for sale ........     191,965      164,002
 Origination of loans held for sale ...............    (182,732)    (150,396)
 Increase (decrease)  in accrued interest and
  other assets ....................................      (3,162)       9,339
 Increase (decrease) in other liabilities .........      (1,335)       1,413
                                                      ---------    ---------
Net cash provided by (used in) operating activities      10,633       30,848
                                                      ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans ..................      (1,362)     (17,838)
Proceeds from:
 Maturities/Repayments of:
    Securities held to maturity ...................       4,560        6,501
    Securities available for sale .................       6,822        7,853
 Sales of:
    Securities available for sale .................      17,144        8,225
    Real estate owned and other asset sales .......         792          612
Purchases of:
 Loans ............................................      (5,170)      (6,064)
 Securities available for sale ....................     (34,511)     (33,165)
 Securities held to maturity ......................        (855)      (5,585)
 Federal Home Loan Bank stock .....................        (358)      (1,196)
Increase in cash surrender value of life insurance         (215)        (211)
Acquisition of property and equipment, net ........        (829)      (1,150)
                                                      ---------    ---------
Net cash provided by (used in) investing activities     (13,982)     (42,018)
                                                      ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ..............      20,727          339
Proceeds from borrowings ..........................      52,290       79,700
Repayment of borrowings ...........................     (53,181)     (67,900)
Net proceeds from (net repayment of)
 overnight borrowings .............................      (1,465)       1,895
Common stock options exercised ....................         695          201
Repurchase of common stock ........................      (4,042)          --
Payment of dividends on common stock ..............      (1,627)      (1,385)
                                                      ---------    ---------
Net cash provided by (used in) financing activities      13,397       12,850
                                                      ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........      10,048        1,680
Cash and cash equivalents, beginning of period ....      24,367       19,772
                                                      ---------    ---------
Cash and cash equivalents, end of period ..........   $  34,415    $  21,452
                                                      =========    =========

Supplemental information:
Cash paid for interest.............................   $ 22,933      $ 23,038
Cash paid for income taxes.........................   $  5,175      $  5,020
Assets acquired through foreclosure................   $  1,442           518

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
-------------------------
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at March 31, 1999, and for the three and nine month periods ended March 31, 1999, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1998.

2.  Reclassifications
---------------------
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


3.  Earnings  Per Share
-----------------------
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                     Three months ended     Nine months ended
                                         March 31,               March 31,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Basic EPS:
 Weighted average common shares .  5,061,561   5,120,661   5,107,682   5,107,926
                                   =========   =========   =========   =========
Diluted EPS:
 Weighted average common shares .  5,061,561   5,120,661   5,107,682   5,107,926
 Dilutive effect of stock options    269,667     393,788     302,949     341,356
                                   ---------   ---------   ---------   ---------
 Weighted average common and
  incremental shares ............. 5,331,228   5,514,449   5,410,631   5,449,282
                                   =========   =========   =========   =========

4. New Accounting Pronouncements
--------------------------------
The Corporation adopted FAS 130, "Comprehensive Income", effective July 1, 1998. It requires that changes in the amounts of certain items, gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Corporation's total comprehensive income for the interim three and nine month periods ended March 31, 1999 and 1998 under FAS 130:

                                                                 Three months ended     Nine months ended
                                                                     March 31,              March 31,
                                                                     ---------              ---------
                                                                   1999      1998       1999       1998
                                                                   ----      ----       ----       ----
Net Income ..................................................   $ 2,555    $ 2,752    $ 7,795    $ 7,900
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period      (272)        87       (201)       209
       Reclassification adjustment for (gains) losses
          included in net income ............................        --         (7)        (2)         7
                                                                -------    -------    -------    -------
Other comprehensive income ..................................      (272)        80       (203)       216
                                                                -------    -------    -------    -------
Comprehensive Income ........................................   $ 2,283    $ 2,832    $ 7,592    $ 8,116
                                                                =======    =======    =======    =======

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


5. Adoption of Corporate Articles
---------------------------------
At the Annual Meeting of Shareholders held on October 27, 1998 amendments of Articles 5 and 6 of the Corporation's Articles of Incorporation were adopted increasing the number of authorized shares of Common Stock to 15,000,000 shares. The total number of shares which the Corporation shall have authority to issue is 17,000,000 shares, all of which are without par value. The remaining 2,000,000 shares which the company may issue are preferred shares.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 1999 Compared to Quarter Ended March 31, 1998

General
The Company reported net income of $2,555,000 for the quarter ended March 31, 1999, compared to $2,752,000 for the quarter ended March 31, 1998, a decrease of $197,000 or 7.2%. Basic earnings per common share for the current quarter were $0.50 compared to $0.54 for the quarter ended March 31, 1998. Dilutive earnings per common share were $0.48 compared to $0.50 for the quarter ended March 31, 1998.

Net Interest Income
Net interest income before provision for loan losses decreased by $184,000 for the quarter ended March 31, 1999, compared to the quarter ended March 31, 1998. The decrease is primarily due to a decrease in the net interest margin of 23 basis points for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998. This decrease in net interest margin is the result of rates dropping faster on interest earning assets than on interest bearing liabilities due primarily to refinancing activity in the Bank's loan products.

The provision for loan losses increased $104,000 for the quarter ended March 31, 1999 compared to the quarter ended March 31, 1998. The increase in the provision for loan losses reflects increases in non performing loans over the three month period ended March 31, 1999 as opposed to decreases in non performing loans over the three month period ended March 31, 1998. At March 31, 1999, the loan loss allowance covered 59% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and current future projections, the allowance balance appears adequate at March 31, 1999.

Quarter ending March 31: (in thousands)               1999       1998
---------------------------------------               ----       ----
Allowance beginning balance .....................   $ 4,413    $ 3,958
Provision for loan losses .......................       301        197
Charge-offs .....................................      (274)      (186)
Recoveries ......................................        30         33
                                                    -------    -------
Loan Loss Allowance .............................   $ 4,470    $ 4,002
                                                    =======    =======

Allowance to Total Loans.........................      .75%       .68%
Allowance to Nonperforming Assets................       59%       108%


Interest Income
Total interest income for the three-month period ended March 31, 1999, decreased $447,000, or 3.3%, over the same period of the prior year. The average balance of interest earning assets increased $22,647,000. This increase in average balances was not enough to offset the negative effect on interest income of a 53 basis points decline in the weighted average interest rate earned on interest bearing assets for the quarter ended March 31, 1999 as compared to the quarter ended March 31, 1998.

Interest Expense
Total interest expense for the three-month period ended March 31, 1999 decreased $263,000, or 3.4%, as compared to the same period a year ago. The decrease in interest expense for the three month period ended March 31, 1999, compared to the same period ended March 31, 1998, was the net result of an increase of $24,621,000 in the average balances of interest bearing liabilities, being offset by a 34 basis point decline in the rates paid on interest bearing liabilities.

Other Income
Total other income for the three-month period ended March 31, 1999, decreased $144,000 or 5.2% over the same period a year ago. This decrease was due primarily to a decrease of $413,000 in the gain on sale of loans. Loan sales in the secondary market fell $24.0 million or 27.4% to $63.7 million in the quarter ended March 31, 1999 from sales of $87.6 million in the same quarter last year. Additionally the return on loan sales decreased from 1.62% in the quarter ended March 31, 1998 to 1.50% in the quarter ended March 31, 1999.

The decrease in other income caused by a reduction in the gain on loan sale income was offset by an increase in loan servicing income. This increase in loan servicing income resulted from the reversal of impairment charges of $106,000 in the quarter ended March 31, 1999 as compared to impairment expense of $202,000 which was recorded in the quarter ended March 31, 1998 in accordance with Financial Accounting Standard No. 122.

Other Expenses
Total other expenses for the three-month period ended March 31, 1999, decreased $159,000 over the same period ended March 31, 1998. This decrease is due to a $276,000 decrease in compensation and employee benefits for the three month period ended March 31, 1999 versus the three month period ended March 31, 1998. This decrease in compensation and employee benefits results from a variety of factors including a charge of $373,000 for bonuses in the quarter ended March 31, 1998. Other factors included increased health care costs, as well as normal salary increases occurring in the quarter ended March 31, 1999.

Nine-months Ended March 31, 1999 Compared to Nine-months Ended March 31, 1998:

General
The Company reported net income of $7,795,000, or $1.44 per dilutive common share, for the nine-months ended March 31, 1999, compared to $7,900,000, or $1.45 per dilutive common share, for the same period a year ago, a decrease of $105,000.

Net Interest Income
Net interest income before provision for loan losses decreased $310,000 for the nine-month period ended March 31, 1999, compared to the same period ended March 31, 1998. The reasons for this decrease were primarily the same as for the three-month period ended March 31, 1999. Net interest income after provision for loan losses decreased by $254,000 for the nine-month period ended March 31, 1999.

The change to the loan loss allowance for the nine-month period ended March 31, 1999 is as follows:

Nine months ending March 31: (in thousands)                 1999       1998
-------------------------------------------                 ----       ----
Allowance beginning balance ..........................   $ 4,243    $ 3,649
Provision for loan losses ............................       774        831
Charge-offs ..........................................      (610)      (553)
Recoveries ...........................................        63         75
------------------------------------------------------   -------    -------
Loan Loss Allowance ..................................   $ 4,470    $ 4,002
                                                         =======    =======

Allowance to Total Loans..............................      .75%       .68%
Allowance to Nonperforming Assets.....................       59%       108%

Interest Income
Total interest income for the nine-month period ended March 31, 1999 decreased $674,000, compared to the nine-month period ended March 31, 1998. The decrease in interest income was due to a decline of 41 basis points in the weighted average interest rate earned on interest bearing assets. The decrease in interest income was mitigated by an increase in average balances of $23.1 million for the nine-month period ended March 31, 1999 as compared to the nine-month period ended March 31, 1998.

Interest Expense
Total interest expense for the nine-months ended March 31, 1999 decreased $364,000, compared to the nine-month period ended March 31, 1998. This decrease was due primarily to the same reasons as discussed in the three-month period ended March 31, 1999. These reasons include increased average balances of deposits and borrowings outstanding, being offset by declining rates paid on these same liabilities.

Other Income
Total other income for the nine-month period ended March 31, 1999 increased $601,000 as compared to the same period one year ago. This increase was the result of several factors: 1.) Gain on loan sales increased $249,000. Although sales in the secondary market have declined in the last quarter of the nine month period ended March 31, 1999 compared to the same period one year ago, sales for the entire nine month period ended March 31, 1999 still exceed sales for the nine months ended March 31, 1998; 2.) an increase in loan servicing income of $207,000 reflects the third quarter increase detailed above; and 3.) miscellaneous income increases of $239,000 due to a lease buy out of $159,000 on a building held for investment by the Company and a tax refund of $59,000 from prior years returns.

These increases in other income were offset by a $197,000 decrease in insurance, annuity income and other fees due to a $182,000 decrease in income from annuity and brokerage sales. The reduction in annuity and brokerage sales was the result of a downturn in the market, which in turn reduced the volume of client transactions completed in the annuity and brokerage area.

Other Expenses
Total other expenses for the nine-month period ended March 31, 1999 increased $471,000. This increase was due primarily to increased miscellaneous expenses of $641,000 resulting from a $298,000 write off of bad checks, a write down of
$118,000 on the value of the building held by the Company for investment reflecting the lease buy out, the expensing of $39,000 of deferred costs associated with the same building, and increased loan costs of $80,000 resulting from the use of new underwriting software. Offsetting the increase in miscellaneous expenses is the previously mentioned decrease in compensation and employee benefits discussed in the three month period ended March 31, 1999.

FINANCIAL CONDITION:
Total assets increased by $19,654,000 from June 30, 1998, to March 31, 1999. Interest bearing deposits and securities available for sale increased $10.9 million and $10.0 million, respectively, primarily funded by deposit inflows. Loans held for sale and securities held to maturity decreased $6.4 million and $3.7 million, respectively, for the nine month period ended March 31, 1999. Loans receivable, net increased $5.8 million.

Total liabilities showed an increase of $17.0 million from June 30, 1998, to March 31, 1999. The majority of the increase came from deposit increases of $20.7 million. An increase of $1.0 million was attributable to senior debt as the Company borrowed funds to repurchase Home Federal Bancorp's stock. These increases were offset by decreases in various categories including a $1.9 million decrease in advances from Federal Home Loan Bank, a $1.5 million decrease in other borrowings and $1.6 million decrease in accrued expenses and other liabilities.

Shareholders' equity increased $2.6 million during the same period. Retained earnings increased $7.8 million from net income and decreased $1.6 million for dividends paid. Common stock decreased $3.3 million due to stock repurchases of $4.0 million, which was offset by stock options exercises of $695,000 during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had an accumulated other comprehensive loss from unrealized losses in its available for sale portfolio of $125,000, or a $203,000 decrease in shareholders' equity from the June 30, 1998 gain position of $78,000.

At March 31, 1999, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                                         To Be Categorized
                                                                                       As "Well Capitalized"
                                                                                           Under Prompt
                                                                   For  Capital         Corrective Action
  (dollars in thousands)                      Actual            Adequacy Purposes            Provisions
------------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount     Ratio        Amount     Ratio
                                         ------    -----        ------     -----        ------     -----
As of  March 31, 1999

   Tangible capital (to total assets)   $62,132    8.44%       $10,982     1.50%          N/A      N/A
   Core capital (to total assets)       $62,132    8.44%       $29,286     4.00%          N/A      N/A
   Total risk-based capital
      (to risk-weighted assets)         $65,787   11.72%       $44,912     8.00%       $56,140    10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $62,132   11.07%          N/A       N/A        $33,684     6.00%
   Tier 1 leverage capital
      (to average assets)               $62,132    8.40%          N/A       N/A        $36,968     5.00%

Liquidity and Capital Resources
The minimum liquidity allowed by law is 4%. At March 31, 1999, the Bank's average liquidity ratio was 19.1%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 1999, the Bank had $96.2 million in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $19.6 million and commitments to sell loans of $14.6 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

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

An assessment of the impact of the Year 2000 issue on the Company's computer systems was completed. The scope of the project includes other operational and environmental systems since they may be impacted if embedded computer chips control the functionality of those systems. From the assessment, the Company identified those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Company relies on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Year 2000 readiness of their products and services. At that time, a process for the on-going monitoring of their progress in meeting their targeted schedule was implemented. Thus far, 98% of the significant providers have delivered compliant versions of their systems, which have been tested by or are ready for testing with the users. Most of those compliant systems have been fully tested and implemented by the Company. Those not yet implemented are in the final stages of validation that is scheduled for completion by June 30, 1999.

In 1998, the Company also implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. The underwriting procedures of the Company were amended to include an evaluation in all new requests for credit to determine whether Year 2000 issues will materially affect the customer's cash flows, balance sheet or value of the collateral. Based upon the results of this evaluation, appropriate action is being taken to minimize the risk to the Company.

Additionally, the Company has completed an assessment and evaluation of the risk posed by its material customers. Based upon information received during the risk assessment process, the Company has determined that, while it may experience an increase in commercial delinquency for a short period of time, the risk for actual loss is low. The rise in delinquency may occur while some small business customers address unforeseen problems associated with the century date change. This determination is based upon information provided by those customers and the Company's best estimates of the customers' sensitivity to Year 2000 risk as well as numerous assumptions including their continued availability of resources, third party readiness and other factors.

Current Status
The project team estimates that the Company's Year 2000 readiness project is 94% complete and that the activities involved in assessing external risks and operational issues are 98% completed overall. These estimates and the projections in the following table are derived from the Year 2000 Checklist Version 2, a project-tracking tool provided by the Office of Thrift Supervision. This table provides a summary of the current status of the five project phases and a projected timetable for completion.

--------------- ------------ ---------------- ----------------------------------
                             Projected
Project Phase   % Completed  Completion       Comments
--------------- ------------ ---------------- ----------------------------------
Awareness             100%                    Completed
Assessment            100%                    Completed
Renovation            100%                    Completed
Validation             90%    June 30, 1999   Target for all significant systems
Implementation         88%    June 30, 1999   Target for all significant systems
--------------- ------------ ---------------- ----------------------------------
OVERALL               94%                     (As of April 30, 1999)
--------------- ------------ ---------------- ----------------------------------

Costs
The Company has thus far primarily used and expects to continue to use internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $50,000 over the three-year period from 1997 through 1999. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.

Risk Assessment
Based upon current information related to the progress of its major vendors and service providers, management has determined that the Year 2000 issue will not pose significant operational problems for its computer systems. This determination is based on the ability of those vendors and service providers to renovate, in a timely manner, the products and services on which the Company's systems rely. However, the Company can give no guarantee that the systems of its suppliers will be timely renovated.

Contingency Plan
Realizing that some disruption may occur despite its best efforts, the Company has developed contingency plans for each critical system in the event that one or more of those systems fail. Critical business functions have been identified and the development of temporary procedures for the continued operations of those functions has been completed. Updating and testing these business resumption procedures is an ongoing process, which will continue throughout 1999.

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


Supplemental Data:                                    Three Months Ended  Year to Date
                                                            March 31        March 31
                                                      ------------------ --------------
                                                        1999     1998     1999    1998
                                                        ----     ----     ----    ----
Weighted average interest rate earned
    on total interest-earning assets ...........       7.73%    8.26%    7.99%    8.40%
Weighted average cost of total
    interest-bearing liabilities ...............       4.56%    4.90%    4.68%    4.91%
Interest rate spread during period .............       3.17%    3.36%    3.31%    3.49%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.43%    3.66%    3.51%    3.70%
Total interest income divided by average
    total assets (on annualized basis) .........       7.17%    7.72%    7.41%    7.86%
Total interest expense divided by
    average total assets (on annualized basis) .       4.05%    4.36%    4.15%    4.40%
Net interest income divided by average
    total assets (on annualized basis) .........       3.18%    3.42%    3.25%    3.46%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.38%    1.55%    1.42%    1.50%
Return on equity (net income divided by
    average total equity on annualized basis) ..      14.70%   17.29%   15.07%   17.19%

Net interest margin to average
      earning assets ...........................       3.43%    3.66%    3.51%    3.70%
Net interest margin to average assets ..........       3.18%    3.42%    3.25%    3.46%


                                                       At March 31
                                                     ----------------
                                                      1999      1998
                                                     ----------------
Book value per share outstanding .................   $13.79    $12.65

Interest rate spread .............................     3.36%     3.54%

Nonperforming Assets:
        Loan Non-accruals: .......................   $6,315    $3,604
             Past due 90 days or more ............        0         6
             Restructured ........................        0         1
                                                     ------    ------
      Total nonperforming loans ..................    6,315     3,611
      Real estate owned, net .....................    1,028        41
      Other repossessed assets, net ..............      176        69
                                                     ------    ------
      Total Nonperforming Assets .................   $7,519    $3,721

Nonperforming assets divided by total assets......    1.02%     0.53%
Nonperforming loans divided by total loans........    1.05%     0.61%

Balance in Provision for Loan Losses..............   $4,470    $4,002

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended March 31, 1999 will not be materially different from the results presented on page 13 of the annual report for fiscal year 1998.


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


                                 Home Federal Bancorp


DATE:   May 11, 1999             /S/ Lawrence E. Welker
       ----------------         ---------------------------------------------
                                Lawrence E. Welker, Executive Vice President,
                                Treasurer, and Chief Financial Officer