Form 10-K
period 1999-06-30
HOME FEDERAL BANCORP
filed 1999-09-29
CIK 867493

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 1999

                                       or

   Transition report pursuant to Section 13 or 15(d) or the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

                     Commission file number: 0-18847

                              HOME FEDERAL BANCORP
                              --------------------
             (Exact name of registrant as specified in its charter)

               United States                          35-1807839
               -------------                          ----------
      (State or other jurisdiction                 (I.R.S. Employer
       of incorporation or organization)          Identification No.)

      222 West Second Street, Seymour, Indiana              47274
      ----------------------------------------             -------
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

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES __X___ NO ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 13, 1999, was $109,331,667.

The number of shares of the Registrant's Common Stock, no par value, outstanding as of September 13, 1999, was 4,870,601 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 1999, are incorporated into Part II. Portions of the Proxy Statement for the 1999 annual meeting of shareholders are incorporated into Part I and Part III.


                            Exhibit Index on Page 40
                               Page 2 of 43 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX


Forward Looking Statements.........................................................    4

Item 1.  Business .................................................................    4

Item 2.  Properties ...............................................................   33

Item 3.  Legal Proceedings ........................................................   34

Item 4.  Submission of Matters to a Vote of Security Holders ......................   34

Item 4.5 Executive Officers of Home Federal Bancorp ...............................   34

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ....   34

Item 6.  Selected Financial Data ..................................................   36

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations ...............................................................   36

Item 7. A  Quantitative and Qualitative Disclosures About Market Risk .............   36

Item 8.  Financial Statements and Supplementary Data ..............................   37

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ...............................................................   37

Item 10. Directors and Executive Officers of the Registrant .......................   37

Item 11. Executive Compensation ...................................................   37

Item 12. Security Ownership of Certain Beneficial Owners and Management ...........   37

Item 13. Certain Relationships and Related Transactions ...........................   37

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........   38

SIGNATURES ........................................................................   39


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


                                     PART I

Item 1.  Business
General
         Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized in August, 1990 to become a unitary savings and loan holding company. The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Home Federal Savings Bank ("Home Federal" or the "Bank"or "HFSB").

         Home Federal began operations in Seymour, Indiana under the name New Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January 14, 1988, Home Federal converted to stock form and on March 1, 1993, Home Federal reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal. Home Federal currently provides services through its main office at 222 West Second Street in Seymour, Indiana, fifteen full service branches located in south central Indiana, and the MAC network of automated teller machines at nine locations in Seymour, Columbus, North Vernon and Batesville. On line banking and telephone banking are also available to Home Federal Savings Bank customers. As a result, Home Federal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur and Washington Counties in Indiana. Home Federal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

         Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services. Home Federal directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial community banking services. These services include: (i) residential and commercial real estate loans; (ii) NOW accounts; (iii) regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) credit cards;
(viii) annuity and life insurance products; (ix) Individual Retirement Accounts and Keogh plans; (x) commercial loans; (xi) real estate development; (xii) trust services: and (xiii) commercial demand deposit accounts.

         Home Federal's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. These loans are generally secured by first mortgages on the property. Virtually all of the real estate loans originated by Home

Federal are secured by properties located in Indiana, although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition, Home Federal makes secured and unsecured consumer related loans (including consumer auto loans, second mortgage, home equity, credit cards, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At June 30, 1999, approximately 19.0% of its loans were consumer-related loans and 17.8% of its loans were commercial mortgage and multi-family loans. Home Federal also makes construction loans, which constituted 10.9% of Home Federal's loans at June 30, 1999. Finally, Home Federal makes commercial loans, which constituted 9.4% of its loans at June 30, 1999.

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

                                                                                  At June 30,
                                             --------------------------------------------------------------------------------------
                                                   1999             1998             1997             1996           1995
                                             --------------------------------------------------------------------------------------
                                              Amount  Percent  Amount  Percent  Amount  Percent   Amount Percent  Amount   Percent
TYPE OF LOAN                                                                (Dollars in Thousands)
First mortgage loans:
     One-to-four family residential loans   $248,846    41.0% $268,133   43.6% $300,531   50.1% $278,118   51.3% $268,509    55.3%
     Commercial and multi-family ........    107,908    17.8%   97,469   15.8%   79,696   13.3%   73,853   13.6%   63,215    13.0%
     Loans on property under construction     65,997    10.9%   77,227   12.5%   54,504    9.1%   40,407    7.4%   23,982     4.9%
     Loans on unimproved acreage ........     11,611     1.9%    4,664    0.8%    4,192    0.7%    3,252    0.6%    2,554     0.5%
Second mortgage, home equity ............     68,873    11.3%   65,321   10.6%   63,658   10.6%   50,372    9.3%   40,536     8.4%
Commercial loans ........................     56,956     9.4%   50,890    8.3%   43,112    7.2%   40,609    7.5%   28,881     6.0%
Consumer loans ..........................      9,250     1.5%   10,347    1.7%   11,017    1.8%   11,952    2.2%   11,392     2.3%
Auto loans ..............................     21,764     3.6%   23,194    3.8%   23,086    3.8%   20,883    3.8%   21,506     4.4%
Mobile home loans .......................     12,048     2.0%   14,349    2.3%   16,613    2.8%   18,833    3.5%   20,258     4.2%
Savings accounts loans ..................      3,826     0.6%    4,071    0.7%    3,989    0.7%    4,199    0.8%    4,407     0.9%
                                             --------------------------------------------------------------------------------------
     Gross loans receivable .............   $607,079   100.0% $615,665  100.0% $600,398  100.0% $542,478  100.0% $485,240   100.0%
                                             ======================================================================================

TYPE OF SECURITY
Residential:
     One to four family .................   $347,049    57.2% $366,319   59.5% $397,962   66.3% $358,003   66.0% $326,296    67.2%
     Multi-dwelling units ...............     30,358     5.0%   19,003    3.1%   22,166    3.7%   23,807    4.4%   20,488     4.2%
Commercial real estate ..................    114,217    18.8%  122,828   20.0%   78,261   13.0%   60,940   11.2%   49,458    10.2%
Commercial ..............................     56,956     9.4%   50,890    8.3%   43,112    7.2%   40,609    7.5%   28,881     6.0%
Mobile home .............................     12,048     2.0%   14,349    2.3%   16,613    2.8%   18,833    3.5%   20,258     4.2%
Savings account .........................      3,826     0.6%    4,071    0.7%    3,989    0.7%    4,199    0.8%    4,407     0.9%
Auto ....................................     21,764     3.6%   23,194    3.8%   23,086    3.8%   20,883    3.8%   21,506     4.4%
Other consumer ..........................      9,250     1.5%   10,347    1.7%   11,017    1.8%   11,952    2.2%   11,392     2.3%
Land acquisition ........................     11,611     1.9%    4,664    0.8%    4,192    0.7%    3,252    0.6%    2,554     0.5%
                                             --------------------------------------------------------------------------------------
     Gross loans receivable .............   $607,079   100.0% $615,665  100.0% $600,398  100.0% $542,478  100.0% $485,240   100.0%
                                             ======================================================================================

LOANS RECEIVABLE-NET
Gross loans receivable ..................   $607,079   103.4% $615,665  105.8% $600,398  104.3% $542,478  104.3% $485,240   103.3%
Deduct:
Undisbursed portion of loans in process .    (15,285)   -2.6%  (28,691)  -4.9%  (20,519)  -3.6%  (18,249)  -3.5%  (11,291)   -2.4%
Deferred net loan fees ..................       (527)   -0.1%     (690)  -0.1%     (560)  -0.1%     (963)  -0.2%   (1,069)   -0.2%
Allowance for loan losses ...............     (4,349)   -0.7%   (4,243)  -0.7%   (3,649)  -0.6%   (3,061)  -0.6%   (2,806)   -0.6%
Unearned discounts ......................         --     0.0%       (1)   0.0%       (5)   0.0%      (19)   0.0%      (53)    0.0%
Purchase discount .......................         --     0.0%       --    0.0%      (41)   0.0%      (89)   0.0%     (138)    0.0%
                                            ---------------------------------------------------------------------------------------
     Net loans receivable ...............   $586,918   100.0% $582,040  100.0% $575,624  100.0% $520,097  100.0% $469,883   100.0%
                                            =======================================================================================

                  The following tables summarize the contractual maturities for Home Federal's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                             Balance                          Maturites in Fiscal
                           Outstanding                                2003      2005      2010     2014
                            At June 30,                                to        to        to       and
                              1999       2000      2001      2002     2004      2009      2014   thereafter
                              ----       ----      ----      ----     ----      ----      ----   ----------
                                                                (In Thousands)

Real estate ..............  $368,365   $ 2,121   $ 2,249   $ 1,206   $13,949  $ 86,236   $70,980  $191,624
      Mortgage-backed
      certificates,
      collateralized
      mortgage obligations     9,660       339       880       554     2,899     1,238     2,942       808
Construction Loans .......    65,997     9,412     5,670     4,180     7,641     4,985     7,647    26,462
Commercial loans .........    56,956    19,157     9,137     5,919     7,295     9,764     3,488     2,196
Other loans ..............   115,761    10,137     8,830     7,779    36,644    38,227    13,129     1,015
                             -----------------------------------------------------------------------------
      Total ..............  $616,739   $41,166   $26,766   $19,638   $68,428  $140,450   $98,186  $222,105
                             =============================================================================


Interest Rate Sensitivity:


                                           Due After June 30, 2000
                                           -----------------------
                                           Fixed    Variable Rate
                                            Rate     and Balloon
                                            ----     -----------
                                              (In Thousands)

Real estate ............................   $ 73,156   $293,085
     Mortgage-backed certificates,
     collateralized mortgage obligations      8,768        554
Construction Loans .....................        222     56,364
Commercial loans .......................     12,700     25,099
Other loans ............................     62,526     43,099
                                            -------    -------
     Total .............................   $157,372   $418,201
                                            =======    =======

Residential Mortgage Loans

         Approximately 97.5% of Home Federal's residential mortgage lending activity, exclusive of refinances, involve the origination of loans secured by one-to four-family residential properties. Home Federal is authorized to make one-to four-family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. Home Federal also makes residential mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 1999, $281.4 million, or 46.4%, of Home Federal's total loan portfolio consisted of residential first mortgage loans, $248.8 million, or 41.0%, of which were secured by one- to four-family homes.

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

         Commercial Mortgage Loans

         At June 30, 1999, 25.2% of Home Federal's total loan portfolio consisted of mortgage loans secured by commercial real estate. These properties consisted primarily of shopping centers, office buildings, nursing homes, manufacturing plants, warehouses, motels, apartment buildings and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, are written for terms not exceeding 20 years, and require an 80% loan-to-value ratio. Commitments for these loans in excess of $1 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 1999, had a balance of $3.7 million. At that date, approximately 99% of Home Federal's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

         Construction Loans

         Home Federal offers conventional short-term construction loans. At June 30, 1999, 10.9% of Home Federal's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 1999, was $3.7 million.

         Consumer Loans

         Federal laws and regulations permit federally chartered savings institutions to make secured and unsecured consumer loans in an aggregate amount of up to 35% of the institution's total assets. In addition, a federally chartered savings institution has lending authority above the 35% limit for certain consumer loans, such as property improvement loans and loans secured by savings accounts. However, the Qualified Thrift Lender test places some restrictions on the ability of thrifts to make consumer loans. See "Regulation
- -- Qualified Thrift Lender."

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $115.8 million on June 30, 1999, or approximately 19.0% of Home Federal's total loan portfolio.

         Second mortgage loans are made for terms of 5 - 15 years, and are fixed-rate and variable rate line of credit loans. Home Federal's minimum for such loans is $5,000, and Home Federal will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of June 30, 1999, Home Federal had $29.2 million of second mortgage loans, which equaled 4.8% of its total loan portfolio. Home Federal aggressively markets home equity credit lines, which are adjustable-rate loans. As of June 30, 1999, Home Federal had $39.6 million drawn on its home equity loans, or 6.5% of its total loan portfolio, with $54.5 million of additional credit available to its borrowers under existing home equity loans.

         Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of June 30, 1999, $21.8 million, or 3.6%, of Home Federal's total loan portfolio consisted of automobile loans.

         As of June 30, 1999, $12.0 million, or 2.0%, of Home Federal's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years. On new mobile home loans, Home Federal requires a loan-to- value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, Home Federal makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

         Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to Home Federal's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of June 30, 1999, $3.8 million, or 0.6%, of Home Federal's total loan portfolio consisted of savings account loans.

         Although consumer-related loans generally involve a higher level of risk than one-to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in Home Federal's asset/liability management.

         Commercial Loans

         Collateral for Home Federal's commercial loans includes manufacturing equipment, securities, real estate, inventory and accounts receivable. Terms of these loans are normally for up to ten years and have adjustable rates tied to reported prime rates and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of June 30, 1999, $57.0 million, or 9.4%, of Home Federal's total loan portfolio consisted of commercial loans.

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

         Home Federal studies the employment, credit history, and information on the historical and projected income and expenses of its individual and corporate mortgagors to assess their ability to repay its mortgage loans. Additionally HFSB utilizes Freddie Mac's Loan Prospector as an origination, processing, and underwriting tool. It uses its staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance or abstracts accompanied by an attorney's opinion evidencing Home Federal's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. Home Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which Home Federal makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

         The procedure for approval of loans on property under construction is the same as for residential mortgage loans, except that the appraisal obtained evaluates the building plans, construction specifications and estimates of construction costs, in conjunction with the land value. Home Federal also evaluates the feasibility of the construction project and the experience and track record of the builder or developer.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         In order to generate loan fee and servicing income and recycle funds for additional lending activities, Home Federal seeks to sell loans in the secondary market. Loan sales can enable Home Federal to recognize significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $217.5 million of fixed-rate loans in the fiscal year ended June 30, 1999. Home Federal's current lending policy is to sell fixed-rate residential mortgage loans exceeding 15 year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, Home Federal will consider keeping fixed-rate loans with 15 year maturities as well as adjustable-rate loans. Home Federal may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

         When loans are sold, Home Federal typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services. The amount of fees received by Home Federal varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 1999, Home Federal serviced $461.5 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

         Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable Home Federal to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participations it acquires in commercial real estate loans require a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. Servicing of loans purchased is generally done by the seller. At June 30, 1999, others serviced approximately 1.8%, or $10.8 million, of Home Federal's gross loan portfolio.

    The following table shows loan activity for Home Federal during the periods indicated:

                                                                           Year Ended June 30,
                                                                      1999         1998         1997
                                                                      ----         ----         ----
                                                                          (Dollars in Thousands)

Gross loans receivable at beginning of periods .................   $ 615,665    $ 600,398    $ 542,478
                                                                   ---------    ---------    ---------
     Loans Originated:
     Mortgage loans and contracts:
         Construction:
             Residential .......................................      39,624       45,857       39,116
             Commercial ........................................      14,547       38,310       22,784
         Purchases:
             Residential .......................................     122,428      117,474      113,265
             Commercial ........................................      27,219       22,206       16,107
         Refinancing ...........................................     169,425      169,202       56,911
         Other .................................................       1,527        3,188        6,462
                                                                   ---------    ---------    ---------
             Total .............................................     374,770      396,237      254,645

     Commercial ................................................      73,439       39,274       34,709
     Consumer ..................................................      34,501       38,166       38,150
                                                                   ---------    ---------    ---------
         Total loans originated ................................     482,710      473,677      327,504

     Loans purchased:
         Commercial ............................................       4,917        6,815          947
                                                                   ---------    ---------    ---------
             Total loans originated and purchased ..............     487,627      480,492      328,451


     Real estate loans sold ....................................     217,530      211,365       81,309
     Loan repayments and other deductions ......................     278,683      253,860      189,222
                                                                   ---------    ---------    ---------
          Total loans sold, loan repayments and other deductions     496,213      465,225      270,531
                                                                   ---------    ---------    ---------

     Net loan activity .........................................      (8,586)      15,267       57,920
                                                                   ---------    ---------    ---------
     Gross loans receivable at end of period ...................     607,079      615,665      600,398
     Adjustments ...............................................     (20,161)     (33,625)     (24,774)
                                                                   ---------    ---------    ---------

     Net loans receivable at end of period .....................   $ 586,918    $ 582,040    $ 575,624
                                                                   =========    =========    =========

         Under FIRREA, a savings association generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral); provided, however, that loans up to $500,000 irrespective of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount which Home Federal could have loaned to one borrower and the borrower's related entities at June 30, 1999 under the 15% of capital limitation was $10.9 million. At that date, the highest outstanding balance of loans by Home Federal to one borrower and related entities was approximately $7.9 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

         Home Federal realizes income from fees for originating loans, late charges, NOW account fees and fees for other miscellaneous services. Home Federal charges origination fees that range from 0% to 3.5% of the loan amount. In addition Home Federal charges processing fees of $100 to $175 and underwriting fees of from $0 to $100. Late charges are assessed fifteen days after payment is due. Home Federal also receives commissions on Linsco Private Ledger full-service securities brokerage transactions which its subsidiary, Home Savings Corporation, offers to its customers.

         Non-performing Assets

         Home Federal assesses late charges on mortgage loans if a payment is not received by the 16th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific loan service representative. The loan service representative will attempt to make contact with the customer via a phone call to efficiently and effectively resolve any problem that might exist. If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the 16th day following a specific due date. Between the 30th and 60th day following any due date, or at the time a second payment has come due, if no contact has been made with the customer, a personal visit will be conducted by a Loan Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan. Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

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

         Home Federal has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. Home Federal performs an updated title check of the property and, if needed an appraisal on the property before accepting such deeds.

         On June 30, 1999, Home Federal held $2.1 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent write down resulting therefrom is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

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

         Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60- 90 days past due status, a determination will be made by Home Federal on how to proceed. When a consumer loan reaches 90 days past due Home Federal determines the loan to value ratio by performing an inspection of the collateral (if any). Home Federal may initiate action to obtain collateral (if any) or collect the debt through the legal remedies available.

         Collateral obtained as a result of loan default is retained by Home Federal as an asset until sold or otherwise disposed.

The table below sets forth the amounts and categories of Home Federal's non-performing assets (non-accrual loans, loans past due 90 days or more, real estate owned and other repossessed assets) for the last five years. It is the policy of Home Federal that all earned but uncollected interest on conventional loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible for any portion that is due but uncollected for a period in excess of 90 days. The determination is based upon factors such as the amount outstanding of the loan as a percentage of the appraised value of the property and the delinquency record of the borrower.

                                                                    At June 30,
                                                    1999      1998     1997      1996      1995
                                                    ----      ----     ----      ----      ----
Non-performing Assets:
Loans:
     Non-accrual ..............................   $3,509    $3,992    $2,930    $2,871    $2,431
     Past due 90 days or more .................       --        --        40        89        81
Restructured loans ............................       61        --         1         1       102
Total non-performing loans ....................    3,570     3,992     2,971     2,961     2,614
Real estate owned, net (1) ....................    1,936       117        51        --        --
Other repossessed assets, net .................      114       125        88        48        41
                                                  ------    ------    ------   -------    ------
     Total non-performing assets ..............   $5,620    $4,234    $3,110    $3,009    $2,655
                                                  ======    ======    ======    ======    ======

Total non-performing assets to total assets (2)     .75%     0.59%     0.46%     0.48%     0.45%

Loans with allowance for uncollected interest .   $3,509    $3,993    $2,930    $2,872    $2,531

(1) Refers to real estate acquired by Home Federal through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2) At June 30, 1999, 43.6% of Home Federal's non-performing assets consisted of residential mortgage loans, 0.1% consisted of commercial real estate loans, 12.8% consisted of commercial loans, 5.9% consisted of consumer-related loans, 1.1% consisted of restructured residential loans, 36.5% consisted of real estate owned and other repossessed assets, 59.1% of which consisted of commercial real estate loans. The increase in real estate owned is due primarily to the repossession of a single commercial property of $1.2 million, represented by an apartment complex.

         For the year ended June 30, 1999, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $453,000 compared to actual income recorded of $233,000. At June 30, 1999, Home Federal had approximately $3.8 million in loans that were 30-89 days past due.

         The allowance for loan losses represents amounts available to absorb losses inherent in the loan portfolio. Loans or portions thereof are charged to the allowance when losses are considered probable. Recoveries of amounts previously charged off are added to the allowance and provisions for loan losses are charged or credited to earnings to bring the allowance to a level considered appropriate by management.

         For the year  ended  June 30,  1999,  Home  Federal  charged  off loans totaling $1.1 million and realized recoveries of $85,000 on previously charged-off loans. Based on management's continuing review of the loan portfolio, historical charge-offs and current economic conditions, Home Federal recorded a charge to earnings of $1.1 million to adjust the allowance to $4.3 million as of June 30, 1999.

Investments

         Home Federal's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At June 30, 1999, 1998, and 1997, Home Federal had approximately $90.0 million, $72.2 million and $56.7 million in investments, respectively.

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

         The OTS requires savings associations to maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States government, state or federal agency obligations, corporate debt securities, commercial paper, certain mutual funds, certain mortgage related securities, and certain first lien residential mortgage loans) equal to a monthly average of not less than a specified percentage of its net withdrawable savings deposits plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 4%. Monetary penalties may be imposed for failure to meet the liquidity requirement. At June 30, 1999, Home Federal had liquid assets of $110.6 million, and a liquidity ratio of 20.4%, which exceeded its liquidity requirement.

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

         Home Federal on a periodic basis establishes interest rates paid, maturity terms, service fees and withdrawal penalties. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

  Deposit accounts at Home Federal at June 30, 1999, were as follows:
                                   Minimum                        Weighted
                                   Opening  Balance at     % of    Average
Type of Account                    Balance  June 30, 1999 Deposits   Rate
- ---------------                    ----------------------------------------
                                                        (Dollars in
                                                        Thousands)
Withdrawable:
Non-interest bearing .........   $      1   $ 35,532         6.1%
Passbook .....................          1     48,026         8.3%    2.08%
Money market savings .........      1,000    106,586        18.4%    4.18%
NOW ..........................          1     53,040         9.1%    1.68%
                                            --------       ------    ----
   Total withdrawable ........               243,184        41.9%    2.61%
                                            --------       ------    ----


Certificates (original terms):
Less than 1 year .............        500     87,499        15.1%    4.80%
12 to 23 months ..............        500    114,908        19.8%    5.02%
24 to 35 months ..............        500     75,914        13.1%    5.34%
36 to 59 months ..............        500     11,908         2.1%    5.29%
60 to 120 months .............        500     46,469         8.0%    6.03%
                                            --------       ------    ----
    Total certificates .......               336,698        58.1%    5.18%
                                            --------       ------    ----

Total deposits ...............              $579,882       100.0%    4.10%
                                            ========       ======    ====



The following table sets forth by nominal interest rate categories the composition of deposits of Home Federal at the dates indicated:
                                                 At June 30,
                                                 -----------
                                         1999      1998        1997
                                         ----      ----        ----
                                          (Dollars in Thousands)

Non-interest bearing and below 2.99%   $136,598   $123,348   $117,394
3.00% - 4.99% ......................    225,362    119,234    106,914
5.00% - 6.99% ......................    216,808    298,774    298,811
7.00% - 9.00% ......................      1,114      2,633      4,669
                                       --------   --------   --------

Total ..............................   $579,882   $543,989   $527,788
                                       ========   ========   ========

      The following table sets forth the change in dollar amount of deposits in the various accounts offered by Home Federal for the periods indicated.

                                                               DEPOSIT ACTIVITY
                                                             (Dollars in Thousands)

                                Balance                   Balance                      Balance
                                   at                       at                            at
                                June 30, % of    Increase  June 30,  % of    Increase   June 30,  % of     Increase
                                  1999  Deposits(Decrease)  1998    Deposits Decrease)   1997    Deposits (Decrease)
                                  ----  -------- --------   ----    -------  --------    ----    -------   --------

Withdrawable:
Non-interest bearing .......   $ 35,532   6.1% $ 10,430    $ 25,102   4.6%  $ 1,596    $ 23,506       4.5% $  1,528
Passbook ...................     48,026   8.3%      387      47,639   8.8%     (804)     48,443       9.3%  (10,545)
Money market savings .......    106,586  18.4%   29,453      77,133  14.2%   12,370      64,763      12.3%   39,575
NOW ........................     53,040   9.1%    2,855      50,185   9.2%    4,952      45,233       8.6%   (3,645)
                               ------------------------------------------------------------------------------------
  Total Withdrawable .......    243,184  41.9%   43,125     200,059  36.8%   18,114     181,945      34.5%   26,913
                               ------------------------------------------------------------------------------------
Certificates:
Less than one year .........     87,499  15.1%  (16,421)    103,920  19.1%    6,619      97,301      18.4%   13,471
12 to 23 months ............    114,908  19.8%   (9,158)    124,066  22.8%   13,824     110,242      20.9%   15,760
24 to 35 months ............     75,914  13.1%   23,618      52,296   9.6%   (7,561)     59,857      11.3%  (11,375)
36 to 59 months ............     11,908   2.1%   (2,893)     14,801   2.7%   (7,795)     22,596       4.3%   (4,312)
60 to 120 months ...........     46,469   8.0%   (2,378)     48,847   9.0%   (7,000)     55,847      10.6%   (2,242)
                               ------------------------------------------------------------------------------------
  Total certificate accounts    336,698  58.1%   (7,232)    343,930  63.2%   (1,913)    345,843      65.5%   11,302
                               ------------------------------------------------------------------------------------
      Total deposits .......   $579,882 100.0% $ 35,893    $543,989 100.0%  $16,201    $527,788     100.0% $ 38,215
                               ====================================================================================

The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following June 30, 1999, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of June 30, 1999 have been allocated based upon certain rollover assumptions.

                                                         DEPOSITS MATURITIES
                                                        (Dollars in Thousands)

                                    3.99%     4.00      5.00         6.00       7.00
                                      or       to        to           to         to               Percent of
                                     less    4.99%      5.99%       6.99%       9.00%     Total        Total
                                     ----    -----      -----       -----       -----     -----        -----
Certificate accounts maturing in
the twelve-month period ending:

June 30, 2000.................   $  1,145   $101,421   $101,255   $ 24,691   $    620   $229,132       68.1%
June 30, 2001.................        126     11,962     52,671      5,757         11     70,527       20.9%
June 30, 2002.................         --      1,693      9,118      8,754        241     19,806        5.9%
Thereafter ...................         --      2,429      9,326      5,236        242     17,233        5.1%
                                 ---------------------------------------------------------------------------
                                 $  1,271   $117,505   $172,370   $ 44,438   $  1,114   $336,698      100.0%
                                 ===========================================================================

Included in the deposit totals in the above table are savings certificates of deposit with balances of over $100,000. The majority of these deposits are from regular customers of Home Federal. None of these were brokered deposits The following table provides a breakdown at June 30, 1999 of certificates of greater than $100,000 by maturity.

                                                            ACCOUNTS GREATER THAN $100,000
                                                                (Dollars in Thousands)

                                               2.00    4.00       5.00      6.00     7.00
                                                to       to        to         to       to             Percent of
                                              3.99%    4.99%      5.99%     6.99%    7.99%    Total     Total
                                              -----    -----      -----     -----    -----    -----     -----
Certificate accounts maturing in
the twelve-month period ending:

June 30, 2000............................   $   101   $21,744   $49,563   $ 4,882   $   540   $76,830   85.9%
June 30, 2001............................       126        --     5,542     1,645        --     7,313    8.2%
June 30, 2002............................        --       110       534     1,934       136     2,714    3.0%
Thereafter ..............................        --      --         850     1,538       215     2,603    2.9%
                                           ------------------------------------------------------------------
                                            $   227   $21,854   $56,489   $ 9,999   $   891   $89,460  100.0%
                                           ==================================================================

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

         Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At June 30, 1999, Home Federal had advances totaling $87.9 million outstanding from the FHLB of Indianapolis.

             On October 8, 1998, the Company entered into a revolving note with LaSalle Bank N.A. whereby the Company may borrow up to $7 million. The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 150 basis points. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. The principal balance is due in full as of October 1, 1999. As of June 30, 1999 the Company had a $1 million balance, consisting of two $500,000 draws accruing interest as of June 30, 1999 at 6.50% and 6.53%, respectively. The Company used the funds attained to buy back shares of the Company's common stock. The note is collateralized by the assets of the Company. Under terms of the agreement, the Company is bound by certain restrictive debt convenants relating to earnings, net worth and various financial ratios.

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

                                                 For the year ended June 30,
                                                  1999     1998       1997
                                                  -----    ----       ----
                                                     (Dollars in Thousands)

FHLB advances ...............................   $34,500   $38,800   $33,200
Official check overnight remittance .........   $ 6,273   $ 8,710   $ 4,621
Money Order remittance ......................   $    57   $    44   $    --
FHLB overnight remittance ...................   $   420   $   992   $    49
                                                ---------------------------
Average amount of total short-term borrowings
outstanding .................................   $26,309   $32,934   $34,129
                                                ===========================

The following table sets forth the amount of short term FHLB advances outstanding at year end during the period shown and the weighted average rate of such FHLB advances.

                                         At the year ended June 30,
                                     1999          1998          1997
                                     ----          ----          ----
                                           (Dollars in Thousands)
FHLB advances:
        Amount.................   $  11,300     $  36,000     $  33,200
        Weighted average rate..       6.1%          6.1%          6.7%

         See Note 9 in the Notes to Consolidated Financial Statements included in the 1998 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of these borrowings.

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

         One of Home Federal's subsidiaries, Home Savings Corporation ("HSC"), an Indiana corporation, is currently engaged in three types of activities: (i) real estate development; (ii) sales of life insurance products and annuities; and (iii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor. HSC has undertaken these activities as a part of Home Federal's business strategy of diversifying its operations into areas which, although related to traditional activities in which Home Federal has expertise and often involving a similar pool of potential customers, provide opportunities to earn income that are not as sensitive to changes in interest rates as is net interest income, and also to meet the needs of its customers by becoming a full-service financial center. Although these activities create a potential for a higher rate of return than mortgage lending, either directly through operations or indirectly through appreciation in value of the business or real property, these activities involve greater and different risks than those associated with thrift lending and can affect adversely the savings association's regulatory capital calculations. See "Regulation -- Regulatory Capital." At June 30, 1999, Home Federal's aggregate investment in HSC, including loans, was $7.1 million. For the year ended June 30, 1999, HSC reported income of $412,000 from these operations. HSC's office is located at 222 West Second Street, Seymour, Indiana. The consolidated statements of operations of Home Federal and its subsidiaries included elsewhere herein include the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

         The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at June 30, 1999.

                                                                       Date
                                                                       HSC                       Loans from
                                                                       Entered                   Home Federal
                                                                       into the    Equity        Outstanding
Name                          Type of Project                          Project     Investment    June 30, 1999
- ----                          ---------------                          -------     ----------    -------------
Consortium Partners           Owns Family Financial Life Insurance     11/31/83   $  617,000        $         -
                              Company of New Orleans
Coventry Associates           Real Estate development                   8/31/89   $        -        $         -
                              in Seymour, Indiana
Heritage Woods II             Rental Apartment project of low income   11/15/89   $   85,000        $         -
                              housing (22 units)
Admirals Woods                Real estate development                   4/20/93   $        -        $         -
                              in Indianapolis, Indiana
Home-Breeden                  Real estate development                   7/1/94    $2,189,000        $ 1,714,557
                              in Columbus, Indiana
Crystal Lake at River Ridge   Single family homes in Indianapolis,     11/29/97   $2,010,000        $ 2,031,217
                              Indiana
Bloomington Technology        Industrial park in Bloomington, Indiana  11/10/97   $  709,000        $         -
Park, LLC
Courtyard Homes at            Single family homes in Indianapolis,      6/14/99   $1,480,000        $ 1,475,000
Sycamore Springs, LLC         Indiana

         HSC has a 20% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Life Insurance Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts. HSC receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended June 30,1999, Home Federal had income of $346,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

         HSC markets Linsco Private Ledger full-service securities brokerage services. For the year ended June 30, 1999, HSC received $605,000 in commissions from its LINSCO Private Ledger activities.

         In August, 1989, HSC entered into a financing agreement with Greemann Real Estate, Inc. to purchase and develop Coventry Place, a residential real estate subdivision in Seymour, Indiana. HSC is to receive a development fee equal to 4% of total development costs. In addition to the interest on the loan, which was paid off in April, 1996, HSC is entitled to 65% of the net profit after the payment of all interest, development and sales fees.

         In November, 1989, HSC invested $184,000 as a limited partner in Heritage Woods II, a low income housing project in Columbus, Indiana. Over the next six years, HSC will receive tax credits equal to approximately 9% of its investment in the project.

         On April 20, 1993, HSC entered into a joint venture agreement with Gary
L. Sager and Emily Sager to develop a moderately-priced 27 lot subdivision in Marion County, Indiana, called Admirals Woods. The joint venture subsequently executed loan documents with HSC for an acquisition and development loan in the amount of $980,000. In addition to interest on the loan, HSC will receive 50% of the profits after all interest, development and sales costs. The loan was paid off in December, 1995. The joint venture sold its final lot in fiscal 1999.

         On July 1, 1994, HSC entered into a joint venture agreement with Breeden Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and II in an amount not to exceed $1,700,000. Subsequent closings have encompassed the balance of the six phases. The outstanding loan balance of $1.7 million as of June 30, 1999, reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

         On November 29, 1997, HSC entered into an LLC agreement with Curtis Enterprises, Inc., and Gary B. Warstler to build up to eighty-five single family homes at Crystal Lake at River Ridge in northern Indianapolis, Indiana. The LLC will purchase finished lots from RN Thompson Development Corporation. HSC has a line of credit in the amount of $2,100,000 to build the homes, and is entitled to 1/3 of the profits from their sale.

         On November 10, 1997 HSC entered into an LLC agreement with Wininger-Stolberg HC, II, Inc. to develop the Bloomington Technology Park in Bloomington, IN. The City of Bloomington and Monroe County are providing an $800,000 grant to build infrastructure. HSC will provide a matching amount. The eighty-two acre site was purchased from Otis Elevator Company, Inc. and work started late spring, 1998. HSC is entitled to a fee of $150,000 and 50% of all profit from the sale of lots in Bloomington Technology Park.

         On June 14, 1999, HSC entered into an LLC agreement with the Courtyard Homes at Sycamore Springs, LLC to build 54 homes at the Sycamore Springs planned community in Indianapolis, Indiana. The LLC purchased the land and will develop lots and build the homes. HSC is entitled to one third of the profits from the home sales.

         Home Federal also organized another service corporation subsidiary under Indiana law, HomeFed Financial Corp., as a financing subsidiary to issue subordinated debt, collateralized mortgage obligations, and similar securities. This corporation is currently a shell corporation and has never engaged in any business operations.

         Employees

         As of June 30, 1999, Home Federal employed 255 persons on a full-time basis and 12 persons on a part-time basis. None of Home Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

         Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy thrifts in Indiana have been completed. Affiliations between banks and thrifts based in Indiana have increased the competition faced by Home Federal and the Company.

         In addition, The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") permits bank holding companies to acquire banks in other states and, with state consent and subject to certain limitations, allows banks to acquire out-of-state branches either through merger or de novo expansion, provided that acquisition or de novo formations of branches by out-of-state banks are not permitted unless the laws of their home states permit Indiana banks to acquire or establish branches on a reciprocal basis. The State of Indiana enacted legislation establishing interstate branching provisions for Indiana state chartered banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The Indiana Branching Law authorizes Indiana banks to branch interstate by merger or de novo expansion and authorizes out-of-state banks meeting certain requirements to branch into Indiana by merger or de novo expansion, provided that acquisitions or de novo formations of branches by out-of-state banks are not permitted unless the laws of their home states permit Indiana banks to acquire or establish branches on a reciprocal basis. The Indiana Branching Law became effective March 15, 1996. This legislation also results in increased competition for Home Federal and the Company.

         The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

Regulation

         General

         Home Federal, as a federally chartered stock savings bank, is a member of the Federal Home Loan Bank System ("FHLB System") and its deposits are insured by the Savings Association Insurance Fund ("SAIF") which is administered by the FDIC. Home Federal is subject to extensive regulation by the OTS. Federal associations may not enter into certain transactions unless certain regulatory tests are met or they obtain prior governmental approval, and the associations must file reports with the OTS about their activities and their financial condition. Periodic compliance examinations of Home Federal are conducted by the OTS that has, in conjunction with the FDIC in certain situations, examination and enforcement powers. This supervision and regulation is intended primarily for the protection of depositors and federal deposit insurance funds. Home Federal is also subject to certain reserve requirements under regulations of the Board of Governors of the Federal Reserve System ("FRB").

         The U.S. Congress is currently considering broad financial reform legislation, which could permit, subject to certain restrictions, bank holding companies to acquire manufacturing and other nonfinancial companies, and permit nonfinancial companies to acquire banks. Some versions of the proposed legislation would also require all federal savings associations, such as Home Federal, either to convert to a national bank or a state-chartered bank by a specified date to be determined. Other versions of the proposed legislation would require the Company to be regulated as a bank holding company rather than as a savings and loan holding company, and would abolish the OTS and transfer its functions among the other federal banking regulators. It cannot be predicted with certainty whether, or in what form, the legislation will be enacted, or what impact it might have on the powers of the Company and Home Federal.

         An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS and a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The OTS recently amended how saving associations calculate their semi-annual assessments under this regulation by establishing a marginal assessment rate that decreases as the asset size of a savings association increases, and includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Home Federal's semi-annual assessment under this revised regulation is approximately $70,000.

         Home Federal is also subject to federal and state regulation as to such matters as loans to officers, directors, or principal shareholders, required reserves, limitations as to the nature and amount of its loans and investments, regulatory approval of any merger or consolidation, issuance or retirements of its own securities, and limitations upon other aspects of banking operations. In addition, the activities and operations of Home Federal are subject to a number of additional detailed, complex and sometimes overlapping federal and state laws and regulations. These include state usury and consumer credit laws, state laws relating to fiduciaries, the Federal Truth-In-Lending Act and Regulation Z, the Federal Equal Credit Opportunity Act and Regulation B, the Fair Credit Reporting Act, the Community Reinvestment Act, anti-redlining legislation and anti-trust laws.

         Federal Home Loan Bank System

         Home Federal is a member of the FHLB System, which consists of 12 regional banks. The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System including the FHLB of Indianapolis. The FHLB System provides a central credit facility primarily for member savings associations and other member financial institutions. Home Federal is required to hold shares of capital stock in the FHLB of Indianapolis in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, .3% of its assets or 1/20 (or such greater fraction established by the FHLB) of outstanding FHLB advances, commitments, lines of credit and letters of credit. Home Federal is currently in compliance with this requirement. At June 30, 1999, Home Federal's investment in stock of the FHLB of Indianapolis was $5.8 million.

         In past years, Home Federal has received dividends on its FHLB stock. All 12 FHLBs are required by law to provide funds for the resolution of troubled savings associations and to establish affordable housing programs through direct loans or interest subsidies on advances to members to be used for lending at subsidized interest rates for low- and moderate-income, owner-occupied housing projects, affordable rental housing, and certain other community projects. For the year ending June 30, 1999, dividends paid to Home Federal by the FHLB of Indianapolis totaled $455,000, for an annual rate of 8.0%. A reduction in value of such stock may result in a corresponding reduction of Home Federal's capital.

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

         Liquidity

         Federal law requires that savings associations maintain an average daily balance of liquid assets in a minimum amount not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. Liquid assets include cash, certain time deposits, certain bankers' acceptances, specified U.S. government, state or federal agency obligations, certain corporate debt securities, commercial paper, certain mutual funds, certain mortgage-related securities, and certain first-lien residential mortgage loans. The OTS recently amended its regulation that implements this statutory liquidity requirement to reduce the minimum amount of liquid assets a savings association must hold from 5% of net withdrawable accounts and short-term borrowings to 4%. The OTS also eliminated the requirement that savings associations maintain short-term liquid assets constituting at least 1% of their average daily balance of net withdrawable deposit accounts and current borrowings. The revised OTS rule also permits savings associations to calculate compliance with the liquidity requirement based upon their average daily balance of liquid assets during each quarter rather than during each month, as was required under the prior rule. The OTS may impose monetary penalties on savings associations that fail to meet these liquidity requirements. As of June 30, 1999, Home Federal had liquid assets of $111.8 million, and a regulatory liquidity ratio of 20.4%.

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

         Regulatory Capital

         Currently, savings associations are subject to three separate minimum capital-to-assets requirements: (i) a leverage limit, (ii) a tangible capital requirement, and (iii) a risk-based capital requirement. The leverage limit requires that savings associations with the highest supervisory rating for safety and soundness maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% to 5%. Core capital is generally defined as common stockholders' equity (including retained income), noncumulative perpetual preferred stock and related surplus, certain minority equity interests in subsidiaries, qualifying supervisory goodwill, purchased mortgage servicing rights and purchased credit card relationships (subject to certain limits) less nonqualifying intangibles. Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible assets except purchased mortgage servicing rights which may be included after making the above-noted adjustments in an amount up to 100% of tangible capital) of at least 1.5% of total assets. Under the risk-based capital requirements, a minimum amount of capital must be maintained by a savings association to account for the relative risks inherent in the type and amount of assets held by the savings association. The risk- based capital requirement requires a savings association to maintain capital (defined generally for these purposes as core capital plus general valuation allowances and permanent or maturing capital instruments such as preferred stock and subordinated debt less assets required to be deducted) equal to 8.0% of risk-weighted assets. Assets are ranked as to risk in one of four categories
(0-100%) with a credit risk-free asset such as cash requiring no risk-based capital and an asset with a significant credit risk such as a non-accrual loan being assigned a factor of 100%. At June 30, 1999, based on the capital standards then in effect, Home Federal was in compliance with all capital requirements.

         The OTS has delayed implementation of a rule, which sets forth the methodology for calculating an interest rate risk component to be incorporated into the OTS regulatory capital rule. Under the rule, only savings associations with "above normal" interest rate risk (institutions whose portfolio equity would decline in value by more than 2% of assets in the event of a hypothetical 200-basis point move in interest rates) will be required to maintain additional capital for interest rate risk under the risk-based capital framework. A savings association with an "above normal" level of exposure will have to maintain additional capital equal to one-half the difference between its measured interest rate risk (the most adverse change in the market value of its portfolio resulting from a 200-basis point move in interest rates divided by the estimated market value of its assets) and 2%, multiplied by the market value of its assets. That dollar amount of capital is in addition to a savings association's existing risk-based capital requirement. Although the OTS has decided to delay implementation of this rule, it will continue to closely monitor the level of interest rate risk at individual savings associations and it retains the authority, on a case-by-case basis, to impose additional capital requirements for individual savings associations with significant interest rate risk. The OTS recently updated its standards regarding the management of interest rate risk to include summary guidelines to assist savings associations in determining their exposures to interest rate risk.

         In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 1999, would have no additional capital requirement. The Bank's management continues to monitor its interest rate risk position.

         The following is a summary of Home Federal's regulatory capital and capital requirements at June 30, 1999:

                                                                                             To Be Categorized
                                                                                           As "Well Capitalized"
                                                                                               Under Prompt
                                                                        For Capital         Corrective Action
(dollars in thousands)                                Actual         Adequacy Purposes          Provisions
                                                  Amount   Ratio      Amount    Ratio        Amount    Ratio
                                                  --------------    -----------------      -----------------
As of  June 30, 1999
   Tangible capital (to total assets)..         $  61,711   8.38%     $11,043   1.50%           N/A     N/A
   Core capital (to total assets)......         $  61,711   8.38%     $29,447   4.00%           N/A     N/A
   Total risk-based capital
      (to risk-weighted assets)........         $  65,235  11.44%     $45,617   8.00%       $57,021   10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)........         $  61,711  10.82%         N/A    N/A        $34,213    6.00%
   Tier 1 leverage capital
      (to average assets)..............         $  61,711   8.42%         N/A    N/A        $36,664    5.00%

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

         Prompt Corrective Regulatory Action

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30, 1999, Home Federal was categorized as "well capitalized," meaning that Home Federal's total risk-based capital ratio exceeded 10%, Home Federal's Tier I risk-based capital ratio exceeded 6%, Home Federal's leverage ratio exceeded 5%, and Home Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

         Capital Distributions Regulation

         The OTS recently adopted a regulation, which became effective on April 1, 1999, that revised the restrictions that apply to "capital distributions" by savings associations. The amended regulation defines a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership. This definition includes a savings association's payment of cash dividends to shareholders, or any payment by a savings association to repurchase, redeem, retire, or otherwise acquire any of its shares or debt instruments that are included in total capital, and any extension of credit to finance an affiliate's acquisition of those shares or interests. The amended regulation does not apply to dividends consisting only of a savings association's shares or rights to purchase such shares.

         The amended regulation exempts certain savings associations from the requirement under the previous regulation that all savings associations file either a notice or an application with the OTS before making any capital distribution. As revised, the regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 1999, Home Federal's retained net income standard was $8.2 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

         The amended regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital distribution do not meet the conditions described above, and: (1) the savings association will not be at least well capitalized (as defined under the OTS prompt corrective action regulations) following the capital distribution; (2) the capital distribution would reduce the amount of, or retire any part of the savings association's common or preferred stock, or retire any part of debt instruments such as notes or debentures included in the association's capital under the OTS capital regulation; or (3) the savings association is a subsidiary of a savings and loan holding company. Because Home Federal is a subsidiary of a savings and loan holding company, this latter provision will require, at a minimum, that Home Federal file a notice with the OTS 30 days before making any capital distributions to the Company.

         In addition to these regulatory restrictions, Home Federal's Plan of Conversion imposes additional limitations on the amount of capital distributions it may make to the Company. The Plan of Conversion requires Home Federal to establish and maintain a liquidation account for the benefit of Eligible Account Holders and Supplemental Eligible Account Holders and prohibits Home Federal from making capital distributions to the Company if its net worth would be reduced below the amount required for the liquidation account.

         Safety and Soundness Standards

         On February 2, 1995, the federal banking agencies adopted final safety and soundness standards for all insured depository institutions. The standards, which were issued in the form of guidelines rather than regulations, relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan. Failure to submit a compliance plan may result in enforcement proceedings. On August 27, 1996, the federal banking agencies added asset quality, earnings standards and interest rate sensitivity to the safety and soundness guidelines.

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

         Holding Company Regulation

         Under current law the Company (the "Holding Company") is regulated as a "non-diversified unitary savings and loan holding company" within the meaning of the Home Owners' Loan Act, as amended ("HOLA"), and subject to regulatory oversight of the Director of the OTS. As such, the Holding Company is registered with the OTS and thereby subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, Home Federal is subject to certain restrictions in its dealings with the Holding Company and with other companies affiliated with the Holding Company.

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

         The Holding Company's Board of Directors presently intends to continue to operate the Holding Company as a unitary savings and loan holding company to the extent permitted by law. There are generally no restrictions on the permissible business activities of a unitary savings and loan holding company under current law. However, if the Director of OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings association, the Director of the OTS may impose such restrictions as deemed necessary to address such risk and limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

         Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender ("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. (Additional restrictions on securing advances from the FHLB also apply). See "--Qualified Thrift Lender." At June 30, 1999, Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL.

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

         Qualified Thrift Lender

         Savings associations must meet a QTL test which requires a savings association to have at least 65% of its portfolio assets invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months. Qualified thrift investments under the QTL test include primarily residential mortgages and related investments including certain mortgage-related securities. Portfolio assets under the QTL test include all of an association's assets less
(i) goodwill and other intangibles, (ii) the value of property used by the association to conduct its business, and (iii) its liquid assets as required to be maintained under law up to 20% of total assets.

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

         At June 30, 1999, 66.5% of Home Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL. Home Federal does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

         Historically, savings associations, such as Home Federal, have been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, Home Federal is no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. Home Federal is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. Home Federal began recapturing approximately $2.5 million over a six-year period beginning in fiscal 1999. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) Home Federal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by Home Federal.

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

         State Taxation

         Home Federal is subject to Indiana's Financial Institutions Tax ("FIT"), that is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         Home Federal's state income tax returns have not been audited in the last five years.

Current Accounting Issues

Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and amended by Statement of Financial Accounting Standards No. 137 ("SFAS 137"), "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133". SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

Item 2.           Properties.

         At June 30, 1999, Home Federal conducted its business from its main office at 222 West Second Street, Seymour, Indiana and 15 full-service branches. Home Federal owns two buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, and 211 Chestnut Street, Seymour. The headquarters of its Private Ledger operations, conducted through its service corporation subsidiary, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of June 30, 1999, is presented in the following table:

                                                            Net Book Value of
                                                                Property,         Approximate
   Description and                            Owned or          Furniture and      Square            Lease
      Address                                  Leased              Fixtures        Footage        Expiration
      -------                                  ------              --------        -------        ----------
                                                          (Dollars in Thousands)
Principal Office
222 West Second Street                          Owned          $ 2,212               9,200            N/A

Operations Center
218 West Second Street                          Owned          $   504              20,000            N/A

Loan Processing Center
211 North Chestnut                              Owned          $   304               5,130            N/A

Branch Offices:
Columbus Branches:
     501 Washington Street                      Owned          $ 1,277              14,800            N/A
     3805 25th Street                           Owned          $   321               5,800            N/A
     2751  Brentwood Drive                      Owned          $   495               3,200            N/A
     4330 West Jonathon Moore Pike              Owned          $   717               2,600            N/A

Hope Branch                                 1/2 Owned          $    49               2,000
332 Jackson Street                         1/2 Leased                                              4/2002

Austin Branch
67 West Main Street                             Owned          $    61               3,600            N/A

Brownstown Branch                                                                                 Month to
101 North Main Street                          Leased          $    28               2,400          Month

North Vernon Branches
     111 North State Street                     Owned          $   400               1,900            N/A
     1540 North State Street                   Leased          $    54               1,600         10/2002

Osgood Branch
South Buckeye Street                            Owned          $   125               1,280            N/A

Salem Branch
     1208 South Jackson                         Owned          $   871               1,860            N/A


                                                            Net Book Value of
                                                                Property,         Approximate
   Description and                            Owned or          Furniture and      Square            Lease
      Address                                  Leased              Fixtures        Footage        Expiration
      -------                                  ------              --------        -------        ----------
                                                          (Dollars in Thousands)
Seymour Branch
1117 East Tipton Street                         Owned          $   527               6,800            N/A

Batesville Branch
12 West Pearl Street                            Owned          $   657               2,175            N/A

Madison Branch
201 Clifty Drive                                Owned          $   496               2,550            N/A

Greensburg Branch
115 East North Street                          Leased          $    31               2,440           8/99


         Home Federal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. Home Federal also has contracted for the data processing and reporting services of NCR headquartered in Dayton, Ohio.
The contract with NCR expires in October 2000.

Item 3.           Legal Proceedings.

          The Bank has sued one of its depositors in the Jackson County Circuit Court in Brownstown, Indiana, to recover amounts lost as a result of his cashing of bad checks (in the aggregate amount of $298,000), plus treble damages, costs, and fees. The depositor has counterclaimed for damages resulting from certain actions the Bank has taken to protect its rights with respect to this matter, including the freezing of the depositor's savings account at the Bank.

Item 4.           Submission of Matters to a Vote of Security Holders.

         No matter was submitted to the Corporation's or Home Federal's shareholders during the quarter ended June 30, 1999.

Item 4.5.          Executive Officers of Home Federal Bancorp.
         Presented below is certain information regarding the executive officers of HFB who are not also directors.
                                         Position with HFB
                                         -----------------
Gerald L. Armstrong                    Chief Operating Officer and
                                       Executive Vice President

S. Elaine Pollert                      Senior Vice President
                                       Retail Banking

Lawrence E. Welker                     Executive Vice President, Treasurer,
                                       Chief Financial Officer and Secretary

         Gerald L. Armstrong (age 59) has been employed by Home Federal since February, 1992 as its Executive Vice President, and Chief Operating Officer. Before being employed by Home Federal, he was President, Chief Executive Officer and a Director of Seymour National Bank, a commercial bank located in Seymour, Indiana.

         S. Elaine Pollert (age 39) has been employed by Home Federal since 1986. She was elected Vice President Branch Administration in 1989 and Senior Vice President Retail Banking in 1996.

         Lawrence E. Welker (age 52) has been employed by Home Federal since 1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief Financial Officer and Treasurer, and in 1994 he became an Executive Vice President.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Home Federal converted from mutual to stock form effective January 14, 1988 (the "Conversion"). Home Federal then reorganized effective March 1, 1993 by converting each outstanding share of its common stock, par value $.01 per share, into one share of common stock, without par value, of HFB, a unitary savings and loan holding company organized in Indiana (the "Reorganization"). HFB's principal asset is 100% of the outstanding capital stock of Home Federal. HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market
System, under the symbol "HOMF." HFB's Common Stock was substituted on the NASDAQ, National Market System for Home Federal's common stock on March 1, 1993, subject to the Reorganization. Home Federal's common stock had been quoted on the NASDAQ, National Market System since its initial issuance pursuant to the Conversion on January 14, 1988. For certain information related to the stock prices and dividends paid by HFB, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations" on page 5 of HFB's 1999 Shareholder Annual Report (the "Shareholder Annual Report"). As of June 30, 1999, there were 526 shareholders of record of HFB's Common Stock.

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

         Under OTS regulations, a converted savings association may not declare or pay cash dividends if the effect would be to reduce its net worth below the amount required for the liquidation account created at the time it converted. In addition, under OTS regulations, the extent to which a savings association may make a "capital distribution," which includes, among other things, cash dividends, is limited. See "Regulation--Capital Distributions Regulation" in
Item 1 hereof. Prior notice of any dividend to be paid by Home Federal to the Company will have to be given to the OTS.

         Income of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by Home Federal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At June 30, 1999, approximately $6 million of Home Federal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

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

         On November 22, 1994, the Board of Directors of HFB declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid on December 6, 1994 to the shareholders of record as of November 22, 1994. If and when the Rights become exercisable, each Right will entitle the registered holder to purchase from HFB one Common Share at a purchase price of $27.67 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Company and LaSalle National Bank, Chicago, Illinois, (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Share certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Shares until the "Distribution Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 15% or more of the outstanding Common Shares or (b) become the beneficial owner of an amount of the outstanding Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause HFB to take actions determined by the Board of Directors to be not in HFB's best long-term interests (an "Adverse Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The information required by this item is incorporated by reference to pages 6 to 15 of the Shareholder Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.


The OTS requires each thrift institution to calculate the estimated change in the institution's net portfolio value ("NPV") assuming an instantaneous, parallel shift in the Treasury yield curve of 100 to 400 basis points either up or down in 100 basis point increments. NPV represents the sum of future cash flows of liabilities discounted to present value. The OTS permits institutions to utilize the OTS' model, which is based upon data submitted in the institution's quarterly thrift financial reports.

In estimating the NPV of mortgage loans and mortgage-backed securities, the OTS model utilizes various price indications and prepayment rates. At June 30, 1999, these price indications varied from 75.60 to 115.25 for fixed rate mortgages and mortgage-backed securities and varied from 91.47 to 106.52 for adjustable rate mortgages and mortgage-backed securities. Prepayment rates for June 30, 1999, ranged from a constant prepayment rate ("CPR") of 6% to a CPR of 43%.

 The value of deposit accounts appears on both the asset and liability side of the NPV calculation in the OTS model. In estimating the value of certificate of deposit accounts, ("CDs"), retail price estimates represent the value of the liability implied by the CD and reflect the difference between the CD coupon and secondary-market CD rates. As of June 30, 1999, the retail CD price assumptions varied from 77.35 to 118.2. The retail CD intangible prices represent the value of the "customer relationship" due to the rollover of CD deposits and are an intangible asset for the Bank. As of June 30, 1999, the retail CD intangible price assumptions varied from .07 to 1.14.

Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts and non-interest-bearing accounts are valued at 100% of their respective outstanding balances in all nine interest rate scenarios on the liability side of the OTS model. On the asset side of the model, intangible prices are used to reflect the value of the "customer relationship" of the various types of deposit accounts. As of June 30, 1999, the intangible prices for transaction accounts, money market deposit accounts and passbook accounts varied from -1.67 to 18.02 , -.43 to 11.45 and -.65 to 13.32, respectively.

The following table sets forth the Bank's interest rate sensitivity of NPV as of June 30, 1999. (dollars in thousands)


             Net Portfolio Value                     NPV as % of PV of  Assets
    Change
   In Rates   $ Amount   $ Change   % Change         NPV Ratio         Change


    +300 bp    82,148    ( 6,483)      (7)            11.15 %        (  50)  bp
    +200 bp    85,508    ( 3,123)      (4)            11.46 %        (  18)  bp
    +100 bp    87,790    (   842)      (1)            11.64 %            -   bp
       0 bp    88,631          -        -             11.65 %            -
    -100 bp    88,040    (   592)      (1)            11.48 %        (  16)  bp
    -200 bp    87,932    (   700)      (1)            11.38 %        (  27)  bp
    -300 bp    88,809        177        -             11.38 %        (  27)  bp


Item 8.           Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto contained on pages 16 to 33 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 5 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         There are no such changes and disagreements during the applicable period.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Company's Proxy Statement for its 1999 annual shareholder meeting (the "1999 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.
         The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 16 of the 1999 Proxy Statement.

Item 11.          Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to pages 4 to 11 of the 1999 Proxy Statement.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         The information referred by this item is incorporated by reference to pages 1 to 3 of the 1999 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 11 of the 1999 Proxy Statement.

                                     PART IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)      List the following documents filed as a part of the report:

Financial Statements                                              Page in
                                                                   1999
                                                                Shareholder
                                                               Annual Report
Consolidated Balance Sheets as of
         June 30, 1999 and 1998                                     16

Consolidated Statements of Income for each of
         the years in the three-year period ended
         June 30, 1999                                              17

Consolidated Statements of  Shareholders' Equity
         for each of the years in the three-year period
         ended June 30, 1999                                        18

Consolidated Statements of Cash Flows for each
         of the years in the three-year period ended
         June 30, 1999                                              19

Notes to Consolidated Financial Statements                          20

Report of Deloitte & Touche LLP
         Independent Auditors                                       34

(b)      Reports on Form 8-K

         Registrant has filed no reports on Form 8-K for the quarter ending June 30, 1999.

(c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 40.

(d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 28th day of September, 1999.


                                             HOME FEDERAL BANCORP
DATE: September 28, 1999                     /s/ John K. Keach. Jr.
                                             ----------------------
                                             John K. Keach, Jr., President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of September, 1999.


/s/  Lawrence E. Welker                      /s/ John K. Keach. Jr.
- -----------------------                      ----------------------
Lawrence E. Welker, Executive                John K. Keach, Jr.,
Vice President, Treasurer,                   President and Chief
Chief Financial Officer and Secretary        Executive Officer
(Principal Financial Officer)                (Principal Executive
                                              Officer)

/s/ Melissa M. Arnold                        /s/John K. Keach. Jr.
- ---------------------                        ---------------------
Melissa M. Arnold, Vice                      John K. Keach, Jr,Director
President and Controller
(Principal Accounting Officer)

/s/ John K. Keach. Sr.                       /s/ John T. Beatty
- ----------------------                       ------------------
John K. Keach, Sr., Director                 John T. Beatty, Director

/s/Lewis Essex                               /s/ Harold Force
- --------------                               ----------------
Lewis Essex, Director                        Harold Force, Director

/s/ David W. Laitinen                        /s/ Harvard W. Nolting. Jr.
- ---------------------                        ---------------------------
David W. Laitinen, Director                  Harvard W. Nolting, Jr., Director

                                EXHIBIT INDEX
Reference to
Regulation S-K                                                       Sequential
Exhibit Number                    Document                           Page Number
- --------------                    --------                           -----------
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

 3(b) Code of By-Laws (incorporated by reference from Exhibit C to Registrant's Registration
                    Statement  on  From  S-4  (Registration  No.
                    33-55234)).

 4(a)               Article 6 of the  Articles of  Incorporation
                    (incorporated by reference from Exhibit B to Registrant's Registration Statement on Form
                    S-4 (Registration No.33-55234)).

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

10(a)               Stock Option Plan (incorporated by reference from
                    Exhibit 10(a) to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)).

10(b)               1993 Stock  Option  Plan  (incorporated  by  reference  from
                    Exhibit 10(b) to Registrant's Form 10-K for the year ended June 30, 1994).

10(c)               Employment Agreement with Lawrence E. Welker
                    (incorporated by reference from Exhibit 10(c) to Registrants Registration Statement on Form S-4 (Registration No. 33-55234)); first, second and third amendments thereto incorporated by reference to
                    Exhibit 10(c) of Registrants Form 10-K for the year ended June 30, 1998.

10(d)               Employment Agreement with John K. Keach, Jr.
                    (incorporated by reference from Exhibit 10(d) to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)); first, second and third amendments thereto incorporated by reference to
                     Exhibit 10(d) of Registrants Form 10-K for the year ended June 30, 1998.

10(f) Employment Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(f) to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)). )); first and second amendments thereto incorporated by reference to
                     Exhibit 10(f) of Registrants Form 10-K for the year ended June 30, 1998.

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

10(n)               Executive Supplemental Retirement Income Agreement with John
                    K. Keach, Jr. (incorporated by reference from Exhibit 10(n) to Home Federal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991) and First Amendment to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(n) to Registrant's Form 10-K for the fiscal year ended June 30, 1992); second and third amendments thereto incorporated by reference to Exhibit 10(n) of Registrants Form 10-K for the year ended June 30, 1998.

10(o) Executive Supplemental Retirement Income Agreement with Lawrence E. Welker (incorporate by reference from Exhibit 10(o) to Home Federal Saving Bank's Form 10-K for the fiscal year ended June 30, 1991) and First Amendment to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(o) to Registrant's Form 10-K for the fiscal year ended June 30,
                    1992);  second and third amendments  thereto
                    incorporated by reference to Exhibit 10(o) of Registrants Form 10-K for the year ended June 30, 1998.

10(p) Executive Supplemental Retirement Income Agreement with Elaine Pollert (incorporate by reference from Exhibit 10(p) to Home Federal Saving Bank's Form 10-K for the fiscal year ended June 30, 1998) and First, Second and Third Amendments to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit
                    10(p) to Registrant's Form 10-K for the fiscal year ended June 30, 1998).


10(v)               Deferred Compensation Agreement with John K.
                    Keach,  Sr.  (incorporated by reference from
                    Exhibit  10(v) to Home Federal  Savings Bank
                    Form 10-K for the fiscal year ended June 30,
                    1992)  and  First   Amendment   to  Deferred
                    Compensation   Agreement   (incorporated  by
                    reference from Exhibit 10(v) to Registrant's
                    Form 10-K for the year ended June 30, 1994).
                    and    Second    Amendment    to    Deferred
                    Compensation   Agreement   (incorporated  by
                    reference from Exhibit 10(v) to Registrant's
                    Form 10-K for the year ended June 30, 1998).

10(w) Employment Agreement with S. Elaine Pollert (incorporated by reference from Exhibit l0(w) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1998); and First Amendment to Employment Agreement (incorporated by reference from Exhibit 10(w) to Registrant's Form 10-K for the year ended June 30, 1998).

10(x) Executive Supplemental Retirement Income Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(x) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992) and First Amendment to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(x) to Registrant's Form 10-K for the year ended June 30, 1994); and Second and Third Amendments to Executive Supplemental Retirement Income Agreement (incorporated by reference from Exhibit 10(x) to Registrant's Form 10-K for the year ended June 30, 1998).

10(y) Employment Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit l0(aa) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

10(ab) Stock Option Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(ab) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992).

10(ac) Director Deferred Compensation Agreement with John Beatty (incorporated by reference from Exhibit l0(ac) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992); first and second amendments thereto (incorporated by reference from
                    Exhibit 10(ac) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ad) Director Deferred Compensation Agreement with Lewis Essex (incorporated by reference from Exhibit 10(ad) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992); first and second amendments thereto (incorporated by reference from
                    Exhibit 10(ad) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ae) Director Deferred Compensation Agreement with Harold Force (incorporated by reference from Exhibit 10(ae) to Home Federal Savings Bank Form l0-K for the fiscal year ended June 30, 1992); first, second and third amendments thereto (incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended June 30, 1998).

10(af)              Director  Deferred  Compensation  Agreement  with  David  W.
                    Laitinen (incorporated by reference from Exhibit 10(af) to Home Federal Savings Bank Form 10-K for the fiscal year ended June 30, 1992); first, second and third amendments thereto (incorporated by reference from Exhibit 10(af) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ag) Director Deferred Compensation Agreement with William Nolting (incorporated by reference from Exhibit 10(ag) to Home
                    Federal  Savings  Bank  Form  10-K  for  the
                    fiscal year ended June 30,  1992);  ); first
                    and second amendments thereto  (incorporated
                    by   reference   from   Exhibit   10(ag)  to
                    Registrant's  Form  10-K for the year  ended
                    June 30, 1998).

10(ah) Non-Qualified Stock Option Agreement, dated December 22, 1992, with John T. Beatty (incorporated by referencefrom Exhibit 10(ah) to Registrant's Form 10-K for theyear ended June 30, 1994).

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

13                  1999 Shareholder Annual Report.

21 Subsidiaries of the Registrant (incorporated by reference from Exhibit 21 to Registrant's
                    Form 10-K for the year ended June 30, 1993).

23.1                Independent Auditors' Consent.

27                  Financial Data Schedule (to be filed electronically).