Form 10-Q
period 1999-09-30
HOME FEDERAL BANCORP
filed 1999-11-15
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 1999


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 1999:

            Common Stock, no par value - 4,827,601 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) .............................................    3
               Consolidated Statements of Income
                  (unaudited) .............................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    5
             Forward looking statements ...................................    6
               Notes to Consolidated Financial
                  Statements ..............................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ..............................................    8


PART II. OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   14

Item 4. Submission of Matters to a Vote of Security Holders ...............   14

Item 5.  Other Information ................................................   14

Item 6.  Exhibits and Reports on Form 8-K .................................   14


Signatures ................................................................   15

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                                             September 30,   June 30,
                                                                            1999          1999
                                                                          ---------    ---------
ASSETS:
Cash ..................................................................   $  17,419    $  21,377
Interest-bearing deposits .............................................         378       11,529
                                                                          ---------    ---------
  Total cash and cash equivalents .....................................      17,797       32,906
                                                                          ---------    ---------

Securities available for sale at fair value (amortized cost $89,921
     and $74,482) .....................................................      88,603       73,521
Securities held to maturity (fair value $6,448 and $4,960) ............       6,515        4,987
Loans held for sale (fair value $1,590 and $5,136) ....................       1,569        5,102
Loans receivable, net of allowance for loan losses of $4,433 and $4,349     591,707      586,918
Investments in joint ventures .........................................       7,901        7,090
Federal Home Loan Bank stock ..........................................       5,814        5,814
Accrued interest receivable, net ......................................       4,931        4,897
Premises and equipment, net ...........................................       8,882        9,129
Real estate owned .....................................................       2,213        2,050
Prepaid expenses and other assets .....................................       3,935        4,404
Cash surrender value of life insurance ................................       6,168        6,095
Goodwill ..............................................................       1,571        1,596
                                                                          ---------    ---------

   TOTAL ASSETS .......................................................   $ 747,606    $ 744,509
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..............................................................   $ 566,042    $ 579,882
Advances from Federal Home Loan Bank ..................................      98,892       87,895
Senior debt ...........................................................       4,006        1,000
Other borrowings ......................................................       4,562        1,515
Advance payments by borrowers for taxes and insurance .................         621          270
Accrued expenses and other liabilities ................................       5,339        4,312
                                                                          ---------    ---------
   Total liabilities ..................................................     679,462      674,874
                                                                          ---------    ---------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: .............................................       8,371        8,512
     4,870,601 shares at September 30, 1999
     4,984,814 shares at June 30, 1999
 Retained earnings, restricted ........................................      60,564       61,699
Accumulated other comprehensive income (loss), net of taxes ...........        (791)        (576)
                                                                          ---------    ---------

   Total shareholders' equity .........................................      68,144       69,635
                                                                          ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 747,606    $ 744,509
                                                                          =========    =========

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                             Three Months Ended
                                                            September 30
                                                         -----------------
Interest income:                                          1999       1998
                                                         -------   -------
 Loans receivable ....................................   $12,096   $12,648
 Securities available for sale and held to maturity ..     1,207       985
 Other interest income ...............................       151       128
                                                         -------   -------
Total interest income ................................    13,454    13,761
                                                         -------   -------

Interest expense:
 Deposits ............................................     5,853     6,274
 Advances and borrowings .............................     1,363     1,513
                                                         -------   -------
                                                         -------   -------
Total interest expense ...............................     7,216     7,787
                                                         -------   -------

Net interest income ..................................     6,238     5,974
Provision for loan losses ............................       192       244
                                                         -------   -------
Net interest income after provision for loan losses ..     6,046     5,730
                                                         -------   -------

Other income:
 Gain on sale of loans ...............................       226       744
 Gain(loss) on sale of securities ....................         2         2
 Income from joint ventures ..........................       162        89
 Insurance, annuity income, other fees ...............       248       385
 Service fees on NOW accounts ........................       546       511
 Net gain (loss) on real estate owned
    and repossessed assets............................        13        23
 Loan servicing income ...............................       292       196
 Miscellaneous .......................................       372       371
                                                         -------   -------
Total other income ...................................     1,861     2,321
                                                         -------   -------

Other expenses:
 Compensation and employee benefits ..................     2,114     2,094
 Occupancy and equipment .............................       618       570
 Service bureau expense ..............................       205       164
 Federal insurance premium ...........................        81        80
 Marketing ...........................................        73       106
 Goodwill amortization ...............................        25        25
 Miscellaneous .......................................       819       708
                                                         -------   -------
Total other expenses .................................     3,935     3,747
                                                         -------   -------

Income before income taxes ...........................     3,972     4,304
Income tax provision .................................     1,579     1,699
                                                                   -------
                                                         =======   =======
Net Income ...........................................   $ 2,393   $ 2,605
                                                         =======   =======

Basic earnings per common share.......................   $ 0.48     $ 0.51
Dilutive earnings per common share....................   $ 0.46     $ 0.48

Basic weighted average number of shares...............4,953,033  5,141,604
Dilutive weighted average number of shares............5,258,266  5,476,257
Dividends per share...................................   $ 0.125    $ 0.100

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                    Three Months Ended
(unaudited)                                                           September 30,
                                                                 --------------------
                                                                   1999        1998
                                                                 --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................   $  2,393    $  2,605
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and depreciation ...        471         304
     Provision for loan losses ...............................        192         244
     Net gain from sale of loans .............................       (226)       (744)
     Net (gain)/loss from sale of investment securities ......         (2)         (2)
     Net gain from joint ventures; real estate owned .........       (175)        (97)
     Loan fees deferred (recognized), net ....................         35          (9)
     Proceeds from sale of loans held for sale ...............     17,583      47,211
     Origination of loans held for sale ......................    (13,824)    (46,374)
     Increase (decrease)  in accrued interest and other assets       (840)     (6,702)
     Increase (decrease) in other liabilities ................      1,378         689
                                                                 --------    --------
Net cash provided by (used in) operating activities ..........      6,985      (2,875)
                                                                 --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .............................     (5,016)       (523)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ..........................        277       2,142
        Securities available for sale ........................        732       2,780
     Sales of:
        Securities available for sale ........................      8,197       7,144
        Real estate owned and other asset sales ..............        615         157
Purchases of:
     Loans ...................................................         --        (661)
     Securities available for sale ...........................    (24,263)     (8,599)
     Securities held to maturity .............................     (2,000)       (855)
     Federal Home Loan Bank stock ............................         --          --
Increase in cash surrender value of life insurance ...........        (73)        (71)
Acquisition of property and equipment, net ...................       (104)       (234)
                                                                 --------    --------
Net cash provided by (used in) investing activities ..........    (21,635)      1,280
                                                                 --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net .........................    (13,840)       (376)
Proceeds from borrowings .....................................     26,006      20,650
Repayment of borrowings ......................................    (12,003)    (20,500)
Net proceeds from (net repayment of) overnight borrowings ....      3,047          95
Common stock options exercised ...............................         37          43
Repurchase of common stock ...................................     (3,097)         --
Payment of dividends on common stock .........................       (609)       (514)
                                                                 --------    --------
Net cash provided by (used in) financing activities ..........       (459)       (602)
                                                                 --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................    (15,109)     (2,197)
Cash and cash equivalents, beginning of period ...............     32,906      24,367
                                                                 --------    --------
Cash and cash equivalents, end of period .....................   $ 17,797    $ 22,170
                                                                 ========    ========

Supplemental information:
Cash paid for interest........................................   $ 7,229     $ 7,815
Cash paid for income taxes....................................     $ 350       $ 875
Assets acquired through foreclosure...........................     $ 653       $ 486

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
--------------------------
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at September 30, 1999, and for the three month period ended September 30, 1999, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.  Reclassifications
---------------------
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


3.  Earnings Per Share
----------------------
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                       Three months ended
                                          September 30,
                                          -------------
                                        1999        1998
                                        ----        ----
Basic EPS:
  Weighted average common shares .   4,953,033   5,141,604
                                     =========   =========
Diluted EPS:
  Weighted average common shares .   4,953,033   5,141,604
  Dilutive effect of stock options     305,233     334,653
                                     ---------   ---------
Weighted average common and
  incremental shares .............   5,258,266   5,476,257
                                     =========   =========

4.  Comprehensive Income
------------------------

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

The following is a summary of the Corporation's total comprehensive income for the interim three month period ended September 30, 1999 and 1998 under FAS 130:

                                                             Three months ended
                                                                 September 30,
                                                                 -------------
                                                                1999       1998
                                                                ----       ----
Net Income ...............................................   $ 2,393    $ 2,605
 Other comprehensive income, net of tax:
  Unrealized gains (losses) on securities:
   Unrealized holding gains (losses) arising during period      (213)       374
    Reclassification adjustment for (gains) losses
       included in net income ............................        (2)        (2)

                                                             -------    -------
Other comprehensive income ...............................      (215)       327

                                                             -------    -------
Comprehensive Income .....................................   $ 2,178    $ 2,977
                                                             =======    =======

5.  Segments
------------

Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In accordance with SFAS 131, management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one operating segment. Management considers parent company activity to represent an overhead function rather than an operating segment. The Company does not have a single external customer from which it derives 10 percent or more of its revenue and operates in one geographical area.

6.  New Accounting Pronouncements
---------------------------------

The Financial Accounting Standards Board has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which amends FAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", that the Company will be required to adopt in future periods. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 1999 Compared to Quarter Ended September 30, 1998
-----------------------------------------------------------------------------

General
The Company reported net income of $2,393,000 for the quarter ended September 30, 1999, compared to $2,605,000 for the quarter ended September 30, 1998, a decrease of $212,000 or 8.1%. Basic earnings per common share for the current quarter were $0.48 compared to $0.51 for the quarter ended September 30, 1998. Dilutive earnings per common share were $0.46 compared to $0.48 for the quarter ended September 30, 1998.

Net Interest Income
Net interest income before provision for loan losses increased by $264,000 for the quarter ended September 30, 1999, compared to the quarter ended September 30, 1998. The increase is primarily due to a small increase in the net interest margin of 8 basis points, for the three month period ended September 30, 1999 as compared to the three month period ended September 30, 1998. This increase in net interest margin is the result of rates declining slower on interest earning assets than on interest bearing liabilities.

The provision for loan losses decreased $52,000 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. At September 30, 1999, the loan loss allowance covered 81% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and economic conditions, the allowance balance appears adequate at September 30, 1999.

     Quarter ending September 30: (in thousands)       1999            1998
     -------------------------------------------       ----            ----
     Allowance beginning balance..................    $4,349          $4,243
     Provision for loan losses....................       192             244
     Charge-offs..................................      (127)           (176)
     Recoveries...................................        19              14
                                                      ------          ------
     Loan Loss Allowance..........................    $4,433          $4,325


     Allowance to Total Loans.....................     .74%           .71%
     Allowance to Nonperforming Assets............      81%            84%


Interest Income
Total interest income for the three-month period ended September 30, 1999, decreased $307,000, or 2.2%, over the same period of the prior year. The average balance of interest earning assets increased $13,738,000. This increase in average balances was not enough to offset the negative effect on interest income of a 34 basis points decline in the weighted average interest rate earned on interest bearing assets for the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998.

Interest Expense
Total interest expense for the three-month period ended September 30, 1999 decreased $571,000, or 7.3%, as compared to the same period a year ago. The decrease in interest expense for the three month period ended September 30, 1999, compared to the same period ended September 30, 1998, was the net result of an increase of $20,566,000 in the average balances of interest bearing liabilities, being offset by a 49 basis point decline in the rates paid on interest bearing liabilities.

Other Income
Total other income for the three-month period ended September 30, 1999, decreased $460,000 or 19.8% over the same period a year ago. This decrease was due primarily to a decrease of $518,000 in the gain on sale of loans. Loan sales in the secondary market fell $31,680,000 or 71.2% to $12,835,000 in the quarter ended September 30, 1999 from sales of $87.6 million in the same quarter last year. Additionally the return on loan sales decreased from 1.58% in the quarter ended September 30, 1998 to 1.30% in the quarter ended September 30, 1999.

An additional factor, which reduced other income, was a $137,000 decline in insurance, annuity income and other fees in the quarter ended September 30, 1999 as compared to the quarter ended September 30, 1998. The decrease was due primarily to the decrease in annuity fees of $143,000 in the quarter ended September 30, 1999 compared to the same quarter last year. This decrease in brokerage fees reflects a change in the way the Bank is compensated for brokerage sales which reduces initial fees received, but will generate future income from the management of clients' accounts.

Other Expenses
Total other expenses for the three-month period ended September 30, 1999, increased $188,000 over the same period ended September 30, 1998. This increase is due primarily to a $111,000 increase in miscellaneous expenses due to various factors including increased real estate owned costs and consulting costs. Additionally small increases in occupancy and service bureau expenses of $48,000 and $41,000, respectively, added to the increased expense.


FINANCIAL CONDITION:
Total assets showed an increase of $3,097,000 from June 30, 1999, to September 30, 1999. Cash and cash equivalents decreased $15,109,000 reflecting the decrease in deposits of $13,840,000. Securities available for sale increased $15,082,000 while Federal Home Loan Bank advances increased $10,997,000.

Shareholders' equity decreased $1,491,000 during the same period. Retained earnings increased $2,393,000 million from net income and decreased $608,000 million for dividends paid and decreased $2,920,000 from the repurchase of the Company's common stock. Common stock decreased $141,000 due to stock repurchases of $177,000, which was offset by stock options exercises of $36,000 during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had an accumulated other comprehensive loss from unrealized losses in its available for sale portfolio of $791,000, or a $215,000 decrease in shareholders' equity from the June 30, 1999 loss position of $576,000.

At September 30, 1999, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                                        To Be Categorized
                                                                                       As "Well Capitalized"
                                                                                           Under Prompt
                                                                   For  Capital         Corrective Action
  (dollars in thousands)                      Actual            Adequacy Purposes            Provisions
------------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount     Ratio        Amount     Ratio
                                         ------    -----        ------     -----        ------     -----
As of  September 30, 1999

   Tangible capital (to total assets)  $62,745     8.49%       $11,083     1.50%           N/A       N/A
   Core capital (to total assets)      $62,745     8.49%       $29,556     4.00%           N/A       N/A
   Total risk-based capital
      (to risk-weighted assets)        $66,218    11.61%       $45,613     8.00%       $57,017     10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)        $62,745    11.00%           N/A      N/A        $44,334      6.00%
   Tier 1 leverage capital
      (to average assets)              $62,745     8.51%           N/A      N/A        $36,945      5.00%

Liquidity and Capital Resources
The minimum liquidity allowed by law is 4%. At September 30, 1999, the Bank's average liquidity ratio was 20.4%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 1999, the Bank had $98,892,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $23,411,000 and commitments to sell loans of $6,924,000 million. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


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

Readiness Efforts and Current Status
In 1997, a comprehensive project plan to address the Year 2000 issue as it relates to the Company's operation was developed, approved by the Board of Directors and implemented. The scope of the plan includes five phases of Awareness, Assessment, Renovation, Validation and Implementation as defined by federal banking regulatory agencies. A project team that consists of key members of the technology staff, representatives of functional business units and senior management was developed. Additionally, the duties of the Vice President of Data Processing Compliance were realigned to serve primarily as the Year 2000 project manager.

An assessment of the impact of the Year 2000 issue on the Company's computer systems was completed. Additionally, the scope of the project includes operational and environmental systems since they may be impacted if embedded computer chips control any of their functionality. From the assessment, the Company identified those systems deemed to be mission critical or those that have a significant impact on normal operations.

The Company relies heavily on third party vendors and service providers for its data processing capabilities and to maintain its computer systems. Formal communications with these providers and other external counterparties were initiated in 1997 to assess the Year 2000 readiness of their products and services. At that time, a process for the on-going monitoring of their progress in meeting their targeted schedule was implemented. All systems, critical and non-critical, have been deemed compliant by the vendors and service providers.

To validate the readiness of each major system, a risk-based testing strategy has been used. That is, the level of testing performed for each system is dependent upon (1) its importance to continued operations, (2) the effectiveness of vendor testing and (3) the likelihood that the system may fail. The Company requested detailed documentation of testing plans and results from each vendor and service provider. An evaluation of the effectiveness of the testing performed by the vendor was conducted and used to determine the level of further testing required by the Company. To the extent possible and reasonable, additional end-user testing in its own environment has been completed for major systems.

After testing and implementation of a compliant system has been completed, the system is given a Year 2000 status of "Y2K Ready" as defined by the Company's project tracking criteria. To attain a status of Y2K Ready, each of the following must be completed:

1.       The vendor has provided a compliant version of the system
2. The user department has validated the readiness of the system as defined in the Company's Year 2000 Testing Plan 3. The compliant system has been fully implemented into the production environment

All major systems - those identified as mission-critical and also those that have a significant impact on the operations of the Company - have been given the Y2K Ready status. All non-critical systems have been certified compliant by the vendors and where practical and feasible, have been internally tested. Testing will continue throughout 1999 as required for any changes made to compliant systems.

Customer Risk
In 1998, the Company implemented a plan to manage the potential risk posed by the impact of the Year 2000 issue on its major customers. The underwriting procedures of the Company were amended to include an evaluation in all new requests for credit to determine whether Year 2000 issues will materially affect the customer's cash flows, balance sheet or value of the collateral. Based upon the results of this evaluation, appropriate action is being taken to minimize the risk to the Company.

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

Costs
The Company has used internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. In total, the Company estimates that its costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems will amount to less than $75,000 over the three-year period from 1997 through 1999. Not included in this estimate is the cost to replace fully depreciated systems during this period, which occurs in the normal course of business and is not directly attributable to the Year 2000 issue.


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

Contingency Plan
Realizing that some disruption may occur despite its best efforts, the Company has developed contingency plans for each critical system in the event that one or more of those systems fail. Critical business functions have been identified and the development and testing of temporary procedures for the continued operations of those functions has been completed. Updating and testing these business resumption procedures is an ongoing process, which will continue throughout 1999. In anticipation of increased customer demand, contingencies include procedures to ensure that customer cash needs can be met and that security and internal controls are enhanced to protect employees and customers.

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

                                                     Three Months Ended  Year to Date
                                                        September 30,     September 30,
                                                      ------------------  -------------
                                                       1999     1998      1999     1998
                                                       ----     ----      ----     ----
Weighted average interest rate earned
    on total interest-earning assets ...........       7.84%    8.18%    7.84%    8.18%
Weighted average cost of total
    interest-bearing liabilities ...............       4.31%    4.80%    4.31%    4.80%
Interest rate spread during period .............       3.53%    3.38%    3.53%    3.38%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.63%    3.55%    3.63%    3.55%
Total interest income divided by average
    total assets (on annualized basis) .........       7.23%    7.62%    7.23%    7.62%
Total interest expense divided by
    average total assets (on annualized basis) .       3.85%    4.27%    3.85%    4.27%
Net interest income divided by average
    total assets (on annualized basis) .........       3.35%    3.31%    3.35%    3.31%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.29%    1.44%    1.29%    1.44%
Return on equity (net income divided by
    average total equity on annualized basis) ..      13.72%   15.31%   13.72%   15.31%

Net interest margin to average
      earning Assets ...........................       3.63%    3.55%    3.63%    3.55%
Net interest margin to average assets ..........       3.35%    3.31%    3.35%    3.31%






                                                At September 30,
                                               -----------------
                                                1999      1998
                                                ----      ----

Book value per share outstanding ...........   $13.99    $13.51

Interest rate spread .......................     3.55%     3.50%

Nonperforming Assets:
      Loans: Non-accrual ...................   $3,178    $4,432
             Past due 90 days or more ......        -         -
             Restructured ..................       64         -
                                               ------    ------
      Total nonperforming loans ............    3,242     4,432
      Real estate owned, net ...............    2,107       602
      Other repossessed assets, net ........      106       144
                                               ------    ------
      Total Nonperforming Assets ...........   $5,455    $5,178

Nonperforming assets divided by total assets     0.73%     0.72%
Nonperforming loans divided by total loans .     0.54%     0.73%

Balance in Provision for Loan Losses .......   $4,433    $4,325

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.

In the opinion of management the results for the quarter ended September 30, 1999 will not be materially different from the results presented on page 12 of the annual report for fiscal year 1999.


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


                                 Home Federal Bancorp



DATE:   November 12, 1999        /S/ Lawrence E. Welker
       ------------------        ---------------------------------------------
                                 Lawrence E. Welker, Executive Vice President,
                                 Treasurer, and Chief Financial Officer