Form 10-Q
period 1999-12-31
HOME FEDERAL BANCORP
filed 2000-02-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1999


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

                             YES  X   NO_____
                                -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2000.

            Common Stock, no par value - 4,718,941 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                     Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) ......................................    3
               Consolidated Statements of Income
                  (unaudited) ......................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) ......................................    5
             Forward looking statements ............................    6
               Notes to Consolidated Financial
                  Statements .......................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .......................................    8


PART II. OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ...................   14

Item 4. Submission of Matters to a Vote of Security Holders ........   14

Item 5.  Other Information .........................................   14

Item 6.  Exhibits and Reports on Form 8-K ..........................   14


Signatures .........................................................   15

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                               December 31,  June 30,
                                                              1999        1999
                                                            --------   --------
ASSETS:
Cash ....................................................   $ 23,432   $ 21,377
Interest-bearing deposits ...............................     11,357     11,529
                                                            --------   --------
  Total cash and cash equivalents .......................     34,789     32,906
                                                            --------   --------

Securities available for sale at fair value
 (amortized cost $102,588 and $74,482) ..................    101,252     73,521
Securities held to maturity
 (fair value $7,330 and $4,960) .........................      7,468      4,987
Loans held for sale (fair value $904 and $5,136) ........        894      5,102
Loans receivable, net of allowance for
 loan losses of $4,478 and $4,349........................    602,373    586,918
Investments in joint ventures ...........................      9,247      7,090
Federal Home Loan Bank stock ............................      7,657      5,814
Accrued interest receivable, net ........................      4,958      4,897
Premises and equipment, net .............................      8,807      9,129
Real estate owned .......................................      2,109      2,050
Prepaid expenses and other assets .......................      4,224      4,404
Cash surrender value of life insurance ..................      6,240      6,095
Goodwill ................................................      1,546      1,596
                                                            --------   --------

   TOTAL ASSETS .........................................   $791,564   $744,509
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ................................................   $568,968   $579,882
Advances from Federal Home Loan Bank ....................    142,892     87,895
Senior debt .............................................      7,345      1,000
Other borrowings ........................................      1,240      1,515
Advance payments by borrowers for taxes and insurance ...        317        270
Accrued expenses and other liabilities ..................      4,798      4,312
                                                            --------   --------
   Total liabilities ....................................    725,560    674,874
                                                            --------   --------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding:   None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding:................................      8,171      8,512
     4,716,411 shares at December 31, 1999
     4,984,814 shares at June 30, 1999
 Retained earnings, restricted...........................     58,634     61,699
Accumulated other comprehensive income (loss),
 net of taxes............................................       (801)      (576)
                                                           ---------  ---------

   Total shareholders' equity............................     66,004     69,635
                                                            --------   --------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY............  $ 791,564  $ 744,509
                                                            ========   ========


See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                                                    Three Months Ended           Six Months Ended
                                                                       December 31,                 December 31,
                                                                -----------------------------------------------------
Interest income:                                                    1999         1998           1999           1998
                                                                ----------   -----------    -----------   -----------
 Loans receivable ..........................................   $    12,391   $    12,676    $    24,487   $    25,324
 Securities available for sale and held to maturity ........         1,627           931          2,834         1,916
 Other interest income .....................................           103            87            254           215
                                                               -----------   -----------    -----------   -----------
Total interest income ......................................        14,121        13,694         27,575        27,455
                                                               -----------   -----------    -----------   -----------

Interest expense:
 Deposits ..................................................         5,855         6,036         11,708        12,310
 Advances and borrowings ...................................         1,957         1,626          3,320         3,139
                                                               -----------   -----------    -----------   -----------
Total interest expense .....................................         7,812         7,662         15,028        15,449
                                                               -----------   -----------    -----------   -----------

Net interest income ........................................         6,309         6,032         12,547        12,006
Provision for loan losses ..................................           441           230            633           474
                                                               -----------   -----------    -----------   -----------
Net interest income after provision for loan losses ........         5,868         5,802         11,914        11,532
                                                               -----------   -----------    -----------   -----------
Other income:
 Gain on sale of loans .....................................           223         1,080            449         1,824
 Gain(loss) on sale of securities ..........................            --            --              2             2
 Income from joint ventures ................................           145            80            307           169
 Insurance, annuity income, other fees .....................           273           319            521           704
 Service fees on NOW accounts ..............................           563           521          1,109         1,032
 Net gain (loss) on real estate owned and repossessed assets            13            (8)            26            15
 Loan servicing income .....................................           236           219            528           415
 Miscellaneous .............................................           417           618            789           989
                                                               -----------   -----------    -----------   -----------
Total other income .........................................         1,870         2,829          3,731         5,150
                                                               -----------   -----------    -----------   -----------

Other expenses:
 Compensation and employee benefits ........................         2,167         2,085          4,281         4,179
 Occupancy and equipment ...................................           632           581          1,250         1,151
 Service bureau expense ....................................           207           198            412           362
 Federal insurance premium .................................            84            78            165           158
 Marketing .................................................           134           152            207           258
 Goodwill amortization .....................................            25            25             50            50
 Miscellaneous .............................................           891         1,165          1,710         1,873
                                                               -----------   -----------    -----------   -----------
Total other expenses .......................................         4,140         4,284          8,075         8,031
                                                               -----------   -----------    -----------   -----------

Income before income taxes .................................         3,598         4,347          7,570         8,651
Income tax provision .......................................         1,471         1,712          3,050         3,411
                                                               -----------   -----------    -----------   -----------
Net Income .................................................   $     2,127   $     2,635    $     4,520   $     5,240
                                                               ===========   ===========    ===========   ===========

Basic earnings per common share ............................   $      0.44   $      0.51    $      0.93   $      1.02
Dilutive earnings per common share .........................   $      0.42   $      0.49    $      0.88   $      0.96

Basic weighted average number of shares ....................     4,799,167     5,118,879      4,876,100     5,130,241
Dilutive weighted average number of shares .................     5,038,624     5,420,622      5,141,914     5,449,727
Dividends per share ........................................   $     0.138   $     0.110    $     0.263   $     0.210

See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                       Six Months Ended
(unaudited)                                                             December 31,
                                                                 ----------------------
                                                                    1999         1998
                                                                 ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................   $   4,520    $   5,240
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and depreciation ...         998          463
     Provision for loan losses ...............................         633          474
     Net gain from sale of loans .............................        (449)      (1,824)
     Net (gain)/loss from sale of investment securities ......          (2)          (2)
     Net gain from joint ventures; real estate owned .........        (332)        (184)
     Loan fees deferred (recognized), net ....................          73          (15)
     Proceeds from sale of loans held for sale ...............      30,575      127,274
     Origination of loans held for sale ......................     (25,918)    (132,013)
     Increase (decrease)  in accrued interest and other assets      (2,895)      (9,562)
     Increase (decrease) in other liabilities ................         533       (1,604)
                                                                 ---------    ---------
Net cash provided by (used in) operating activities ..........       7,736      (11,753)
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .............................     (16,161)       3,603
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ..........................         341        3,322
        Securities available for sale ........................       1,250        4,528
     Sales of:
        Securities available for sale ........................       9,197       11,144
        Real estate owned and other asset sales ..............       1,215          356
Purchases of:
     Loans ...................................................          --       (1,033)
     Securities available for sale ...........................     (38,530)     (15,718)
     Securities held to maturity .............................      (3,017)        (855)
     Federal Home Loan Bank stock ............................      (1,843)        (358)
Increase in cash surrender value of life insurance ...........        (145)        (143)
Acquisition of property and equipment, net ...................        (387)        (505)
                                                                 ---------    ---------
Net cash provided by (used in) investing activities ..........     (48,080)       4,341
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net .........................     (10,914)      12,425
Proceeds from borrowings .....................................      75,345       48,450
Repayment of borrowings ......................................     (14,003)     (40,300)
Net proceeds from (net repayment of) overnight borrowings ....        (275)      (2,589)
Common stock options exercised ...............................          75          243
Repurchase of common stock ...................................      (6,744)      (2,033)
Payment of dividends on common stock .........................      (1,257)      (1,072)
                                                                 ---------    ---------
Net cash provided by (used in) financing activities ..........      42,227       15,124
                                                                 ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................       1,883        7,712
Cash and cash equivalents, beginning of period ...............      32,906       24,367
                                                                 ---------    ---------
Cash and cash equivalents, end of period .....................   $  34,789    $  32,079
                                                                 =========    =========

Supplemental information:
Cash paid for interest .......................................   $  14,835    $  15,452
Cash paid for income taxes ...................................   $   2,305    $   4,160
Assets acquired through foreclosure ..........................   $   1,023    $     785

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


                   Notes to Consolidated Financial Statements


1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at December 31, 1999, and for the three and six month period ended December 31, 1999, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.  Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.


3.  Earnings  Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                    Three months ended       Six months ended
                                        December 31,            December 31,
                                     1999        1998        1999        1998
                                     ----        ----        ----        ----
Basic EPS:
Weighted average common shares .   4,799,167   5,118,879   4,876,100   5,130,241
                                   =========   =========   =========   =========
Diluted EPS:
Weighted average common shares .   4,799,167   5,118,879   4,876,100   5,130,241
Dilutive effect of stock options     239,457     301,743     265,814     319,486
                                   ---------   ---------   ---------   ---------

Weighted average common and
 incremental shares ............   5,038,624   5,420,622   5,141,914   5,449,727
                                   =========   =========   =========   =========

4.  Comprehensive Income

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

The following is a summary of the Corporation's total comprehensive income for the interim three month and six period ended December 31, 1999 and 1998 under FAS 130:

                                                                Three months ended      Six months ended
                                                                    December 31,           December 31,
                                                                    ------------           ------------
                                                                  1999       1998       1999       1998
                                                                  ----       ----       ----       ----
Net Income ..................................................   $ 2,127    $ 2,635    $ 4,520    $ 5,240
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period      (225)      (303)      (438)        71
       Reclassification adjustment for (gains) losses
          included in net income ............................        --         --         (2)        (2)
                                                                -------    -------    -------    -------
Other comprehensive income ..................................      (225)      (303)      (440)        69
                                                                -------    -------    -------    -------
Comprehensive Income ........................................   $ 1,902    $ 2,332    $ 4,080    $ 5,309
                                                                =======    =======    =======    =======



5.  Segments

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

RESULTS OF OPERATIONS:
Quarter Ended December 31, 1999 Compared to Quarter Ended December 31, 1998

General
The Company reported net income of $2,127,000 for the quarter ended December 31, 1999, compared to $2,635,000 for the quarter ended December 31, 1998, a decrease of $508,000 or 19.3%. Basic earnings per common share for the current quarter were $0.44 compared to $0.51 for the quarter ended December 31, 1998. Dilutive earnings per common share were $0.42 compared to $0.49 for the quarter ended December 31, 1998.

Net Interest Income
Net interest income before provision for loan losses increased by $277,000 for the quarter ended December 31, 1999, compared to the quarter ended December 31, 1998. The increase is primarily due to a small increase in the interest rate spread of 9 basis points, for the three month period ended December 31, 1999 as compared to the three month period ended December 31, 1998. This increase in interest rate spread is the result of rates declining slower on interest earning assets than on interest bearing liabilities.

The provision for loan losses increased $211,000 for the quarter ended December 31, 1999 compared to the quarter ended December 31, 1999, due to the charge off of a commercial loan. At December 31, 1999, the loan loss allowance covered 84% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and economic conditions, the allowance balance appears adequate at December 31, 1999.

  Quarter ending December 31: (in thousands)               1999       1998
  ------------------------------------------               ----       ----
Allowance beginning balance ..........................   $ 4,433    $ 4,325
Provision for loan losses ............................       441        230
Charge-offs ..........................................      (422)      (161)
Recoveries ...........................................        27         19
                                                         -------    -------
Loan Loss Allowance ..................................   $ 4,478    $ 4,413
                                                         =======    =======

  Allowance to Total Loans............................       .74%       .72%
  Allowance to Nonperforming Assets...................        84%        74%


Interest Income
Total interest income for the three-month period ended December 31, 1999, increased $427,000, or 3.1%, over the same period of the prior year. The average balance of interest earning assets increased $32,839,000. The effect on interest income of the increase in average balances was slightly offset by the negative effect on interest income of a 13 basis points decline in the weighted average interest rate earned on interest bearing assets for the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998.

Interest Expense
Total interest expense for the three-month period ended December 31, 1999 increased $150,000, or 2.0%, as compared to the same period a year ago. The increase in interest expense for the three month period ended December 31, 1999, compared to the same period ended December 31, 1998, was the net result of an increase of $45,243,000 in the average balances of interest bearing liabilities, being offset by a 22 basis point decline in the rates paid on interest bearing liabilities.

Other Income
Total other income for the three-month period ended December 31, 1999, decreased $959,000 or 33.9% over the same period a year ago. This decrease was due primarily to a decrease of $857,000 in the gain on sale of loans. Loan sales in the secondary market fell $67,608,000 or 86.4% to $10,631,000 in the quarter ended December 31, 1999 from sales of $78,239,000 in the same quarter last year. The decline in loan sales is attributable to the rise in interest rates, which has had a negative impact on the Bank's refinancing volume.

An additional factor, which reduced other income, was a $201,000 decline in miscellaneous income in the quarter ended December 31, 1999 as compared to the quarter ended December 31, 1998. The decrease was due primarily to the income received in the quarter ended December 1998 from a lease buyout of $159,000 and a prior year tax refund of $59,000.

Other Expenses
Total other expenses for the three-month period ended December 31, 1999, decreased $144,000 over the same period ended December 31, 1998. This decrease is due primarily to a $274,000 decrease in miscellaneous expenses resulting from a $298,000 write off of bad checks and a write down of $118,000 on the value of the building held by the Company for investment reflecting the lease buy out, and the expensing of $39,000 of deferred costs associated with the same building, which occurred in the quarter ending December 31, 1998. These decreases in miscellaneous expenses were offset by increases in miscellaneous expenses occurring in the quarter ending December 31, 2000 attributable primarily to consulting fees and real estate owned expenses.

Six-months  Ended  December 31, 1999 Compared to Six-months  Ended  December 31,
1998:

General
The Company reported net income of $4,520,000, or $.88 per dilutive common share, for the six-months ended December 31, 1999, compared to $5,240,000, or $.96 per dilutive common share, for the same period a year ago, a decrease of $720,000.

Net Interest Income
Net interest income before provision for loan losses increased $541,000 for the six-month period ended December 31, 1999, compared to the same period ended December 31, 1998. The reasons for this decrease were primarily the same as for the three-month period ended December 31, 1999. Net interest income after provision for loan losses increased by $382,000 for the six-month period ended December 31, 1999.

The change to the loan loss allowance for the six-month period ended December 31, 1999 is as follows:

Six months ending December 31: (in thousands)       1999       1998
---------------------------------------------       ----       ----
Allowance beginning balance....................   $ 4,349    $ 4,243
Provision for loan losses .....................       633        473
Charge-offs ...................................      (550)      (336)
Recoveries ....................................        46         33
                                                  -------    -------
Loan Loss Allowance ...........................   $ 4,478    $ 4,413
                                                  =======    =======

  Allowance to Total Loans.....................       .74%       .72%
  Allowance to Nonperforming Assets............        84%        74%

Interest Income
Total interest income for the six-month period ended December 31, 1999 increased $120,000, compared to the six-month period ended December 31, 1998. The increase in interest income was due to an increase in average balances of $23,332,000 for the six-month period ended December 31, 1999 as compared to the six-month period ended December 31, 1998. The increase in interest income was mitigated by a decline of 24 basis points in the weighted average interest rate earned on interest bearing assets.

Interest Expense
Total interest expense for the six-months ended December 31, 1999 decreased $421,000, compared to the six-month period ended December 31, 1998. This decrease was due primarily to a 35 basis point decline in the weighted average cost of funds for the three-month period ended December 31, 1999 as compared to the same period ended December 31, 1998. The decrease in interest expense was offset by increases in average balances of deposits and borrowings outstanding of $71,562,000.

Other Income
Total other income for the six-month period ended December 31, 1999 decreased $1,400,000 as compared to the same period one year ago. The primary decrease in other income is attributable to decreases in gain on sale of loans reflective of the second quarter decreases detailed above. Smaller additional decreases in other income were a $183,000 decrease in insurance, annuity income and other fees due to a $207,000 decrease in income from annuity and brokerage sales. This decrease in brokerage fees reflects a change in the way the Bank is compensated for brokerage sales which reduces initial fees received, but will generate future income from the management of clients' accounts. Additionally a $200,000 decrease in miscellaneous income as discussed in the quarterly results also added to the reduction in other income. Factors reducing the decline of other income include increases in joint venture income of $138,000 and loan servicing income of $113,000 for the six month period ended December 31, 1999 as compared to the same period ended December 31, 1998. These increases were attributable to the Bank's continued development of joint venture partnerships, as well as the increase in the Bank's servicing portfolio.

Other Expenses
Total other expenses for the six-month period ended December 31, 1999 remained relatively stable increasing less than one percent or $44,000. This small increase is the result of the net effect of several factors, including the previously mentioned decreases in miscellaneous expenses discussed in the three month period ended December 31, 1999. In addition to the decreases in miscellaneous expenses, increases were recorded in compensation expense of $102,000 due to normal salary increases, as well as a $99,000 increase in occupancy and equipment due primarily to increased depreciation associated with shorter lived technology assets.


FINANCIAL CONDITION:
Total assets showed an increase of $47,055,000 from June 30, 1999, to December 31, 1999. Securities available for sale increased $27,731,000 that was funded primarily by Federal Home Loan Bank advances, which increased $54,997,000. The increase in FHLB advances also made up the shortfall in liquidity due to the decline in deposits of $10,914,000 and funded the increase in loans receivable of $15,455,000.

Shareholders' equity decreased $3,631,000 during the same period. Retained earnings decreased $3,065,000 which was the result of increases from net income of $4,520,000 and decreases of $1,257,000 for dividends paid and decreases of $6,328,000 from the repurchase of the Company's common stock. Common stock decreased $341,000 due to stock repurchases of $416,000, which was offset by stock options exercises of $75,000 during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had an accumulated other comprehensive loss from unrealized losses in its available for sale portfolio of $801,000, or a $225,000 decrease in shareholders' equity from the June 30, 1999 loss position of $576,000.

At December 31, 1999, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                                        To Be Categorized
                                                                                       As "Well Capitalized"
                                                                                           Under Prompt
                                                                   For  Capital         Corrective Action
  (dollars in thousands)                      Actual            Adequacy Purposes            Provisions
------------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount     Ratio        Amount     Ratio
                                         ------    -----        ------     -----        ------     -----
   Tangible capital (to total assets)   $62,489     8.00%       $11,722     1.50%           N/A      N/A
   Core capital (to total assets)       $62,489     8.00%       $31,259     4.00%           N/A      N/A
   Total risk-based capital
      (to risk-weighted assets)         $66,427    11.32%       $46,927     8.00%       $58,659    10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $62,489    10.65%           N/A      N/A        $35,195     6.00%
   Tier 1 leverage capital
      (to average assets)               $62,489     8.31%           N/A      N/A        $37,609     5.00%


Liquidity and Capital Resources
The minimum liquidity allowed by law is 4%. At December 31, 1999, the Bank's average liquidity ratio was 23.8%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 1999, the Bank had $142,892,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $20,508,000 and commitments to sell loans of $2,785,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


YEAR 2000 READINESS DISCLOSURE

Readiness Efforts Overview
In 1997, Home Federal Bancorp faced the challenge of the Year 2000 issue by developing a comprehensive project plan to address the problem as it related to the Company's operation. The Plan was approved by the Board of Directors and implemented by a project team consisting of key members of the technology staff, representatives of all functional business units and senior management. Management responsibility for the Plan was assigned to the Vice President of Data Processing Compliance whose duties were realigned to serve primarily as the Year 2000 project leader.

An assessment of the impact of the Year 2000 issue on the Company's computer systems was completed and critical systems were identified. The scope of the assessment included not only the Company's internal operational and environmental systems, but also an evaluation of the risk posed by the impact of the problem on its major customers.

Since the Company relies heavily on third party vendors and service providers for its data processing capabilities, formal communications with those providers were initiated in 1997 to assess the Year 2000 readiness of their products and services. Monitoring of their progress in meeting their targeted schedule continued throughout the project. All systems, critical and non-critical, were deemed compliant by the vendors and service providers and were internally tested for compliance by the Company where practical and feasible. Realizing that some disruption might occur despite its best efforts, the Company developed and tested contingency plans for each critical system in the event of one or more system failures.

Transition from 1999 to 2000
Home Federal Bancorp entered the Year 2000 smoothly and unaffected by the date change. Key employees at all offices worked during the rollover weekend to check the functionality of all major systems and reported the test results to a central command center. The technical project team monitored all testing and immediately investigated all reported incidents or problems to determine if a Year 2000 problem existed. No problems reported were directly related the Year 2000 date change - only typical computer problems that occur during the normal course of business.

All systems, critical and non-critical, have been checked for Year 2000 related problems. To date, no material issues have been reported, and all facilities, systems and operations are functioning normally. Monitoring of critical systems and processes will continue through the remaining critical dates in 2000, which includes, but is not limited to, the leap year transition period.

Costs
The Company used internal resources to implement its readiness plan and to upgrade or replace and test systems affected by the Year 2000 issue. The total cost to the Company of these Year 2000 compliance activities has not been material to its financial position or results of operations in any given year. In total, the incremental costs, excluding personnel expenses, for Year 2000 remediation and testing of its computer systems has not exceeded $75,000 over the three-year period from 1997 through 1999. This amount does not include the cost to replace fully depreciated systems during this period, which occurred in the normal course of business and was not directly attributable to the Year 2000 issue.

Supplemental Data:                             Three Months Ended  Year to Date
                                                  December 31,     December 31,
                                               -----------------  -------------
                                                  1999    1998     1999    1998
Weighted average interest rate earned
    on total interest-earning assets ...........  7.93%   8.06%    7.88%   8.12%
Weighted average cost of total
    interest-bearing liabilities ...............  4.45%   4.67%    4.38%   4.73%
Interest rate spread during period .............  3.48%   3.39%    3.50%   3.39%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis) 3.54% 3.55% 3.59% 3.55% Total interest income divided by average
    total assets (on annualized basis) .........  7.31%   7.45%    7.25%   7.53%
Total interest expense divided by
    average total assets (on annualized basis) . 4.01% 4.14% 3.92% 4.20% Net interest income divided by average
    total assets (on annualized basis) .........  3.26%   3.28%    3.30%   3.29%

Return on assets (net income divided by
    average total assets on annualized basis) ..  1.10%   1.43%    1.19%   1.44%
Return on equity (net income divided by
    average total equity on annualized basis) .. 12.67%  15.16%   13.20%  15.25%

Net interest margin to average
      earning Assets ...........................  3.54%   3.55%    3.59%   3.55%
Net interest margin to average assets ..........  3.26%   3.28%    3.30%   3.29%






                                                At December 31,
                                                ---------------
                                                 1999    1998
                                                 ----    ----

Book value per share outstanding ............   $13.99  $13.66

Interest rate spread ........................     3.38%   3.36%

Nonperforming Assets:
      Loans: Non-accrual ....................   $3,106  $5,079
             Past due 90 days or more .......       --      --
             Restructured ...................      117      --
                                                 -----   -----
      Total nonperforming loans .............    3,223   5,079
      Real estate owned, net ................    2,044     801
      Other repossessed assets, net .........       65     120
                                                 -----   -----
      Total Nonperforming Assets ............   $5,332  $6,000

Nonperforming assets divided by total assets.    0.67%    0.81%
Nonperforming loans divided by total loans ..    0.53%    0.83%

Balance in Allowance for Loan Losses ........   $4,478  $4,413

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.


In the opinion of management the results for the quarter ended December 31, 1999 will not be materially different from the results presented on page 12 of the annual report for fiscal year 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.



                                                        For    Votes Withheld
                                                        ---    --------------
1. Election of the following director nominees:

John K. Keach, Jr.
(three year term)................................    4,403,915      48,363
David W. Laitinen, M.D.
(three year term)................................    4,403,915      48,363


                                                        For    Against  Abstain
                                                        ---    -------  -------
2. Approval and ratification of
    Home Federal Bancorp 1999
    Stock Option Plan............................    2,296,795  836,096  302,680

Item 5.  Other information

N/A


Item 6.  Exhibits and Reports on Form 8-K

(a) N/A

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                  Home Federal Bancorp



DATE:  February 11, 2000           /S/ Lawrence E. Welker
       -----------------          ---------------------------------------------
                                  Lawrence E. Welker, Executive Vice President,
                                  Treasurer, and Chief Financial Officer