Form 10-Q
period 2000-03-31
HOME FEDERAL BANCORP
filed 2000-05-12
CIK 867493

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 2000.

            Common Stock, no par value - 4,732,085 shares outstanding

                              HOME FEDERAL BANCORP

                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

   PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements


               Consolidated Balance Sheets
                  (unaudited) ...........................................   3

               Consolidated Statements of Income
                  (unaudited) ...........................................   4

               Consolidated Statements of Cash Flows
                  (unaudited) ...........................................   5

               Forward Looking Statements ...............................   6

               Notes to Consolidated Financial
                  Statements ............................................   6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations ...............................................   8


PART II. OTHER INFORMATION

Item 3.  Quantitative and Qualitative Analysis of Financial
               Condition and Results of Operations ......................  13

Item 4.  Submission of Matters to a Vote of Security Holders ............  13

Item 5.  Other Information ..............................................  13

Item 6.  Exhibits and Reports on Form 8-K ...............................  13


Signatures ..............................................................  14

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

                                                                           March 31,    June 30,
                                                                             2000         1999
                                                                          ---------    ---------
ASSETS:

Cash ..................................................................   $  20,556    $  21,377
Interest-bearing deposits .............................................       4,300       11,529
                                                                          ---------    ---------
  Total cash and cash equivalents .....................................      24,856       32,906
                                                                          ---------    ---------

Securities available for sale at fair value (amortized cost $101,918
     and $74,482) .....................................................     100,141       73,521
Securities held to maturity (fair value $6,782 and $4,960) ............       6,933        4,987
Loans held for sale (fair value $1,560 and $5,136) ....................       1,548        5,102
Loans receivable, net of allowance for loan losses of $4,735 and $4,349     627,616      586,918
Investments in joint ventures .........................................      10,433        7,090
Federal Home Loan Bank stock ..........................................       7,657        5,814
Accrued interest receivable, net ......................................       5,195        4,897
Premises and equipment, net ...........................................       9,230        9,129
Real estate owned .....................................................       1,488        2,050
Prepaid expenses and other assets .....................................       4,491        4,404
Cash surrender value of life insurance ................................       6,315        6,095
Goodwill ..............................................................       1,520        1,596
                                                                          ---------    ---------

   TOTAL ASSETS .......................................................   $ 807,423    $ 744,509
                                                                          =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits ..............................................................   $ 577,149    $ 579,882
Advances from Federal Home Loan Bank ..................................     146,991       87,895
Senior debt ...........................................................       6,845        1,000
Other borrowings ......................................................       2,205        1,515
Advance payments by borrowers for taxes and insurance .................         766          270
Accrued expenses and other liabilities ................................       5,858        4,312
                                                                          ---------    ---------
   Total liabilities ..................................................     739,814      674,874
                                                                          ---------    ---------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding:  None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: .............................................       8,269        8,512
     4,729,046 shares at March 31, 2000
     4,984,814 shares at June 30, 1999
 Retained earnings, restricted ........................................      60,406       61,699
Accumulated other comprehensive income (loss), net of taxes ...........      (1,066)        (576)
                                                                          ---------    ---------

   Total shareholders' equity .........................................      67,609       69,635
                                                                          ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........................   $ 807,423    $ 744,509
                                                                          =========    =========



See notes to unaudited consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                                    March 31,             March 31,
                                                               -------------------   ------------------
Interest income:                                                 2000       1999       2000      1999
                                                               -------    -------    -------    -------
 Loans receivable ..........................................   $12,922    $12,120    $37,409    $37,444
 Securities available for sale and held to maturity ........     1,712        978      4,546      2,894
 Other interest income .....................................       131        201        385        416
                                                               -------    -------    -------    -------
Total interest income ......................................    14,765     13,299     42,340     40,754
                                                               -------    -------    -------    -------

Interest expense:
 Deposits ..................................................     5,991      5,840     17,699     18,150
 Advances and borrowings ...................................     2,282      1,560      5,602      4,699
                                                               -------    -------    -------    -------
Total interest expense .....................................     8,273      7,400     23,301     22,849
                                                               -------    -------    -------    -------

Net interest income ........................................     6,492      5,899     19,039     17,905
Provision for loan losses ..................................       404        301      1,037        775
                                                               -------    -------    -------    -------
Net interest income after provision for loan losses ........     6,088      5,598     18,002     17,130
                                                               -------    -------    -------    -------

Other income:
 Gain on sale of loans .....................................       106      1,012        555      2,836
 Gain on sale of securities ................................      (118)        --       (116)         2
 Income from joint ventures ................................       184         98        491        267
 Insurance, annuity income, other fees .....................       327        270        848        974
 Service fees on NOW accounts ..............................       510        490      1,619      1,522
 Net gain (loss) on real estate owned and repossessed assets        66        (13)        92          2
 Loan servicing income .....................................       293        367        821        782
 Miscellaneous .............................................       416        409      1,205      1,398
                                                               -------    -------    -------    -------
Total other income .........................................     1,784      2,633      5,515      7,783
                                                               -------    -------    -------    -------

Other expenses:
 Compensation and employee benefits ........................     2,256      2,204      6,537      6,382
 Occupancy and equipment ...................................       620        596      1,870      1,747
 Service bureau expense ....................................       225        225        637        587
 Federal insurance premium .................................        30         82        195        240
 Marketing .................................................       114        130        321        388
 Goodwill amortization .....................................        26         25         76         75
 Miscellaneous .............................................       789        751      2,499      2,625
                                                               -------    -------    -------    -------
Total other expenses .......................................     4,060      4,013     12,135     12,044
                                                               -------    -------    -------    -------

Income before income taxes .................................     3,812      4,218     11,382     12,869
Income tax provision .......................................     1,389      1,663      4,439      5,074
                                                               -------    -------    -------    -------
Net Income .................................................   $ 2,423    $ 2,555    $ 6,943    $ 7,795
                                                               =======    =======    =======    =======

Basic earnings per common share.............................   $ 0.51     $ 0.50     $ 1.44     $ 1.53
Dilutive earnings per common share..........................   $ 0.49     $ 0.48     $ 1.37     $ 1.44

Basic weighted average number of shares.....................   4,721,663  5,061,561  4,824,995  5,107,682
Dilutive weighted average number of shares..................   4,935,997  5,331,228  5,071,626  5,410,631
Dividends per share.........................................   $0.138     $0.110     $0.400     $0.320

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

                                                                    Nine Months Ended
                                                                        March 31,
                                                                 ----------------------
                                                                    2000          1999
                                                                 ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...................................................   $   6,943    $   7,795
Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Accretion of discounts, amortization and depreciation ...       1,486          523
     Provision for loan losses ...............................       1,037          775
     Net gain from sale of loans .............................        (555)      (2,836)
     Net (gain)/loss from sale of investment securities ......         116           (2)
     Net gain from joint ventures; real estate owned .........        (582)        (269)
     Loan fees deferred (recognized), net ....................          65          (89)
     Proceeds from sale of loans held for sale ...............      36,811      191,965
     Origination of loans held for sale ......................     (32,702)    (182,732)
     Increase (decrease)  in accrued interest and other assets      (4,983)      (3,162)
     Increase (decrease) in other liabilities ................       2,042       (1,335)
                                                                 ---------    ---------
Net cash provided by (used in) operating activities ..........       9,678       10,633
                                                                 ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

Net principal disbursed on loans .............................     (39,287)      (1,362)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ..........................         876        4,560
        Securities available for sale ........................       1,873        6,822
     Sales of:
        Securities available for sale ........................      17,573       17,144
        Real estate owned and other asset sales ..............       2,618          792
Purchases of:
     Loans ...................................................      (2,513)      (5,170)
     Securities available for sale ...........................     (47,048)     (34,511)
     Securities held to maturity .............................      (3,017)        (855)
     Federal Home Loan Bank stock ............................      (1,843)        (358)
Increase in cash surrender value of life insurance ...........        (220)        (215)
Acquisition of property and equipment, net ...................      (1,159)        (829)
                                                                 ---------    ---------
Net cash provided by (used in) investing activities ..........     (72,147)     (13,982)
                                                                 ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase (decrease) in deposits, net .........................      (2,733)      20,727
Proceeds from borrowings .....................................      86,345       52,290
Repayment of borrowings ......................................     (21,404)     (53,181)
Net proceeds from (net repayment of) overnight borrowings ....         690       (1,465)
Common stock options exercised ...............................         173          695
Repurchase of common stock ...................................      (6,744)      (4,042)
Payment of dividends on common stock .........................      (1,908)      (1,627)
                                                                 ---------    ---------
Net cash provided by (used in) financing activities ..........      54,419       13,397
                                                                 ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ....................      (8,050)      10,048
Cash and cash equivalents, beginning of period ...............      32,906       24,367
                                                                 ---------    ---------
Cash and cash equivalents, end of period .....................   $  24,856    $  34,415
                                                                 =========    =========

Supplemental information:

Cash paid for interest .......................................   $  23,069    $  22,933
Cash paid for income taxes ...................................   $   3,769    $   5,175
Assets acquired through foreclosure ..........................   $   1,698    $   1,442


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

                   Notes to Consolidated Financial Statements

1.  Basis of Presentation
-------------------------
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings Bank (the "Bank"). These consolidated interim financial statements at March 31, 2000, and for the three and nine month period ended March 31, 2000, have not been examined by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

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

3. Earnings  Per Share
----------------------
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                      Three months ended       Nine months ended
                                           March 31,               March 31,
                                     -------------------       -----------------
                                       2000        1999         2000       1999
                                       ----        ----         ----       ----
Basic EPS:
  Weighted average common shares .   4,721,663   5,061,561   4,824,995   5,107,682
                                     =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares .   4,721,663   5,061,561   4,824,995   5,107,682
  Dilutive effect of stock options     214,334     269,667     246,631     302,949
                                     ---------   ---------   ---------   ---------
 Weighted average common and
  incremental shares ............... 4,935,997   5,331,228   5,071,626   5,410,631
                                     =========   =========   =========   =========

4. Comprehensive Income
-----------------------
The Corporation adopted FAS 130, "Comprehensive Income", effective July 1, 1998. It requires that changes in the amounts of certain items and gains and losses on certain securities be shown in the financial statements. FAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. All prior year financial statements have been reclassified for comparative purposes.

The following is a summary of the Corporation's total comprehensive income for the interim three month and nine month period ended March 31, 2000 and 1999 under FAS 130:

                                                                Three months ended    Nine months ended
                                                                    March 31,              March 31,
                                                                ------------------    ------------------
                                                                  2000       1999       2000       1999
                                                                  ----       ----       ----       ----
Net Income ..................................................   $ 2,423    $ 2,555    $ 6,943    $ 7,795
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period      (383)      (272)      (606)      (201)
       Reclassification adjustment for (gains) losses
          included in net income ............................       118         --        116         (2)
                                                                -------    -------    -------    -------
Other comprehensive income ..................................      (265)      (272)      (490)      (203)
                                                                -------    -------    -------    -------
Comprehensive Income ........................................   $ 2,158    $ 2,283    $ 6,453    $ 7,592
                                                                =======    =======    =======    =======


5. Segments
-----------
Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about a company's operating segments. In accordance with SFAS 131, management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one operating segment. Management considers parent company activity to represent an overhead function rather than an operating segment. The Company does not have a single external customer from which it derives 10 percent or more of its revenue and operates in one geographical area.

6. New Accounting Pronouncements
--------------------------------
The Financial Accounting Standards Board has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133", which amends FAS No. 133,"Accounting for Derivative Instruments and Hedging Activities", that the Company will be required to adopt in future periods. SFAS 133, as amended by SFAS 137, is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a fair value hedge, a cash flow hedge, or a hedge of foreign currency exposure. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Management has not yet quantified the effect of this new standard on the consolidated financial statements.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2000 Compared to Quarter Ended March 31, 1999
---------------------------------------------------------------------

General
-------
The Company reported net income of $2,423,000 for the quarter ended March 31, 2000, compared to $2,555,000 for the quarter ended March 31, 1999, a decrease of $132,000 or 5.2%. Basic earnings per common share for the current quarter were $0.51 compared to $0.50 for the quarter ended March 31, 1999. Dilutive earnings per common share were $0.49 compared to $0.48 for the quarter ended March 31, 1999.

Net Interest Income
-------------------
Net interest income before provision for loan losses increased by $593,000 for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999. The increase is primarily due to an increase in the interest rate spread of 24 basis points for the three month period ended March 31, 2000 as compared to the three month period ended March 31, 1999. This increase in interest rate spread is the result of rates rising faster on interest earning assets, which were up 31 basis points, than on interest bearing liabilities, which increased only 7 basis points.

The provision for loan losses increased $103,000 for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999, reflecting the growth in the loan portfolio. At March 31, 2000, the loan loss allowance covered 100.5% of non-performing loans, real estate owned and other repossessed assets. To the best of management's knowledge, and in its opinion, classified assets do not represent material credits which would cause management to have serious doubts as to the ability of such borrowers to comply with their loan repayment terms. Based on management's analysis of classified assets, loss histories and economic conditions, the allowance balance appears adequate at March 31, 2000.

    Quarter ending March 31: (in thousands)        2000       1999
    ---------------------------------------        ----       ----
    Allowance beginning balance................   $4,478     $4,413
    Provision for loan losses..................      404        301
    Charge-offs................................     (168)      (274)
    Recoveries.................................       21         30
                                                  ------     ------
    Loan Loss Allowance........................   $4,735     $4,470
                                                  ======     ======

    Allowance to Total Loans...................      .75%       .75%
    Allowance to Nonperforming Assets..........      100%        59%


Interest Income
---------------
Total interest income for the three-month period ended March 31, 2000, increased $1,466,000, or 11.0%, over the same period of the prior year. The average balance of interest earning assets increased $45,945,000. Another factor effecting the increase in interest income was a 31 basis point increase in the weighted average interest rate earned on interest bearing assets to 8.0% for the quarter ended March 31, 2000 from 7.7% for the quarter ended March 31, 1999.

Interest Expense
----------------
Total interest expense for the three-month period ended March 31, 2000 increased $873,000, or 11.8%, as compared to the same period a year ago. The increase in interest expense for the three month period ended March 31, 2000, compared to the same period ended March 31, 1999, was the net result of an increase of $59,951,000 in the average balances of interest bearing liabilities, being augmented by a 7 basis point increase in the rates paid on interest bearing liabilities.

Other Income
------------
Total other income for the three-month period ended March 31, 2000, decreased $849,000 or 32.2% over the same period a year ago. This decrease was due primarily to a decrease of $906,000 in the gain on sale of loans. Loan sales in the secondary market fell $58,232,000 or 93.2% to $4,273,000 in the quarter ended March 31, 2000 from sales of $62,505,000 in the same quarter last year. The decline in loan sales is attributable to the rise in interest rates, which has in turn reduced the Bank's fixed rate loan originations. The Bank currently only sales fixed rate loans in the secondary market. Therefore as the Bank's fixed rate loan originations decline, so does the income from the sale of these loans in the secondary market decline.

An additional factor, which reduced other income, was an $118,000 loss on the sale of securities in the quarter ended March 31, 2000 as compared to the quarter ended March 31, 1999. This loss on security sales resulted from the partial restructuring of the investment portfolio to obtain a higher yield. The loss will be recouped, within one year, from higher yielding securities, which were purchased with the proceeds from the sale of lower yielding securities.

Other Expenses
--------------
Total other expenses for the three-month period ended March 31, 2000, remained fairly stable increasing 1.2% or $47,000 over the same period ended March 31, 1999. All categories within the other expenses section showed only slight increases or decreases for the comparative quarters ended March 31, 2000 and March 31, 1999. The largest dollar increase was $52,000 in compensation and employee benefits. This increase was the net result of several factors including normal salary increases, increases in employee retirement plan expense and decreases in other employee benefits. The largest dollar decrease was also $52,000 reflecting the drop in the federal insurance premium on insured deposits.

Nine months Ended March 31, 2000 Compared to Nine months Ended March 31, 1999:
------------------------------------------------------------------------------

General
-------
The Company reported net income of $6,943,000, or $1.44 per basic and $1.37 per dilutive common share, for the nine months ended March 31, 2000, compared to $7,795,000, or $1.53 per basic and $1.44 per dilutive common share, for the same period a year ago, a decrease of $852,000.

Net Interest Income
-------------------
Net interest income before provision for loan losses increased $1,134,000 for the nine month period ended March 31, 2000, compared to the same period ended March 31, 1999. Factors affecting this increase was the changing mix of interest bearing liabilities as the average balance in higher yielding certificates of deposit declined and lower yielding money market funds increased, bringing the average rate paid on interest bearing liabilities down 20 basis points.
Additionally, the rate earned on interest earning assets, was down 5 basis points, as the growth in interest bearing assets occurred primarily in the home equity product that was offered at a teaser rate. Net interest income after provision for loan losses increased by $872,000 for the nine month period ended March 31, 2000.

The change to the loan loss allowance for the nine month period ended March 31, 2000 is as follows:

   Nine months ending March 31: (in thousands)        2000        1999
   -------------------------------------------        ----        ----
   Allowance beginning balance...................    $4,349      $4,243
   Provision for loan losses.....................     1,037         775
   Charge-offs...................................      (718)       (610)
   Recoverie.....................................        67          62
                                                     ------      ------
   Loan Loss Allowance...........................    $4,735      $4,470

   Allowance to Total Loans......................       .75%        .75%
   Allowance to Nonperforming Assets.............       100%         59%


Interest Income
---------------
Total interest income for the nine month period ended March 31, 2000 increased $1,586,000, or 3.9% compared to the nine month period ended March 31, 1999. The increase in interest income was due to an increase in average balances of $30,850,000 for the nine month period ended March 31, 2000 as compared to the nine month period ended March 31, 1999. The increase in interest income was mitigated by a decline of 5 basis points in the weighted average interest rate earned on interest bearing assets.

Interest Expense
----------------
Total interest expense for the nine months ended March 31, 2000 increased $452,000, or 2.0% compared to the nine month period ended March 31, 1999. This increase was due to increases in average balances of deposits and borrowings outstanding of $41,885,000. The increase in interest expense was offset by 20 basis point decline in the weighted average cost of funds for the nine-month period ended March 31, 2000 as compared to the same period ended March 31, 1999.

Other Income
------------
Total other income for the nine month period ended March 31, 2000 decreased $2,268,000 as compared to the same period one year ago. The primary decrease in other income is attributable to a $2,281,000 decrease in gain on sale of loans reflective of the decreases detailed previously. The $118,000 loss on the sale of investment securities that was also discussed in the third quarter decreases, contributed to the decline in other income. Smaller additional decreases in other income were a $126,000 decrease in insurance, annuity income and other fees due to a $201,000 decrease in income from annuity and brokerage sales. This decrease in brokerage fees reflects a change in the way the Bank is compensated for brokerage sales which reduces initial fees received, but will generate future income from the management of clients' accounts. Additionally a $193,000 decrease in miscellaneous income resulting from income received in the nine month period ended March 31, 1999, from a nonrecurring lease buyout of $159,000 and a prior year tax refund of $59,000 also added to the reduction in other income. A factor reducing the decline of other income include increases in joint venture income of $224,000 for the nine month period ended March 31, 2000 as compared to the same period ended March 31, 1999. This increase was attributable to the Bank's newest joint venture partnerships progressing from the start up phase to an income producing phase.

Other Expenses
--------------
Total other expenses for the nine month period ended March 31, 2000 remained relatively stable increasing less than one percent or $91,000. This small increase is the result of the net effect of various factors, including the previously mentioned increase in compensation and employee benefits discussed in the three month period ended March 31, 2000. In addition to the increase in compensation and employee benefits, an increase was recorded in occupancy and equipment due primarily to increased depreciation associated with shorter lived technology assets. These increases in other expenses were primarily offset by a $126,000 decrease in miscellaneous expenses resulting from a $298,000 write off of bad checks and a write down of $118,000 on the value of the building held by the Company for investment reflecting the previously mentioned lease buy out, and the expensing of $39,000 of deferred costs associated with the same building, which occurred in the nine months ending March 31, 1999. These decreases in miscellaneous expenses were offset by increases in miscellaneous expenses occurring in the nine months ending March 31, 2000 attributable primarily to consulting fees and real estate owned expenses.


FINANCIAL CONDITION:
Total assets showed an increase of $62,914,000 from June 30, 1999, to March 31, 2000. Securities available for sale increased $26,620,000 which were funded primarily by Federal Home Loan Bank advances, which increased $59,096,000. The increase in FHLB advances also funded the increase in loans receivable of $40,698,000.

Shareholders' equity decreased $2,026,000 during the same period. Retained earnings decreased $1,293,000 which was the result of increases from net income of $6,943,000 and decreases of $1,908,000 for dividends paid and decreases of $6,328,000 from the repurchase of the Company's common stock. Common stock decreased $243,000 due to stock repurchases of $416,000, which was offset by stock options exercised of $173,000 during the period. In accordance with Statement of Accounting Standards 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company had an accumulated other comprehensive loss, net of tax, from unrealized losses in its available for sale portfolio of $1,066,000, or a $490,000 decrease in shareholders' equity from the June 30, 1999 loss position of $576,000.

At March 31, 2000, the Bank exceeded all current OTS regulatory capital requirements as follows:

                                                                                        To Be Categorized
                                                                                       As "Well Capitalized"
                                                                                           Under Prompt
                                                                   For  Capital         Corrective Action
  (dollars in thousands)                      Actual            Adequacy Purposes            Provisions
------------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount     Ratio        Amount     Ratio
                                         ------    -----        ------     -----        ------     -----
As of  March 31, 2000

   Tangible capital (to total assets)    $62,567    7.86%       $11,943     1.50%       N/A          N/A
   Core capital (to total assets)        $62,567    7.86%       $31,849     4.00%       N/A          N/A
   Total risk-based capital
      (to risk-weighted assets)          $66,785   11.05%       $48,353     8.00%      $60,441       10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)          $62,567   10.35%        N/A        N/A        $36,265        6.00%
   Tier 1 leverage capital

      (to average assets)                $62,567    8.20%        N/A        N/A        $38,160        5.00%


Liquidity and Capital Resources
The minimum liquidity allowed by law is 4%. At March 31, 2000, the Bank's average liquidity ratio was 20.1%. Historically, the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity regulations above the minimum requirements imposed by such regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2000, the Bank had $146,991,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately $19,026,000 and commitments to sell loans of $4,287,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

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


Supplemental Data:                                 Three Months Ended           Year to Date
                                                        March 31,                 March 31,
                                                   ------------------        ------------------
                                                     2000      1999            2000      1999
Weighted average interest rate earned
    on total interest-earning assets..............   8.04%     7.73%           7.94%     7.99%
Weighted average cost of total
    interest-bearing liabilities..................   4.62%     4.55%           4.47%     4.67%
Interest rate spread during period................   3.42%     3.18%           3.47%     3.32%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)..   3.54%     3.43%           3.57%     3.51%
Total interest income divided by average
    total assets (on annualized basis)............   7.40%     7.17%           7.31%     7.41%
Total interest expense divided by
    average total assets (on annualized basis)....   4.17%     4.05%           4.02%     4.15%
Net interest income divided by average
    total assets (on annualized basis)............   3.25%     3.18%           3.29%     3.25%

Return on assets (net income divided by
    average total assets on annualized basis).....   1.21%     1.38%           1.20%     1.42%
Return on equity (net income divided by
    average total equity on annualized basis).....  14.54%    14.70%          13.61%    15.07%

Net interest margin to average earning Assets.....   3.54%     3.43%           3.57%     3.51%
Net interest margin to average assets.............   3.25%     3.18%           3.29%     3.25%






                                                  At March 31,
                                               ----------------
                                                 2000     1999
                                                 ----     ----

Book value per share outstanding ...........   $14.30    $13.79

Interest rate spread .......................     3.46%     3.36%

Nonperforming Assets:
      Loans: Non-accrual ...................   $2,835    $6,315
             Past due 90 days or more ......        0         0
             Restructured ..................      390         0
                                               ------    ------
      Total nonperforming loans ............    3,225     6,315
      Real estate owned, net ...............    1,447     1,028
      Other repossessed assets, net ........       41       176
                                               ------    ------
      Total Nonperforming Assets ...........   $4,713    $7,519
                                               ======    ======

Nonperforming assets divided by total assets     0.58%     1.02%
Nonperforming loans divided by total loans .     0.51%     1.05%

Balance in Allowance for Loan Losses .......   $4,735    $4,470

PART II.  OTHER INFORMATION

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results of Operations.
        ------------------------------------------------------------------------

In the opinion of management the results for the quarter ended March 31, 2000 will not be materially different from the results presented on page 12 of the annual report for fiscal year 1999.


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
N/A

Item 5.  Other information
--------------------------
N/A

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
N/A

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                  Home Federal Bancorp

DATE:   May 10, 2000              /S/ Lawrence E. Welker
       -------------              ------------------------------------------
                                  Lawrence E. Welker, Executive Vice President,
                                  Treasurer, and Chief Financial Officer