Form 10-K
period 2000-06-30
HOME FEDERAL BANCORP
filed 2000-09-28
CIK 867493

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      (Mark One)

 x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act
 of 1934

                     For the fiscal year ended June 30, 2000

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (229.405 of this chapter) is not contained  herein,  and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K X or any amendment to this Form 10-K.

The aggregate market value of the issuer's voting stock held by  non-affiliates, as of September 15, 2000, was $69,763,786.

The number of shares of the Registrant's Common Stock, no par value, outstanding as of September 15, 2000, was 4,497,856 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders  for the year ended June 30, 2000, are  incorporated  into Part II.  Portions of the Proxy  Statement  for the 2000
annual meeting of shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 39

                               Page 2 of 42 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX

Forward Looking Statements                                                             4

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial

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
The  principal  asset  of  the  Company  consists  of  100%  of the  issued  and outstanding  capital stock of Home Federal  Savings Bank ("Home  Federal" or the
"Bank" or "HFSB").

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

         Home  Federal's  primary  source of revenue is  interest  from  lending activities.  Its principal  lending  activity is the origination of conventional mortgage loans to enable  borrowers to purchase or refinance one- to four-family residential real property.  These loans are generally secured by first mortgages on the  property.  Virtually  all of the real estate  loans  originated  by Home
Federal are secured by properties located in Indiana,  although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition,  Home Federal  makes  secured and  unsecured  consumer  related  loans
(including  consumer auto loans,  second  mortgage,  home equity,  credit cards, mobile  home,  and  savings  account  loans)  and  commercial  loans  secured by mortgages on the underlying property.  At June 30, 2000,  approximately 19.2% of its loans were  consumer-related  loans and 15.1% of its loans  were  commercial mortgage and multi-family  loans.  Home Federal also makes  construction  loans, which constituted 13.0% of Home Federal's loans at June 30, 2000. Finally,  Home
Federal makes commercial loans,  which constituted 8.9% of its loans at June 30,
2000.

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
                                                                                                      At June 30,
                                             ---------------------------------------------------------------------------------------------------------------------
                                                  2000                     1999                    1998                   1997                  1996
                                                 Amount      Percent      Amount    Percent       Amount     Percent     Amount    Percent     Amount    Percent
TYPE OF LOAN                                                                                                          (Dollars in Thousands)
First mortgage loans:
      One-to-four family residential loans $        282,555     41.3% $    248,846     41.0% $      268,133     43.6% $   300,531     50.1% $   278,118     51.3%
      Commercial and multi-family                   102,974     15.1%      107,908     17.8%         97,469     15.8%      79,696     13.3%      73,853     13.6%
      Loans on property under construction           89,248     13.0%       65,997     10.9%         77,227     12.5%      54,504      9.1%      40,407      7.4%
      Loans on unimproved acreage                    17,440      2.5%       11,611      1.9%          4,664      0.8%       4,192      0.7%       3,252      0.6%
Second mortgage, home equity                         85,300     12.5%       68,873     11.3%         65,321     10.6%      63,658     10.6%      50,372      9.3%
Commercial loans                                     60,948      8.9%       56,956      9.4%         50,890      8.3%      43,112      7.2%      40,609      7.5%
Consumer loans                                        9,446      1.4%        9,250      1.5%         10,347      1.7%      11,017      1.8%      11,952      2.2%
Auto loans                                           22,587      3.3%       21,764      3.6%         23,194      3.8%      23,086      3.8%      20,883      3.8%
Mobile home loans                                     9,963      1.5%       12,048      2.0%         14,349      2.3%      16,613      2.8%      18,833      3.5%
Savings accounts loans                                3,625      0.5%        3,826      0.6%          4,071      0.7%       3,989      0.7%       4,199      0.8%
                                             -------------------------  ---------------------  -----------------------  --------------------  --------------------
      Gross loans receivable               $        684,086    100.0% $    607,079    100.0% $      615,665    100.0% $   600,398    100.0% $   542,478    100.0%
                                             =========================  =====================  =======================  ====================  ====================

TYPE OF SECURITY
Residential:
      One-to-four family                   $        409,174     59.9% $    347,049     57.2% $      366,319     59.5% $   397,962     66.3% $   358,003     66.0%
      Multi-dwelling units                           32,937      4.8%       30,358      5.0%         19,003      3.1%      22,166      3.7%      23,807      4.4%
Commercial real estate                              117,966     17.2%      114,217     18.8%        122,828     20.0%      78,261     13.0%      60,940     11.2%
Commercial                                           60,948      8.9%       56,956      9.4%         50,890      8.3%      43,112      7.2%      40,609      7.5%
Mobile home                                           9,963      1.5%       12,048      2.0%         14,349      2.3%      16,613      2.8%      18,833      3.5%
Savings account                                       3,625      0.5%        3,826      0.6%          4,071      0.7%       3,989      0.7%       4,199      0.8%
Auto                                                 22,587      3.3%       21,764      3.6%         23,194      3.8%      23,086      3.8%      20,883      3.8%
Other consumer                                        9,446      1.4%        9,250      1.5%         10,347      1.7%      11,017      1.8%      11,952      2.2%
Land acquisition                                     17,440      2.5%       11,611      1.9%          4,664      0.8%       4,192      0.7%       3,252      0.6%
                                             -------------------------  ---------------------  -----------------------  --------------------  --------------------
      Gross loans receivable               $        684,086    100.0% $    607,079    100.0% $      615,665    100.0% $   600,398    100.0% $   542,478    100.0%
                                             =========================  =====================  =======================  ====================  ====================

LOANS RECEIVABLE-NET
Gross loans receivable                     $        684,086    104.9% $    607,079    103.4% $      615,665    105.8% $   600,398    104.3% $   542,478    104.3%
Deduct:
Undisbursed portion of loans in process             (26,628)    -4.1%      (15,285)    -2.6%        (28,691)    -4.9%     (20,519)    -3.6%     (18,249)    -3.5%
Deferred net loan fees                                 (502)    -0.1%         (527)    -0.1%           (690)    -0.1%        (560)    -0.1%        (963)    -0.2%
Allowance for loan losses                            (4,949)    -0.8%       (4,349)    -0.7%         (4,243)    -0.7%      (3,649)    -0.6%      (3,061)    -0.6%
Unearned discounts                                        -      0.0%            -      0.0%             (1)     0.0%          (5)     0.0%         (19)     0.0%
Purchase discount                                         -      0.0%            -      0.0%              -      0.0%         (41)     0.0%         (89)     0.0%
                                             -------------------------  ---------------------  -----------------------  --------------------  --------------------
      Net loans receivable                 $        652,007    100.0% $    586,918    100.0% $      582,040    100.0% $   575,624    100.0% $   520,097    100.0%
                                             =========================  =====================  =======================  ====================  ====================

                 The following tables summarize the contractual maturities for Home Federal's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                                    Balance                                                         Maturites in Fiscal
                                  Outstanding                                                       2004          2006           2011           2015
                                  At June 30,                                                        to            to             to             and
                                     2000             2001            2002           2003           2005          2010           2015        thereafter
                                                                                         (In Thousands)

Real estate                   $         402,969 $        38,429  $         689  $       7,651  $       7,417 $      92,094  $      70,400  $     186,289
     Mortgage-backed
     certificates,
     collateralized
     mortgage obligations                43,454              22            367          1,961            718         4,379          2,811         33,196
Construction Loans                       89,248          62,705          7,633          2,008            279         3,277          4,735          8,611
Commercial loans                         60,948          20,723         11,760          3,697          8,215        11,663          2,420          2,470
Other loans                             130,921          15,249          4,900         11,512         48,581        36,692         13,058            929
                                ----------------  --------------   ------------   ------------   ------------  ------------   ------------   ------------
     Total                    $         727,540 $       137,128  $      25,349  $      26,829  $      65,210 $     148,105  $      93,424  $     231,495
                                ================  ==============   ============   ============   ============  ============   ============   ============

Interest Rate Sensitivity:

                                              Due After June 30, 2001
                                         ---------------------------------------
                                             Fixed           Variable Rate
                                             Rate            and Balloon
                                                (In Thousands)

Real estate                              $    73,069     $    291,471
     Mortgage-backed certificates,
     collateralized mortgage obligations      18,341           25,091
Construction Loans                               315           26,228
Commercial loans                              13,670           26,555
Other loans                                   67,387           48,285
                                             --------         --------
     Total                               $   172,782     $    417,630
                                             ========         ========

Residential Mortgage Loans

         Approximately  98.6% of Home  Federal's  residential  mortgage  lending activity,  exclusive of refinances,  involve the origination of loans secured by one-to four-family  residential  properties.  Home Federal is authorized to make one-to four-family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is  adjustable,  the interest rate must be correlated  with changes in a readily  verifiable  index.  Home  Federal  also makes  residential mortgage  loans secured by mid-size  multi-family  dwelling  units and apartment complexes.  The residential  mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 2000, $326.5 million, or 47.7%, of Home Federal's total loan portfolio  consisted of residential  first mortgage loans,  $282.6  million,  or 41.3%, of which were secured by one- to four-family homes.

         Many  of the  residential  mortgage  loans  currently  offered  by Home
Federal have adjustable  rates.  These loans generally have interest rates which adjust (up or down)  semi-annually  or annually,  with maximum  rates which vary depending  upon when the loans are written.  The  adjustment for the majority of these loans is currently based upon the weekly average of the one-year  Treasury constant maturity rate.

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

         Commercial Mortgage Loans

         At  June  30,  2000,  17.2%  of Home  Federal's  total  loan  portfolio consisted of mortgage loans secured by commercial real estate.  These properties consisted  primarily  of  apartment  buildings,  office  buildings,  warehouses, motels,  shopping centers,  nursing homes,  manufacturing  plants,  and churches located in central or south central Indiana.  The commercial  mortgage loans are generally  adjustable-rate  loans, are written for terms not exceeding 20 years, and require an 80% loan-to-value ratio. Commitments for these loans in excess of
$1 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 2000,  had a balance of $3.4  million.  At that date,  all of Home  Federal's  commercial  real estate loans  consisted of loans secured by real estate located in Indiana.

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

         Construction Loans

         Home Federal offers conventional short-term construction loans. At June
30, 2000, 13.0% of Home Federal's total loan portfolio consisted of construction
loans.   Normally,   a  95%  or  less  loan-to-value   ratio  is  required  from
owner-occupants of residential  property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes,  and an 80%  loan-to-value  ratio is required for commercial  property.  Construction loans  are  also  made  to  builders  and  developers  for the  construction  of residential or commercial  properties on a to-be-occupied or speculative  basis.
Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 2000, was $3.2 million.

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
and consumer loans were $130.9 million on June 30, 2000, or approximately  19.2%
of Home Federal's total loan portfolio.

         Second  mortgage  loans  are made for  terms of 1 - 15  years,  and are fixed-rate and variable rate line of credit loans.  Home  Federal's  minimum for such  loans is $5,000,  and Home  Federal  will loan up to 90% of the  appraised value of the  property,  less the existing  mortgage  amount(s).  As of June 30,
2000,  Home Federal had $35.7 million of second  mortgage  loans,  which equaled
5.2% of its total loan portfolio.  Home Federal aggressively markets home equity credit lines, which are adjustable-rate loans. As of June 30, 2000, Home Federal had $49.6  million  drawn on its home  equity  loans,  or 7.2% of its total loan portfolio,  with $61.8 million of additional  credit  available to its borrowers under existing home equity loans.

         Automobile  loans are generally made for terms of up to five years. The vehicles  are  required to be for  personal  or family use only.  As of June 30,
2000, $22.6 million,  or 3.3%, of Home Federal's total loan portfolio  consisted of automobile loans.

         As of June 30, 2000,  $10.0 million,  or 1.5%, of Home Federal's  total loan portfolio consisted of mobile home loans.  Generally,  these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of
15 years. On new mobile home loans, Home Federal requires a loan-to- value ratio of 125% of the manufacturer's  invoice price plus sales tax or 90% of the actual sales price,  whichever is lower.  Also, Home Federal makes loans for previously occupied  mobile  homes up to a 90%  loan-to-value  ratio  based upon the actual sales price or value as appraised, whichever is lower.

         Loans secured by savings account  deposits may be made up to 95% of the pledged  savings  collateral at a rate 2% above the rate of the pledged  savings account or a rate equal to Home  Federal's  highest  seven-year  certificate  of deposit  rate,  whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of June 30, 2000, $3.6 million,  or
0.5%, of Home Federal's total loan portfolio consisted of savings account loans.

         Although  consumer-related  loans  generally  involve a higher level of risk than one-to four-family residential mortgage loans, their relatively higher yields  and  shorter  terms to  maturity  are  believed  to be  helpful  in Home
Federal's asset/liability management.

         Commercial Loans

         Collateral for Home Federal's  commercial loans includes  manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have  adjustable  rates tied to the reported prime rate and treasury  indexes.  Generally,  commercial loans are considered  to  involve a higher  degree of risk than  residential  real  estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans.  As of June 30, 2000,  $60.9 million,  or
8.9%, of Home Federal's total loan portfolio consisted of commercial loans.

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

         Home Federal studies the employment, credit history, and information on the historical and projected income and expenses of its individual and corporate mortgagors  to assess their ability to repay its mortgage  loans.  Additionally,
HFSB utilizes Freddie Mac's Loan Prospector as an origination,  processing,  and underwriting  tool. It uses its staff  appraisers or  independent  appraisers to appraise  the  property  securing  its loans.  It requires  title  insurance  or abstracts  accompanied by an attorney's  opinion evidencing Home Federal's valid lien on its mortgaged  real estate and a mortgage  survey or survey  coverage on all first  mortgage  loans and on other  loans when  appropriate.  Home  Federal requires fire and extended  coverage  insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property  securing its interest.  When private  mortgage  insurance is required, borrowers  must make  monthly  payments  to an escrow  account  from  which Home
Federal makes  disbursements  for taxes and  insurance.  Otherwise,  such escrow arrangements are optional.

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

In order to  generate  loan fee and  servicing  income  and  recycle  funds  for additional lending activities, Home Federal seeks to sell loans in the secondary market.  Loan sales can enable Home Federal to recognize  significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $46.1 million of  fixed-rate  loans in the fiscal year ended June 30, 2000.
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

         When loans are sold, Home Federal typically retains the  responsibility for collecting and remitting loan payments,  inspecting the properties  securing the loans,  making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services.  The amount of fees received by Home Federal varies,  but is generally  calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans  serviced.  The servicing fee is recognized as income over the life of the loans.  At June 30, 2000,  Home Federal  serviced $451.8 million of loans sold to other parties.  Gains and losses on sale of loans,  loan  participations and mortgage-backed securities are recognized at the time of sale.

         Management believes that purchases of loans and loan participations may be desirable and evaluates  potential  purchases as  opportunities  arise.  Such purchases can enable Home Federal to take advantage of favorable lending markets in other  parts of the state,  diversify  its  portfolio  and limit  origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial  information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer,  and a financial  analysis of the loan.  Servicing of loans purchased is generally  done by the seller.  At June 30, 2000,  others  serviced approximately 1.7%, or $11.9 million, of Home Federal's gross loan portfolio.

     The following table shows loan activity for Home Federal during the periods indicated:

                                                                              Year Ended June 30,
                                                                            2000               1999               1998
                                                                                             (Dollars in Thousands)

Gross loans receivable at beginning of periods                       $       607,079    $       615,665    $       600,398
                                                                        -------------      -------------      -------------
     Loans Originated:
     Mortgage loans and contracts:
         Construction:
             Residential                                                      51,992             39,624             45,857
             Commercial                                                       18,889             14,547             38,310
         Purchases:
             Residential                                                     127,636            122,428            117,474
             Commercial                                                       13,936             27,219             22,206
         Refinancing                                                          32,104            169,425            169,202
         Other                                                                   844              1,527              3,188
                                                                         -------------      -------------      -------------
             Total                                                           245,401            374,770            396,237

     Commercial                                                               45,816             73,439             39,274
     Consumer                                                                 36,555             34,501             38,166
                                                                         -------------      -------------      -------------
         Total loans originated                                              327,772            482,710            473,677

     Loans purchased:
         Residential                                                              --                 --                 --
         Other                                                                 4,044              4,917              6,815
                                                                         -------------      -------------      -------------
             Total loans originated and purchased                            331,816            487,627            480,492

     Real estate loans sold                                                   46,082            217,530            211,365
     Loan repayments and other deductions                                    208,727            278,683            253,860
                                                                         -------------      -------------      -------------
         Total loans sold, loan repayments and other deductions              254,809            496,213            465,225

     Net loan activity                                                        77,007             (8,586)            15,267
                                                                         -------------      -------------      -------------
     Gross loans receivable at end of period                                 684,086            607,079            615,665
     Adjustments                                                             (32,079)           (20,161)           (33,625)
                                                                         -------------      -------------      -------------
     Net loans receivable at end of period                           $       652,007    $       586,918    $       582,040

         Under FIRREA, a savings association  generally may not make any loan to a borrower or its related entities if the total of all such loans by the savings association  exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully  collateralized  by readily  marketable  collateral);
provided,  however,  that loans up to $500,000  irrespective  of the  percentage limitations  may be made  and  certain  housing  development  loans of up to $30 million or 30% of capital,  whichever is less, are permitted. The maximum amount which Home Federal could have loaned to one borrower and the borrower's  related entities at June 30, 2000 under the 15% of capital limitation was $11.8 million.
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
In  addition  Home  Federal  charges   processing  fees  of  $150  to  $225  and
underwriting  fees of from $0 to $150.  Late charges are  assessed  fifteen days after  payment is due. Home Federal also receives  commissions  on  full-service
securities   brokerage   transactions   which  its   subsidiary,   Home  Savings
Corporation, offers to its customers.

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

         On June 30,  2000,  Home  Federal  held $1.2 million of real estate and other  repossessed  collateral  acquired as a result of  foreclosure,  voluntary deed,  or other means.  Such assets are  classified as "real estate owned" until sold. When property is so acquired,  it is recorded at the lower of cost or fair market  value less  estimated  cost to sell at the date of  acquisition  and any subsequent write down resulting therefrom is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

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

                                                                                    At June 30,

                                                            2000          1999         1998          1997          1996
                                                            ----          ----         ----          ----          ----
Non-performing Assets:
     Loans:
          Non-accrual                                   $       2,422 $       3,509 $        3,992 $       2,930 $       2,871
          Past due 90 days or more                                  -             -              -            40            89
     Restructured loans                                           632            61              -             1             1
     Total non-performing loans                                 3,054         3,570          3,992         2,971         2,961
     Real estate owned, net (1)                                 1,210         1,936            117            51             -
     Other repossessed assets, net                                 25           114            125            88            48
                                                           -----------   -----------   ------------  ------------  ------------
          Total non-performing assets                   $       4,289$        5,620 $        4,234 $       3,110 $       3,009
                                                           ===========   ===========   ============  ============  ============

     Total non-performing assets to total assets (2)             .52%          .75%          0.59%         0.46%         0.48%

     Loans with allowance for uncollected interest      $       2,422 $       3,509 $        3,993 $       2,930 $       2,872

(1)  Refers  to real  estate  acquired  by  Home  Federal  through  foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)  At June 30, 2000, 41.2% of Home Federal's  non-performing  assets consisted of residential  mortgage  loans,  1.4% consisted of commercial  real estate
     loans,   3.8%   consisted  of   commercial   loans,   10.1%   consisted  of
     consumer-related loans, 14.7% consisted of restructured  residential loans,
     28.8% consisted of real estate owned and other repossessed assets.

         For the year  ended  June 30,  2000,  the  income  that would have been recorded under original terms on the above  non-accrual and  restructured  loans was $268,000  compared to actual income recorded of $227,000.  At June 30, 2000,
Home Federal had  approximately  $4.4 million in loans that were 30-89 days past due.

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

         For the year  ended  June 30,  2000,  Home  Federal  charged  off loans totaling $937,000 and realized  recoveries of $96,000 on previously  charged-off loans. Based on management's continuing review of the loan portfolio, historical charge-offs and current economic  conditions,  Home Federal recorded a charge to earnings of $1.4 million to adjust the  allowance to $4.9 million as of June 30,
2000.

Investments

Home  Federal's  investment  portfolio  consists  primarily  of  mortgage-backed securities,  collateralized mortgage obligations,  overnight funds with the FHLB of Indianapolis,  U.S. Treasury obligations, U.S. Government agency obligations, corporate  debt and municipal  bonds.  At June 30, 2000,  1999,  and 1998,  Home
Federal had  approximately  $107.2  million,  $90.0 million and $72.2 million in investments, respectively.

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

         The OTS  requires  savings  associations  to maintain an average  daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified  United  States  government,  state  or  federal  agency  obligations, corporate debt  securities,  commercial  paper,  certain  mutual funds,  certain mortgage related securities,  and certain first lien residential mortgage loans)
equal to a monthly  average of not less than a specified  percentage  of its net
withdrawable  savings  deposits  plus  short-term  borrowings.   This  liquidity
requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%, and is currently 4%.  Monetary  penalties may be imposed for failure to meet the liquidity  requirement.  At June 30, 2000,  Home Federal had liquid assets of $117.6 million,  and a liquidity ratio of 19.0%, which exceeded its liquidity requirement.

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

         The following table sets forth by nominal  interest rate categories the composition of deposits of Home Federal at the dated indicated:

                                                      At June 30,

                                              2000      1999      1998
                                              ----      ----      ----
                                               (Dollars in Thousands)

Non-interest bearing and below 2.99%       $ 138,205 $ 136,598 $ 123,348
3.00% - 4.99%                                 65,983   225,362   119,234
5.00% - 6.99%                                347,428   216,808   298,774
7.00% - 9.00%                                 21,277     1,114     2,633
                                             --------  --------  --------

Total                                      $ 572,893 $ 579,882 $ 543,989

                                             ========  ========  ========

      The following table sets forth the change in dollar amount of deposits in the various accounts offered by Home Federal for the periods indicated.

                                                                                                    DEPOSIT ACTIVITY
                                                                                                  (Dollars in Thousands)

                                          Balance                                      Balance                                      Balance
                                             at                                           at                                           at
                                          June 30,       % of          Increase        June 30,       % of          Increase        June 30,       % of          Increase
                                            2000       Deposits       (Decrease)         1999       Deposits       (Decrease)         1998       Deposits       (Decrease)

Withdrawable:
Non-interest bearing                  $       39,495          6.9% $         3,963 $       35,532          6.1% $        10,430 $       25,102          4.6% $         1,596
Passbook                                      44,783          7.8%          (3,243)        48,026          8.3%             387         47,639          8.8%            (804)
Money market savings                         108,430         19.0%           1,844        106,586         18.4%          29,453         77,133         14.2%          12,370
NOW                                           53,937          9.4%             897         53,040          9.1%           2,855         50,185          9.2%           4,952
                                        ---------------------------  --------------  ---------------------------  --------------  ---------------------------  --------------
      Total Withdrawable                     246,645         43.1%           3,461        243,184         41.9%          43,125        200,059         36.8%          18,114
                                        ---------------------------  --------------  ---------------------------  --------------  ---------------------------  --------------
Certificates:
Less than one year                            57,143         10.0%         (30,356)        87,499         15.1%         (16,421)       103,920         19.1%           6,619
12 to 23 months                              126,302         22.0%          11,394        114,908         19.8%          (9,158)       124,066         22.8%          13,824
24 to 35 months                               94,594         16.5%          18,680         75,914         13.1%          23,618         52,296          9.6%          (7,561)
36 to 59 months                               10,208          1.8%          (1,700)        11,908          2.1%          (2,893)        14,801          2.7%          (7,795)
60 to 120 months                              38,011          6.6%          (8,458)        46,469          8.0%          (2,378)        48,847          9.0%          (7,000)
                                        ---------------------------  --------------  ---------------------------  --------------  ---------------------------  --------------
      Total certificate accounts             326,258         56.9%         (10,440)       336,698         58.1%          (7,232)       343,930         63.2%          (1,913)
                                        ---------------------------  --------------  ---------------------------  --------------  ---------------------------  --------------
          Total deposits              $      572,903        100.0% $        (6,979)$      579,882        100.0% $        35,893 $      543,989        100.0% $        16,201
                                        ===========================  ==============  ===========================  ==============  ===========================  ==============

The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following June 30, 2000, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of June 30, 2000 have been allocated based upon certain rollover assumptions.

                                                           DEPOSITS MATURITIES
                                                           (Dollars in Thousands)

                                     3.99%        4.00         5.00         6.00        7.00
                                       or          to           to           to          to                         Percent of
                                      less       4.99%        5.99%        6.99%       9.00%        Total        Total

Certificate accounts maturing in
the twelve-month period ending:

June 30, 2001                           $ 521     $ 52,338     $ 93,190     $ 60,454    $ 9,327      $215,830        66.2%
June 30, 2002                               -        7,468       25,484       38,877      4,602        76,431        23.4%
June 30, 2003                             100        2,071        3,860        6,520      6,852        19,403         5.9%
Thereafter                                  -        3,485        6,729        3,884        496        14,594         4.5%
                                   ----------------------------------------------------------------------------------------
                                        $ 621     $ 65,362    $ 129,263    $ 109,735   $ 21,277      $326,258       100.0%
                                   ========================================================================================

Included in the deposit totals in the above table are savings certificates of deposit with balances of over $100,000.  The majority of these deposits are from regular customers of Home Federal. None of these were brokered deposits.  The following table provides a breakdown at  June 30, 2000 of certificates of greater than $100,000 by maturity.

                                                           ACCOUNTS GREATER THAN $100,000
                                                                        (Dollars in Thousands)

                                                  4.00         5.00         6.00        7.00
                                                   to           to           to          to                    Percent of
                                                 4.99%        5.99%        6.99%       7.99%        Total        Total

Certificate accounts maturing in
the twelve-month period ending:

June 30, 2001                                      $ 2,546     $ 21,480     $ 48,234    $ 9,013      $ 81,273        81.7%
June 30, 2002                                          531        2,531        5,711      1,842        10,615        10.7%
June 30, 2003                                          256          909          998      1,444         3,607         3.6%
Thereafter                                               -        1,165        2,326        456         3,947         4.0%
                                              -----------------------------------------------------------------------------
                                                   $ 3,333     $ 26,085     $ 57,269   $ 12,755      $ 99,442       100.0%
                                              =============================================================================

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

         Each FHLB credit program has its own interest rate,  which may be fixed or variable,  and range of maturities.  Subject to the express limits in FIRREA, the FHLB of  Indianapolis  may  prescribe  the  acceptable  uses to which  these advances  may be put, as well as  limitations  on the size of the  advances  and repayment  provisions.  At June 30, 2000,  Home  Federal had  advances  totaling
$175.5 million outstanding from the FHLB of Indianapolis.

         On June 1, 2000,  the Company  entered  into a revolving  note with
LaSalle Bank N.A.  whereby the Company may borrow up to $12.5  million  ("Senior
Debt").  The note accrues  interest at a variable  rate based on the  ninety-day
LIBOR index, on the date of the draw, plus 150 basis points.  Interest  payments are due ninety days after the date of any  principal  draws made on the loan and every  ninety  days  thereafter.  The  principal  balance  is due in  full as of
November 29, 2000.  As of June 30, 2000 the Company had a $6.2 million  balance, consisting of two draws of $5.1 million and $1.1 million accruing interest as of
June 30,  2000 at 8.34% and  8.29%,  respectively.  The  Company  used the funds attained  to buy  back  shares  of the  Company's  common  stock.  The  note  is collateralized by the assets of the Company.  Under terms of the agreement,  the
Company is bound by certain  restrictive  debt convenants  relating to earnings, net worth and various financial ratios.

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

                                                            For the year ended June 30,

                                                         2000         1999          1998
                                                         -----        ----          ----
                                                              (Dollars in Thousands)

 FHLB advances                                       $    70,900   $    34,500   $   38,800
Official check overnight remittance                  $     5,150   $     6,273   $    8,710
Money Order remittance                               $        54   $        57   $       44
FHLB overnight remittance                            $     2,325   $       420   $      992
Average amount of total short-term borrowings
outstanding                                          $    39,878   $    26,309   $   32,934

The  following  table  sets  forth  the  amount  of  short  term  FHLB  advances outstanding at year end during the period shown and the weighted average rate of such FHLB advances.

                                         At the year ended June 30,

                                     2000          1999          1998
                                     ----          ----          ----
                                           (Dollars in Thousands)

FHLB advances:
        Amount                   $  69,900     $  11,300     $  36,000
        Weighted average rate        6.5%          6.1%          6.1%

         See Note 9 in the Notes to Consolidated  Financial  Statements included in the 2000  Shareholder  Annual  Report  incorporated  into Item 8 hereof for a description of the terms of these borrowings.

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
and (iii) full-service  securities brokerage services. With the exception of its securities  brokerage  services,  all of HSC's activities are conducted  through joint  ventures  in which it is an equity  investor.  HSC has  undertaken  these activities as a part of Home Federal's  business  strategy of  diversifying  its operations into areas which, although related to traditional activities in which
Home  Federal has  expertise  and often  involving a similar  pool of  potential customers,  provide  opportunities  to earn income that are not as  sensitive to changes in interest rates as is net interest income,  and also to meet the needs of its customers by becoming a  full-service  financial  center.  Although these activities create a potential for a higher rate of return than mortgage lending, either directly through operations or indirectly  through  appreciation in value of the business or real property, these activities involve greater and different risks than those  associated  with thrift  lending and can affect  adversely the savings  association's  regulatory  capital  calculations.  See  "Regulation  --
Regulatory  Capital." At June 30, 2000, Home Federal's  aggregate  investment in
HSC,  including loans, was $10.3 million.  For the year ended June 30, 2000, HSC reported  income of $789,000 from these  operations.  HSC's office is located at
222 West  Second  Street,  Seymour,  Indiana.  The  consolidated  statements  of operations  of Home  Federal  and its  subsidiaries  included  elsewhere  herein include the operations of HSC.  Intercompany balances and transactions have been eliminated in the consolidation.

         The following  table sets forth certain  information  regarding each of the joint ventures in which HSC was involved at June 30, 2000.

                                                                        Date

                                                                        HSC                        Loans from Home
                                                                       Entered                       Savings Corp.
                                                                       into the       Equity         Outstanding

Name                          Type of Project                          Project        Investment     June 30, 2000
----                          ---------------                          -------        ----------     -------------
Consortium Partners           Owns Family Financial Life Insurance     11/31/83   $        715,000 $               -
                              Company of New Orleans

Coventry Associates           Real Estate development                   8/31/89   $         19,000 $               -
                              in Seymour, Indiana
Heritage Woods II             Rental Apartment project of low income   11/15/89   $         78,000 $               -
                              housing (22 units)
Broadmoor North /Heathfield   Real estate development                  12/15/99   $      1,374,000 $       1,346,000
                              in Columbus, Indiana
Home-Breeden                  Real estate development                   7/1/94    $      2,058,000 $       1,559,000
                              in Columbus, Indiana
Crystal Lake at River Ridge   Single family homes in Indianapolis,     11/29/97   $      1,918,000 $       1,939,000
                              Indiana
Bloomington Technology        Industrial park in Bloomington, Indiana  11/10/97   $        569,000 $               -
Park, LLC
Courtyard Homes at            Single family homes in Indianapolis,      6/14/99   $      3,602,000 $       3,593,000
Sycamore Springs, LLC         Indiana

         HSC has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding  shares of the Family Financial Life Insurance
Company  of  New  Orleans  ("Family  Financial").   The  remaining  50%  of  the
outstanding shares of Family Financial is owned  proportionately by the partners of  Consortium  Partners.  Family  Financial  sells life,  accident,  and health insurance  as  well  as  annuity  products  to the  customers  of the  partners'
parent-thrifts. HSC receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata  allocation of dividends  received on shares held by  Consortium  Partners,  which are  divided  among the  partners  based on the actuarially  determined value of Family  Financial's  various lines of insurance generated  by  customers  of these  partners,  and (3)  commissions  on sales of insurance  products  made to customers.  For the year ended June  30,2000,  Home
Federal had income of $343,000,  on a consolidated  basis,  from commissions and dividends paid on Family Financial activities.

         During the fiscal year 2000 HSC switched from offering  Linsco  Private
Ledger  full-service  securities  brokerage  services to offering  Raymond James
Financial  services  products.  For the year ended June 30,  2000,  HSC received
$498,000 in commissions from these activities.

         In August,  1989, HSC entered into a financing  agreement with Greemann
Real Estate,  Inc. to purchase and develop  Coventry  Place, a residential  real estate subdivision in Seymour, Indiana. HSC is entitled to 65% of the net profit after the payment of all interest, development and sales fees.

         In  November,  1989,  HSC  invested  $184,000  as a limited  partner in
Heritage Woods II, a low income housing project in Columbus,  Indiana.  HSC will receive  low-income  housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture.

         On December 15, 1999,  HSC entered into a joint venture  agreement with
Breeden  Investment  Group,  Inc. to develop a 100 lot  residential  real estate
subdivision  ("Broadmoor   North/Heathfiled").   Broadmoor  North/Heathfield  is
located on the north  central side of Columbus,  Indiana.  Loan  documents  were executed on December 23, 1999 for land  acquisition  and development of phases I and II in an amount not to exceed $2.2  million.  In addition to interest on the loan,  HSC will receive 35% of the profits after all interest,  development  and sales costs.

         On July 1,  1994,  HSC  entered  into a joint  venture  agreement  with
Breeden  Investment  Group,  Inc. to develop a 320 lot starter home  subdivision
with  additional   multi-family  and  commercial  land   ("McCullough's   Run").
McCullough's  Run is  located  on the  east  side  of  Columbus,  Indiana.  Loan documents were executed on July 1, 1994 for land  acquisition and development of phases I and II.  Subsequent  closings have  encompassed  the balance of the six phases and on March 6, 2000 loan  documents  were  executed  in an amount not to exceed $2.1 million. The outstanding loan balance of $1.6 million as of June 30,
2000,  reflects the development costs to date of all six phases, the condominium site and commercial  acreage.  HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

         On November 29, 1997,  HSC entered  into an LLC  agreement  with Curtis
Enterprises, Inc., and Gary B. Warstler to build up to eighty-five single family homes at Crystal Lake at River Ridge in northern  Indianapolis,  Indiana. On May
1, 2000,  the LLC  agreement was amended when Mr.  Warstler  desired to withdraw from the LLC and assign his  percentage  share in the LLC equally  among the two remaining members.  The LLC purchases finished lots from RN Thompson Development
Corporation.  HSC has  provided  a line of credit in the amount of $3 million to build the homes.  HSC is entitled to one third of the profits from homes started before Mr. Warstler withdrew and 50% of the profits from homes started after Mr.
Warstler withdrew.

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

         On June  14,  1999,  HSC  entered  into an LLC  agreement  with  Curtis
Enterprises,  Inc. to build 54 homes at Courtyard Homes at Sycamore  Springs,  a planned community in Indianapolis,  Indiana. The LLC purchased the land and will develop  lots and  build the  homes.  HSC has  provided  a line of credit in the amount of $5  million to build the homes,  and is  entitled  to one third of the profits from the home sales.

         Home Federal also  organized  another  service  corporation  subsidiary under Indiana law, HomeFed  Financial Corp., as a financing  subsidiary to issue subordinated debt, collateralized mortgage obligations,  and similar securities.
This  corporation is currently a shell  corporation and has never engaged in any business operations.

         Employees

         As of June 30, 2000,  Home Federal  employed 255 persons on a full-time basis and 5 persons on a part-time basis.  None of Home Federal's  employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

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

        Under current law, bank holding companies may acquire thrifts.  Thrifts may also acquire banks under federal law. To date,  several bank holding company acquisitions  of healthy  thrifts in Indiana have been  completed.  Affiliations between banks and thrifts based in Indiana have increased the competition  faced by  Home  Federal  and  the  Company.  See  "Acquisitions  or  Dispositions  and
Branching".

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

         An OTS  regulation  establishes  a schedule for the  assessment of fees upon all savings  associations  to fund the operations of the OTS and a schedule of fees for the  various  types of  applications  and  filings  made by  savings associations  with the OTS. The OTS has  established a marginal  assessment rate for calculating the semi-annual  assessment payable by savings associations that decreases as the asset size of a savings association  increases,  and includes a
fixed-cost  component  that  is  assessed  on  all  savings  associations.   The
assessment  rate  that  applies  to  a  savings  association  depends  upon  the institution's  size,  condition,  and the  complexity  of its  operations.  Home
Federal's semi-annual  assessment under this revised regulation is approximately
$76,000.

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

Federal Home Loan Bank System

         Home Federal is a member of the FHLB of  Indianapolis,  which is one of twelve  regional  FHLBs.  Each FHLB serves as a reserve or central  bank for its members  within its assigned  region.  The FHLB is funded  primarily  from funds deposited by banks and savings  associations  and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of
Directors of the FHLB.  All FHLB  advances  must be fully  secured by sufficient collateral  as  determined  by the  FHLB.  The  Federal  Housing  Finance  Board
("FHFB"), an independent agency, controls the FHLB System, including the FHLB of
Indianapolis.

         Prior to the enactment of the Gramm-Leach-Bliley Act (the "GLB Act") on
November 12, 1999, a federal savings association was required to become a member of the FHLB for the  district  in  which  the  thrift  is  located.  The GLB Act abolished this requirement,  effective six months following the enactment of the statute,  at which time membership with the FHLB became  voluntary.  Any savings association that chooses to become (or remain) a member of the FHLB must qualify for membership under the criteria that existed prior to the enactment of the GLB
Act.  Home  Federal  currently  intends  to  remain  a  member  of the  FHLB  of
Indianapolis.

         As a member of the FHLB,  Home  Federal is  required  to  purchase  and maintain stock in the FHLB of  Indianapolis in an amount equal to at least 1% of its aggregate unpaid  residential  mortgage loans, home purchase  contracts,  or similar  obligations  at the  beginning  of each year.  At June 30,  2000,  Home
Federal's investment in stock of the FHLB of Indianapolis was $ 9.0 million. The
FHLB  imposes  various  limitations  on advances  such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting  total  advances to a member.  Interest rates charged for advances vary depending upon maturity,  the cost of funds to the FHLB of Indianapolis  and the purpose of the borrowing.

         The FHLBs are required to provide funds for the  resolution of troubled savings  associations  and to contribute to affordable  housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and  moderate-income  housing projects.  For the fiscal year ended June
30, 2000,  dividends paid by the FHLB of  Indianapolis  to Home Federal  totaled approximately $575,000 for an annual rate of 8.0%.

         Liquidity

         Federal law  requires  that  savings  associations  maintain an average daily balance of liquid assets in a minimum amount not less than 4% or more than
10% of their  withdrawable  accounts plus short-term  borrowings.  Liquid assets include cash,  certain time deposits,  certain bankers'  acceptances,  specified
U.S.  government,  state or federal agency  obligations,  certain corporate debt securities,  commercial paper,  certain mutual funds,  certain  mortgage-related
securities,   and  certain  first-lien   residential  mortgage  loans.  The  OTS
regulation that implements this statutory liquidity  requirement provides that a savings  association  must hold liquid  assets in a minimum  amount of 4% of net withdrawable accounts and short-term borrowings.  The regulation permits savings associations to calculate  compliance with the liquidity  requirement based upon their average  daily  balance of liquid assets during each quarter.  The OTS may impose  monetary  penalties  on  savings  associations  that fail to meet  these liquidity  requirements.  As of June 30, 2000, Home Federal had liquid assets of
$117.6 million, and a regulatory liquidity ratio of 19.0%.

         Insurance of Deposits

         Deposit  Insurance.  The FDIC is an independent  federal agency that insures the deposits,  up to prescribed  statutory  limits, of banks and thrifts and  safeguards  the safety and soundness of the banking and thrift  industries.
The FDIC administers two separate  insurance funds, the BIF for commercial banks and state  savings  banks and the SAIF for savings  associations  and banks that have  acquired  deposits  from  savings  associations.  The FDIC is  required to maintain  designated  levels of reserves in each fund. In 1996,  the reserves of the SAIF were below the level required by law,  primarily  because a significant portion of the  assessments  paid into the SAIF had been used to pay the cost of prior thrift failures,  while the reserves of the BIF met the levels required by law.  However,  on September 30, 1996,  provisions  designed to recapitalize the
SAIF and  eliminate  the  premium  disparity  between  the BIF and the SAIF were signed into law. See "--Assessments" below.

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

          On September 30, 1996,  legislation  was inacted to  recapitalize  the
SAIF and eliminate the  significant  premium  disparity  between the BIF and the
SAIF. Under the new law, Home Federal was charged a one-time special  assessment equal to $.657 per $100 in assessable  deposits at March 31, 1995.  Home Federal recognized  this one-time  assessment as a  non-recurring  operating  expense of
$3,001,000,  ($1,726,000  after  tax),  during  the  three-month  period  ending
September 30, 1996,  and Home Federal paid the  assessment on November 27, 1996.
The  assessment  was fully  deductible  for both  federal  and state  income tax purposes.  Beginning  January 1, 1997, Home Federal's  annual deposit  insurance premium  was  reduced  from  .23% to .0644% of total  assessable  deposits.  BIF institutions pay lower assessments than comparable SAIF institutions because BIF institutions  pay  only  20% of the  rate  paid by SAIF  institutions  on  their
deposits  with  respect  to  obligations   issued  by  the   federally-chartered
corporation which provided some of the financing to resolve the thrift crisis in the 1980's,  ("FICO"). The 1996 law also provided for the merger of the SAIF and the BIF by 1999,  provided  that the bank and thrift  charters  were combined by then.  Because Congress did not enact  legislation to combine the charters,  the
FDIC continues to maintain  separate SAIF and BIF funds.  Until the charters are combined, savings associations with SAIF deposits may not transfer deposits into the BIF  system  without  paying  various  exit  and  entrance  fees,  and  SAIF institutions  will  continue  to pay  higher  FICO  assessments.  Such  exit and entrance fees need not be paid if a SAIF institution  converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance  assessments to the SAIF, and as long as certain other  conditions are met.

         Regulatory Capital

         Currently,  savings  associations are subject to three separate minimum capital-to-assets  requirements:  (i) a leverage limit,  (ii) a tangible capital requirement,  and (iii) a risk-based  capital  requirement.  The leverage  limit requires  that  savings  associations  with the highest  supervisory  rating for safety and soundness maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% to 5%. Core capital is generally defined as common  stockholders' equity (including retained income),  noncumulative  perpetual preferred stock and related surplus,  certain minority equity  interests in  subsidiaries,  qualifying  supervisory  goodwill, purchased  mortgage  servicing  rights and purchased  credit card  relationships
(subject to certain limits) less nonqualifying  intangibles.  Under the tangible capital requirement,  a savings association must maintain tangible capital (core capital less all intangible  assets except purchased  mortgage  servicing rights which may be included after making the  above-noted  adjustments in an amount up to 100% of  tangible  capital)  of at least  1.5% of  total  assets.  Under  the risk-based capital requirements,  a minimum amount of capital must be maintained by a savings  association to account for the relative risks inherent in the type and amount of assets held by the savings  association.  The risk- based  capital
requirement   requires  a  savings  association  to  maintain  capital  (defined generally for these purposes as core capital plus general  valuation  allowances and  permanent  or maturing  capital  instruments  such as  preferred  stock and subordinated  debt  less  assets  required  to be  deducted)  equal  to  8.0% of risk-weighted  assets.  Assets are  ranked as to risk in one of four  categories
(0-100%)  with a credit  risk-free  asset such as cash  requiring no  risk-based capital and an asset with a significant  credit risk such as a non-accrual  loan being  assigned  a  factor  of  100%.  At June 30,  2000,  based on the  capital standards  then in effect,  Home  Federal  was in  compliance  with all  capital requirements.

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

         In periods of rapidly changing interest rates, the Bank's balance sheet is subject to  significant  fluctuations  in market  value  (interest  rate risk exposure).  However, as the delayed interest rate risk rules proposed by the OTS currently  read,  the Bank at June 30, 2000,  would have no  additional  capital requirement.  The Bank's management  continues to monitor its interest rate risk position.

         The  following is a summary of Home  Federal's  regulatory  capital and capital requirements at June 30, 2000:

                                                                              To Be Categorized
                                                                           As "Well Capitalized"
                                                                              Under Prompt
                                                          For Capital       Corrective Action
(dollars in thousands)                    Actual        Adequacy Purposes       Provisions
                                     Amount    Ratio     Amount    Ratio     Amount       Ratio
                                     ----------------------------------------------------------
As of  June 30, 2000
Tangible capital (to total assets)   $63,558    7.74%   $12,316    1.50%         N/A        N/A
Core capital (to total assets) ...   $63,558    7.74%   $32,843    4.00%         N/A        N/A
Total risk-based capital
   (to risk-weighted assets) .....   $67,271   10.76%   $50,033    8.00%     $62,542      10.00%
Tier 1 risk-based capital
   (to risk-weighted assets) .....   $63,558   10.16%       N/A     N/A      $37,525       6.00%
Tier 1 leverage capital
   (to average assets) ...........   $63,558    8.10%       N/A     N/A      $39,242       5.00%

         If an association is not in compliance  with its capital  requirements, the OTS is required to prohibit  asset growth and to impose a capital  directive that may restrict,  among other  things,  the payment of dividends and officers'
compensation. In addition to these sanctions, the OTS and the FDIC generally are authorized to take enforcement  actions against a savings association that fails to meet its capital  requirements,  which  actions may include  restrictions  on operations  and banking  activities,  the imposition of a capital  directive,  a cease and desist order,  civil money  penalties or harsher  measures such as the appointment  of a  receiver  or  conservator  or a forced  merger  into  another institution.

         Prompt Corrective Regulatory Action

         The  Federal  Deposit  Insurance  Corporation  Improvement  Act of 1991
("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt  corrective  action" with respect to institutions  that do not meet minimum capital  requirements.  For these  purposes,  FedICIA  establishes  five capital  tiers:  well  capitalized,  adequately  capitalized,  undercapitalized, significantly  undercapitalized,  and critically  undercapitalized.  At June 30,
2000,  Home Federal was  categorized  as "well  capitalized,"  meaning that Home
Federal's  total  risk-based  capital ratio  exceeded 10%, Home Federal's Tier I risk-based capital ratio exceeded 6%, Home Federal's leverage ratio exceeded 5%, and Home Federal was not subject to a regulatory  order,  agreement or directive to meet and maintain a specific capital level for any capital measure.

Limitations on Rates Paid for Deposits

         Regulations   promulgated   by  the  FDIC  pursuant  to  FedICIA  place
limitations on the ability of insured depository  institutions to accept,  renew or roll over  deposits by offering  rates of  interest  which are  significantly higher  than the  prevailing  rates of  interest  on  deposits  offered by other insured  depository  institutions  having  the  same  type  of  charter  in  the institution's  normal market area. Under these  regulations,  "well-capitalized"
depository  institutions  may accept,  renew or roll such  deposits over without restriction,  "adequately capitalized" depository institutions may accept, renew or roll such  deposits  over with a waiver  from the FDIC  (subject  to  certain
restrictions   on   payments   of  rates)  and   "undercapitalized"   depository
institutions  may not accept,  renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized"
and  "undercapitalized"  will  be the  same  as the  definition  adopted  by the agencies to implement the corrective  action  provisions of FedICIA.  Management does not believe that these regulations will have a materially adverse effect on
Home Federal's current operations.

Loans to One Borrower

         Under  OTS  regulations,  Home  Federal  may not make a loan or  extend credit  to a single  or  related  group of  borrowers  in  excess  of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of
10% of unimpaired capital and surplus, if such loans or extensions of credit are fully  secured by readily  marketable  collateral,  including  certain  debt and equity  securities  but not  including  real  estate.  In some cases,  a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of  developing  domestic  residential  housing,  provided  that the association meets its regulatory capital requirements and the OTS authorizes the association  to use this  expanded  lending  authority.  At June 30, 2000,  Home
Federal  did not have any loans or  extensions  of credit to a single or related group of borrowers in excess of its regulatory  lending limits.  Management does not believe that the loans-to-one-borrower limits will have a significant impact on Home Federal's business operations or earnings.

         Capital Distributions Regulation

         The OTS regulation that applies to "capital  distributions"  by savings associations  defines a capital  distribution  as a distribution of cash or other property to a savings  association's owners, made on account of their ownership.
This definition  includes a savings  association's  payment of cash dividends to shareholders,  or any payment by a savings  association to  repurchase,  redeem, retire,  or  otherwise  acquire any of its shares or debt  instruments  that are included in total capital, and any extension of credit to finance an affiliate's acquisition  of those  shares or  interests.  The  regulation  does not apply to dividends  consisting  only of a  savings  association's  shares  or  rights  to purchase such shares.

         The regulation exempts certain savings  associations from filing either a notice or an application with the OTS before making any capital  distribution.
The  regulation  requires  a  savings  association  to file an  application  for approval of a proposed capital  distribution  with the OTS if the association is not eligible for expedited  treatment under OTS's application  processing rules, or the total amount of all capital distributions, including the proposed capital distribution,  for the applicable  calendar year would exceed an amount equal to the  savings  association's  net income  for that year to date plus the  savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2000, Home Federal's retained net income standard was $8.2  million.  A savings  association  must also  file an  application  for
approval  of  a  proposed  capital   distribution  if,  following  the  proposed
distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action  regulations,  or if the proposed  distribution would violate a prohibition contained in any applicable statute,  regulation, or agreement between the association and the OTS or the FDIC.

         The OTS capital distribution  regulation requires a savings association to file a notice of a proposed capital distribution in lieu of an application if the association or the proposed capital  distribution do not meet the conditions described  above,  and:  (1) the savings  association  will not be at least well capitalized  (as defined  under the OTS prompt  corrective  action  regulations)
following the capital  distribution;  (2) the capital  distribution would reduce the  amount  of,  or  retire  any part of the  savings  association's  common or preferred  stock,  or  retire  any  part of debt  instruments  such as  notes or
debentures  included  in  the  association's   capital  under  the  OTS  capital
regulation; or (3) the savings association is a subsidiary of a savings and loan holding  company.  Because Home  Federal is a  subsidiary  of a savings and loan holding  company,  this latter provision will require,  at a minimum,  that Home
Federal  file  a  notice  with  the  OTS  30  days  before  making  any  capital distributions to the Company.

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

         Safety and Soundness Standards

         In  1995,  the  federal  banking  agencies  adopted  final  safety  and soundness  standards for all insured  depository  institutions.  The  standards, which were issued in the form of guidelines rather than  regulations,  relate to
internal   controls,   information   systems,   internal  audit  systems,   loan
underwriting  and  documentation,  compensation  and interest rate exposure.  In general,  the standards are designed to assist the federal  banking  agencies in identifying and addressing  problems at insured depository  institutions  before capital becomes impaired.  If an institution fails to meet these standards,  the appropriate  federal  banking  agency may  require the  institution  to submit a compliance  plan.  Failure to submit a compliance plan may result in enforcement proceedings. In 1996, the federal banking agencies added asset quality, earnings standards and interest rate sensitivity to the safety and soundness guidelines.

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

         Federal Reserve System

         Under  regulations  of the Board of  Governors  of the Federal  Reserve
Board (the  "FRB"),  Home Federal is required to maintain  reserves  against its transaction  accounts  (primarily  checking and NOW accounts)  and  non-personal money market deposit  accounts.  The effect of these reserve  requirements is to increase Home  Federal's cost of funds.  Home Federal is in compliance  with its reserve  requirements.  A federal  savings  association,  like other  depository institutions  maintaining reservable accounts, may borrow from the FRB "discount window,"  to meet  these  requirements  but the FRB's  regulations  require  the savings association to exhaust other reasonable  alternative sources,  including borrowing from its regional FHLB, before borrowing from the FRB. FedICIA imposes certain limitations on the ability of undercapitalized  depository  institutions to borrow from FRBs.

         Savings and Loan Holding Company Regulation

         The Company is regulated as a "non-diversified savings and loan holding company"  within  the  meaning of the Home  Owners'  Loan Act,  as amended  (the
"HOLA"),  and subject to  regulatory  oversight  of the  Director of the OTS. As such,  the  Company is  registered  with the OTS and is  thereby  subject to OTS
regulations,   examinations,   supervision  and  reporting  requirements.  As  a
subsidiary  of a savings and loan  holding  company,  Home Federal is subject to certain  restrictions  in its dealings with the Company and with other companies affiliated with the Company.

         In general,  the HOLA  prohibits a savings  and loan  holding  company, without  obtaining the prior approval of the Director of the OTS, from acquiring control of another  savings  association or savings and loan holding  company or retaining  more than 5% of the  voting  shares of a  savings  association  or of another holding  company which is not a subsidiary.  The HOLA also restricts the ability of a director  or  officer of the  Company,  or any person who owns more than 25% of the  Company's  stock,  from  acquiring  control of another  savings association  or savings and loan holding  company  without  obtaining  the prior approval of the Director of the OTS.

         The Company  currently  operates as a unitary  savings and loan holding company.  Prior to the enactment of the GLB Act on November 12, 1999, there were no restrictions on the permissible  business activities of a unitary savings and loan holding  company.  The GLB Act included a provision  that prohibits any new unitary savings and loan holding  company,  defined as a company that acquires a thrift after May 4, 1999, from engaging in commercial activities. This provision also includes a grandfather clause,  however,  that permits a company that was a savings and loan holding  company as of May 4, 1999,  or had an  application  to become a savings and loan holding  company on file with the OTS as of that date, to  acquire  and  continue  to  control a thrift  and to  continue  to engage in commercial  activities.  Because the Company  qualifies  under this  grandfather provision,  the GLB Act did not  affect  the  Company's  authority  to engage in diversified business activities.

         Notwithstanding the above rules as to permissible business activities of unitary  savings  and loan  holding  companies,  if the  savings  association subsidiary of such a holding  company fails to meet the Qualified  Thrift Lender
("QTL") test,  then such unitary  holding  company  would become  subject to the
activities   restrictions   applicable  to  multiple  holding   companies.   See
"--Qualified  Thrift Lender." At June 30, 2000, Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL.

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

Acquisitions or Dispositions and Branching

         The Bank  Holding  Company Act  specifically  authorizes a bank holding company, upon receipt of appropriate regulatory approvals, to acquire control of any savings association or holding company thereof wherever located.  Similarly, a savings and loan  holding  company may  acquire  control of a bank.  Moreover, federal  savings  associations  may  acquire  or  be  acquired  by  any  insured depository institution. Regulations promulgated by the Board of Governors of the
Federal  Reserve Board (the "FRB")  restrict the branching  authority of savings associations  acquired by bank holding companies.  Savings associations acquired by bank holding companies may be converted to banks if they continue to pay SAIF premiums, but as such they become subject to branching and activity restrictions applicable to banks.

         Subject to certain  exceptions,  commonly-controlled  banks and savings associations  must reimburse the FDIC for any losses suffered in connection with a failed  bank or  savings  association  affiliate.  Institutions  are  commonly controlled  if one is owned by another or if both are owned by the same  holding company.  Such claims by the FDIC under this provision are subordinate to claims of depositors,  secured creditors,  and holders of subordinated debt, other than affiliates.

         The OTS has adopted  regulations which permit  nationwide  branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association  meets the domestic  building  and loan  test in ss.  7701(a)(19)  of the Code or the asset composition test of ss. 7701(c) of the Code.  Branching that would result in the formation of a multiple  savings and loan holding  company  controlling  savings associations  in more  than one  state is  permitted  if the law of the state in which the savings association to be acquired is located specifically  authorizes acquisitions of its state-chartered associations by state-chartered associations or their  holding  companies  in the state where the  acquiring  association  or holding company is located. Moreover, Indiana banks and savings associations are permitted  to  acquire  other  Indiana  banks and  savings  associations  and to establish branches throughout Indiana.

         Finally,  The Riegle-Neal  Interstate Banking and Branching  Efficiency
Act of 1994 (the  "Riegle-Neal  Act") permits bank holding  companies to acquire
banks  in  other  states  and,   with  state  consent  and  subject  to  certain
limitations, allows banks to acquire out-of-state branches either through merger or de novo  expansion.  The State of Indiana  enacted  legislation  establishing interstate  branching  provisions for Indiana  state-chartered  banks consistent with those established by the Riegle-Neal Act (the "Indiana Branching Law"). The
Indiana Branching Law, which became effective in 1996,  authorizes Indiana banks to  branch  interstate  by  merger  or de novo  expansion,  provided  that  such transactions  are not permitted to  out-of-state  banks unless the laws of their home  states  permit  Indiana  banks to merge or  establish  de novo  banks on a reciprocal basis.

Transactions with Affiliates

         Home Federal is subject to Sections  22(h),  23A and 23B of the Federal
Reserve Act,  which  restrict  financial  transactions  between  banks and their directors,  executive  officers and  affiliated  companies.  The statute  limits credit  transactions  between a bank or savings  association  and its  executive officers and its affiliates,  prescribes terms and conditions for bank affiliate transactions deemed to be consistent with safe and sound banking practices,  and restricts the types of collateral security permitted in connection with a bank's extension of credit to an affiliate.

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

         At June 30, 2000, 70.8% of Home Federal's  portfolio assets (as defined on that date) were invested in qualified thrift  investments (as defined on that date),  and therefore Home  Federal's  asset  composition  was in excess of that required  to qualify  Home  Federal as a QTL.  Home  Federal  does not expect to significantly  change its lending or  investment  activities in the near future, and therefore  expects to continue to qualify as a QTL, although there can be no such assurance.

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

Current Accounting Issues

 Statement of Financial Accounting  Standards No. 133 ("SFAS 133"),  "Accounting
for Derivative  Instruments and Hedging Activities," was issued in June 1998 and amended by Statement of Financial Standard No. 137 ("SFAS 137"), "Accounting for
Derivative  Instruments and Hedging  Activities - Deferral of the Effective Date
of SFAS 133" and  Statement  of  Financial  Acounting  Standards  No. 138 ("SFAS
138"),  "Accounting  for Certain  Derivative  Instruments  and  Certain  Hedging
Activities".  SFAS 133, as amended,  is effective for all fiscal quarters of all fiscal years  beginning  after June 15, 2000.  As a result on July 1, 2000,  the
Company  implemented SFAS 133. The Company designated its interest rate swaps as fair value hedge  instruments which are recorded as assets or liabilities on the balance  sheet and  measured  at fair  value.  The  effect of this new  standard resulted in $271,000 being recorded in comprehensive income on July 1, 2000. The was no income  statement  impact as the fair value  hedges  were  determined  by management to be highly effective in accordance with SFAS 133.

Item 2.           Properties.

         At June 30, 2000,  Home Federal  conducted  its business  from its main office at 222 West Second Street, Seymour, Indiana and 15 full-service branches.
Home  Federal  owns  two  buildings  that it  uses  for  certain  administrative operations located at 218 West Second Street,  Seymour, and 211 Chestnut Street,
Seymour.  The headquarters of its Private Ledger  operations,  conducted through its  service  corporation  subsidiary,  are  located at 501  Washington  Street,
Columbus, Indiana. Information concerning these properties, as of June 30, 2000, is presented in the following table:

                                                            Net Book Value of
                                                                Property,         Approximate
   Description and                          Owned or          Furniture and          Square            Lease
      Address                                Leased              Fixtures            Footage        Expiration

                                                           (Dollars in Thousands)

Principal Office

222 West Second Street                          Owned          $   1,911               9,200             N/A

Operations Center

218 West Second Street                          Owned          $     420              20,000             N/A

Loan Processing Center

211 North Chestnut                              Owned          $     370               5,130             N/A

Branch Offices:
Columbus Branches:

     501 Washington Street                      Owned          $   1,855              14,800             N/A
     3805 25th Street                           Owned          $     326               5,800             N/A
     2751  Brentwood Drive                      Owned          $     467               3,200             N/A
     4330 West Jonathon Moore Pike              Owned          $     662               2,600             N/A

Hope Branch                                1/2 Owned           $      35               2,000
332 Jackson Street                        1/2 Leased                                                  4/2002

Austin Branch

67 West Main Street                             Owned          $      48               3,600             N/A

Brownstown Branch                                                                                     Month to
101 North Main Street                          Leased          $      16               2,400            Month

North Vernon Branches

     111 North State Street                     Owned          $     387               1,900             N/A
     1540 North State Street                   Leased          $      37               1,600           10/2002

Osgood Branch

South Buckeye Street                            Owned          $     109               1,280             N/A

Salem Branch

     1208 South Jackson                         Owned          $     810               1,860             N/A

Seymour Branch

1117 East Tipton Street                         Owned          $     538               6,800             N/A

Batesville Branch

12 West Pearl Street                            Owned          $     625               2,175             N/A

Madison Branch

201 Clifty Drive                                Owned          $     451               2,550             N/A

Greensburg Branch

115 East North Street                          Leased          $      18               2,440            8/00

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

Item 4.           Submission of Matters to a Vote of Security Holders.

         No  matter  was  submitted  to  the  Company's  or  Home  Federal's shareholders during the quarter ended June 30, 2000.

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
                                         Executive Vice President

S. Elaine Pollert                        Senior Vice President
                                         Retail Banking

Lawrence E. Welker                       Executive Vice President, Treasurer,
                                         Chief Financial Officer and Secretary

         Gerald L.  Armstrong  (age 60) has been  employed by Home Federal since
February,  1992 as its Executive Vice President,  and Chief  Operating  Officer.
Before being employed by Home Federal, he was President, Chief Executive Officer
and a Director of Seymour  National Bank, a commercial  bank located in Seymour,
Indiana.

S. Elaine Pollert (age 40) has been employed by Home Federal since 1986. She was elected Vice President Branch

         -----------------
Administration in 1989 and Senior Vice President Retail Banking in 1996.

         Lawrence  E. Welker (age 53) has been  employed by Home  Federal  since
1979.  He was  Controller  from 1979 to 1982.  In 1982,  he was elected as Chief
Financial  Officer  and  Treasurer,  and in 1994 he  became  an  Executive  Vice
President.

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
Operations" on page 6 of HFB's 2000 Shareholder  Annual Report (the "Shareholder
Annual  Report").  As of June 30, 2000, there were 533 shareholders of record of
HFB's Common Stock.

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

         Income of Home Federal  appropriated  to bad debt reserves and deducted for federal  income tax purposes is not available for payment of cash  dividends or other  distributions  to HFB without the payment of federal  income  taxes by
Home  Federal on the amount of such income  deemed  removed from the reserves at the then-current  income tax rate. At June 30, 2000,  approximately $2.4 million of Home Federal's  retained income  represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal  Taxation" in
Item 1 hereof.

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

         On November 22, 1994, the Board of Directors of HFB declared a dividend of one common share purchase right (a "Right" or "Rights") for each  outstanding share of  Common  Stock.  The  dividend  was  paid on  December  6,  1994 to the shareholders  of record as of November 22, 1994.  If and when the Rights  become exercisable,  each Right will entitle the registered holder to purchase from HFB one Common Share at a purchase price of $80.00 (the "Purchase  Price"),  subject to  adjustment  as  described  in the Rights  Agreement  between the Company and
LaSalle  National  Bank,  Chicago,  Illinois,  (the  "Rights  Agreement")  which specifies  the  terms of the  Rights.  The  Rights  will be  represented  by the outstanding Common Share  certificates and the Rights cannot be bought,  sold or otherwise  traded  separately  from the Common  Shares  until the  "Distribution
Date," which is the earliest to occur of (i) 10 calendar days following a public announcement  that a person or group (an  "Acquiring  Person")  has (a) acquired beneficial  ownership  of 15% or more of the  outstanding  Common  Shares or (b)
become the beneficial  owner of an amount of the outstanding  Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which  ownership  the  Board  of  Directors  determines  is  intended  or may be reasonably  anticipated,  in general, to cause HFB to take actions determined by the Board of Directors to be not in HFB's best long-term  interests (an "Adverse
Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the  consummation of which would result in the beneficial  ownership by a person or group of 30% or more of such outstanding Common Shares.

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

Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of  Operations.
                  ------------------------------------------------------------

         The  information  required by this item is incorporated by reference to pages 7 to 15 of the Shareholder Annual Report.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

The OTS requires each thrift  institution  to calculate the estimated  change in the  institution's  net  portfolio  value  ("NPV")  assuming  an  instantaneous, parallel  shift in the Treasury yield curve of 100 to 300 basis points either up or down in 100 basis point  increments.  NPV  represents  the sum of future cash flows of liabilities  discounted to present value. The OTS permits  institutions to  utilize  the  OTS'  model,  which  is  based  upon  data  submitted  in  the institution's quarterly thrift financial reports.

In estimating the NPV of mortgage loans and mortgage-backed  securities, the OTS model utilizes various price indications and prepayment rates. At June 30, 2000, these price indications varied from 74.07 to 111.95 for fixed rate mortgages and mortgage-backed  securities and varied from 87.61 to 104.13 for adjustable  rate mortgages and  mortgage-backed  securities.  Prepayment rates for June 30, 2000, ranged from a constant prepayment rate ("CPR") of 6% to a CPR of 37%.

 The value of deposit  accounts  appears on both the asset and liability side of the NPV  calculation in the OTS model. In estimating the value of certificate of deposit  accounts,  ("CDs"),  retail price estimates  represent the value of the liability implied by the CD and reflect the difference between the CD coupon and secondary-market  CD rates. As of June 30, 2000, the retail CD price assumptions varied from 74.28 to 113.32. The retail CD intangible prices represent the value of the  "customer  relationship"  due to the  rollover of CD deposits and are an intangible  asset for the Bank.  As of June 30, 2000,  the retail CD  intangible price assumptions varied from .02 to 0.48.

Other  deposit  accounts  such as  transaction  accounts,  money market  deposit accounts, passbook accounts and non-interest-bearing accounts are valued at 100%
of their respective  outstanding balances in all nine interest rate scenarios on the liability side of the OTS model. On the asset side of the model,  intangible prices  are used to  reflect  the value of the  "customer  relationship"  of the various types of deposit  accounts.  As of June 30, 2000, the intangible  prices for transaction accounts,  money market deposit accounts,  passbook accounts and non-interest  bearing accounts varied from -1.38 to 20.35, -0.29 to 13.00, -0.43 to 16.23 and 7.81 to 17.78, respectively.

The following table sets forth the Bank's interest rate sensitivity of NPV as of
June 30, 2000. (dollars in thousands)

            Net Portfolio Value                NPV as % of PV  of  Assets
   -----------------------------------------------------------------------------
    Change
   In Rates    $ Amount     $ Change  % Change      NPV Ratio        Change
   -----------------------------------------------------------------------------
    +300 bp     76,329      (14,905)      (16)         9.43%      (141)  bp
    +200 bp     82,885       (8,349)       (9)        10.09%       (75)  bp
    +100 bp     88,256       (2,977)       (3)        10.60%       (24)  bp
        0 bp    91,234                                10.84%
    -100 bp     91,476          243                   10.79%        (5)  bp
    -200 bp     90,043       (1,191)       (1)        10.56%       (28)  bp
    -300 bp     89,890      (1,344)       (1)        10.46%       (38)  bp

Item 8.           Financial Statements and Supplementary Data.

         The  Company's  Consolidated  Financial  Statements  and Notes  thereto contained on pages 16 to 34 of the  Shareholder  Annual Report are  incorporated herein by reference.  HFB's Quarterly Results of Operations  contained on page 6 of the Shareholder Annual Report are incorporated herein by reference.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
-------           -------------------------------------------------------------------------------------

         There are no such  changes  and  disagreements  during  the  applicable period.

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

         The  information  required by this item with  respect to  directors  is incorporated  by reference to pages 2 to 4 of the Company's  Proxy Statement for its 2000 annual shareholder  meeting (the "2000 Proxy  Statement").  Information concerning  the  Company's  executive  officers  who are not also  directors  is included in Item 4.5 in Part I of this report.

         The  information  required by this item with respect to the  compliance with Section 16(a) of the  Securities  Exchange Act of 1934 is  incorporated  by reference to page 11 of the 2000 Proxy Statement.

Item 11.          Executive Compensation.

         The  information  required  by this  item  with  respect  to  executive compensation  is  incorporated  by  reference to pages 4 to 11 of the 2000 Proxy
Statement.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

         The  information  referred by this item is incorporated by reference to pages 1 to 3 of the 2000 Proxy Statement.

Item 13.          Certain Relationships and Related Transactions.

         The  information  required by this item is incorporated by reference to page 11 of the 2000 Proxy Statement.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.
---------         ---------------------------------------------------------------

(a)      List the following documents filed as a part of the report:

Financial Statements
--------------------
                                                                  Page in 2000
                                                                   Shareholder
                                                                  Annual Report

Consolidated Balance Sheets as of

         June 30, 2000 and 1999                                        16

Consolidated Statements of Income for each of
         the years in the three-year period ended
         June 30, 2000                                                 17

Consolidated Statements of  Shareholders' Equity
         for each of the years in the three-year period
         ended June 30, 2000                                           18

Consolidated Statements of Cash Flows for each
         of the years in the three-year period ended
         June 30, 2000                                                 19

Notes to Consolidated Financial Statements                             20

Report of Deloitte & Touche LLP

         Independent Auditors                                          34

(b)      Reports on Form 8-K

         Registrant has filed no reports on Form 8-K for the quarter ending June
30, 2000.

(c)  The exhibits filed  herewith or  incorporated  by reference  herein are set forth on the Exhibit Index on page 40.

(d)  All  schedules  are  omitted  as the  required  information  either  is not applicable  or is  included in the  Consolidated  Financial  Statements  or related notes.

                                   SIGNATURES

         Pursuant  to the  requirements  of Section  13 or 15(d) the  Securities
Exchange Act of 1934, as amended,  the Registrant has duly caused this report to be signed on behalf of the undersigned,  thereto duly authorized,  this 27th day of September, 2000.

                                              HOME FEDERAL BANCORP
DATE: September 27, 2000                      /s/ John K. Keach. Jr.
                                              ----------------------
                                             John K. Keach, Jr., President and
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant  and in the  capacities  indicated on this 27th day of September,
2000.

/s/  Lawrence E. Welker                          /s/ John K. Keach. Jr.
-----------------------                          ----------------------
Lawrence E. Welker, Executive                    John K. Keach, Jr.,
Vice President, Treasurer,                       Chairman of the Board,
Chief Financial Officer and Secretary            President and Chief
 (Principal Financial Officer)                   Executive Officer
                                                 (Principal Executive
                                                  Officer)
/s/ Melissa  A. McGill
----------------------
Melissa A. McGill,
Vice  President and Controller                   /s/John K. Keach. Jr.
(Principal Accounting Officer)                   ---------------------
                                                 John K. Keach, Jr,Director

/s/ Gregory J. Pence                              /s/ John T. Beatty
--------------------                              ------------------
Gregory J. Pence, Director                        John T. Beatty, Director

/s/Lewis Essex                                    /s/ Harold Force
-----------------                                ----------------------
Lewis Essex, Director                            Harold Force, Director

/s/ David W. Laitinen                            /s/ Harvard W. Nolting. Jr.
---------------------                            ---------------------------
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
                                     Exhibit 10(c) of Registrant's  Form 10-K for
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
                                     Exhibit 10(d) of Registrant's  Form 10-K for
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
                                     Exhibit 10(f) of Registrant's  Form 10-K for
                                     the year ended June 30, 1998.

10(g)                               1999 Stock option plan incorporated by reference to
                                    Exhibit J to the registrant's proxy statement for it's
                                    1999 Annual Shareholder's meeting.

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
                                    10(n) to Home  Federal  Savings  Bank's Form
                                    10-K  for the  fiscal  year  ended  June 30,
                                    1991)  and  First   Amendment  to  Executive
                                    Supplemental   Retirement  Income  Agreement
                                    (incorporated   by  reference  from  Exhibit
                                    10(n)  to  Registrant's  Form  10-K  for the
                                    fiscal year ended June 30, 1992); second and
                                    third  amendments  thereto  incorporated  by
                                    reference to Exhibit 10(n) of Registrant's  Form 10-K for
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
                                    First  Amendment to  Executive  Supplemental
                                    Retirement Income Agreement (incorporated by
                                    reference from Exhibit 10(o) to Registrant's
                                    Form 10-K for the fiscal year ended June 30,
                                    1992);  second and third amendments  thereto
                                    incorporated  by reference to Exhibit  10(o)
                                    of Registrant's  Form 10-K for the year ended
                                    June 30, 1998.

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
                                    Compensation   Agreement   (incorporated  by
                                    reference from Exhibit 10(v) to Registrant's
                                    Form 10-K for the year ended June 30, 1994)
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
                                    Supplemental   Retirement  Income  Agreement
                                    (incorporated   by  reference  from  Exhibit
                                    10(x) to Registrant's Form 10-K for the year
                                    ended June 30, 1998).

               10(y) Employment Agreement with Gerald L. Armstrong (incorporated by  reference  from Exhibit  l0(aa) to Home Federal  Savings Bank
               Form  10-K  for the  fiscal  year  ended  June 30,  1992).  First
               Amendment  thereto  dated  November  22, 1994.  (incorporated  by reference from Exhibit 10(f) to the Form 10-K for the fiscal year ended June 30, 1998);  Second Amendment thereto dated April 30,
               1996  (incorporated by reference from exhibit 10(f) to registrant's
               Form 10-K for the fiscal year ended June 30, 1998.)

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

10(am)                              Non-Qualified Stock Option Agreement,  dated
                                    August   24,1993,   with   John  T.   Beatty
                                    (incorporated   by  reference  from  Exhibit
                                    10(am)  to  Registrant's  Form  10-K for the
                                    year ended June 30, 1994).

10 (an)                             Non-Qualified Stock Option Agreement, dated August 24,1993, with Lewis W. Essex (incorporated by reference from Exhibit 10(an) to Registrant's Form 10-K for the year ended June 30, 1994).

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

 10 (aq)                            Non-Qualified Stock Option Agreement, dated August 24, 1993, with Harvard W. Nolting, Jr.
                                    (incorporated by reference from Exhibit 10(aq) to Registrant's Form 10-K for the year ended June
                                    30, 1994).

10 (ar)                             Rights Agreement, dated as of November 22, 1994, between Registrant and LaSalle National Bank,
                                    Chicago, Illinois, as Rights Agent (incorporated by reference from Exhibit 1 to Registrant's
                                    Registration Statement on Form 8-A filed with the SEC on December 5, 1994), first amendment thereto dated November 25, 1994.

10 (as)                             1995 Stock Option Plan (incorporated by reference  from Exhibit A to Registrant's Proxy Statement for its  1995 annual shareholder meeting).

13                                                 2000 Shareholder Annual Report.

21                                  Subsidiaries of the Registrant (incorporated
                                    by reference from Exhibit 21 to Registrant's
                                    Form 10-K for the year ended June 30, 1993).

23.1     Independent Auditors' Consent.

 27                                 Financial Data Schedule (to be filed electronically).