Form 10-Q
period 2000-09-30
HOME FEDERAL BANCORP
filed 2000-11-13
CIK 867493

                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2000

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

                                                  YES  X   NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2000:

            Common Stock, no par value - 4,504,186 shares outstanding

                              HOME FEDERAL BANCORP
                                   FORM 10-Q

                                     INDEX

                                                                        Page No.
                                                                        --------

       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                  (unaudited) .............................................    3
               Consolidated Statements of Income
                  (unaudited) .............................................    4
               Consolidated Statements of Cash Flows
                  (unaudited) .............................................    5
               Notes to Consolidated Financial
                  Statements (unaudited) ..................................    6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
                  Operations ..............................................    8
             Forward looking statements ...................................    8

Item 3.  Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ..........................   10

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                              September 30,  June 30,
                                                            2000         2000
                                                         -----------  ----------

ASSETS:
Cash .................................................   $  25,213    $  21,184
Interest-bearing deposits ............................       1,883           12
                                                         ---------    ---------
  Total cash and cash equivalents ....................      27,096       21,196
                                                         ---------    ---------

Securities available for sale at fair value
   (amortized cost $99,523 and $101,918) .............      98,496       99,364
Securities held to maturity (fair value
   $7,442 and $7,622) ................................       7,486        7,776
Loans held for sale (fair value $3,767 and $2,409) ...       3,728        2,376
Loans receivable, net of allowance for loan losses
   of $5,070 and $4,949 ..............................     660,564      652,007
Investments in joint ventures ........................       9,546       10,333
Federal Home Loan Bank stock .........................       9,412        9,037
Accrued interest receivable, net .....................       5,372        5,750
Premises and equipment, net ..........................       8,918        9,084
Real estate owned ....................................         834        1,235
Prepaid expenses and other assets ....................       5,871        6,114
Cash surrender value of life insurance ...............       6,463        6,387
Goodwill .............................................       1,470        1,495
                                                         ---------    ---------

   TOTAL ASSETS ......................................   $ 845,256    $ 832,154
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .............................................   $ 572,338    $ 572,893
Advances from Federal Home Loan Bank .................     182,982      175,486
Senior debt ..........................................      10,605        6,205
Other borrowings .....................................       3,923        2,742
Advance payments by borrowers for taxes and insurance          815          406
Accrued expenses and other liabilities ...............       7,211        4,936
                                                         ---------    ---------
   Total liabilities .................................     777,874      762,668
                                                         ---------    ---------

Shareholders' equity:
 No par preferred stock; Authorized: 2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized: 15,000,000 shares
  Issued and outstanding: ............................       7,983        8,335
     4,497,856 shares at September 30, 2000
     4,734,585 shares at June 30, 2000
 Retained earnings, restricted .......................      60,015       62,251
Accumulated other comprehensive loss, net of taxes ...        (616)      (1,100)
                                                         ---------    ---------

   Total shareholders' equity ........................      67,382       69,486
                                                         ---------    ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 845,256    $ 832,154
                                                         =========    =========

  See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                       ------------------------
                                                           2000          1999
                                                       -----------  -----------
Interest income:
 Loans receivable ...................................  $    14,272  $    12,096
 Securities available for sale and held to maturity .        1,772        1,207
 Other interest income ..............................          172          151
                                                       -----------  -----------
Total interest income ...............................       16,216       13,454
                                                       -----------  -----------

Interest expense:
 Deposits ...........................................        6,669        5,853
 Advances and borrowings ............................        3,136        1,363
                                                       -----------  -----------
Total interest expense ..............................        9,805        7,216
                                                       -----------  -----------

Net interest income .................................        6,411        6,238
Provision for loan losses ...........................          215          192
                                                       -----------  -----------
Net interest income after provision for loan losses .        6,196        6,046
                                                       -----------  -----------

Other income:
 Gain on sale of loans ..............................          512          226
 Gain  (loss) on sale of securities .................         (394            2
 Income from joint ventures .........................          278          162
 Insurance, annuity income, other fees ..............          275          248
 Service fees on NOW accounts .......................          589          546
 Net gain on real estate owned and repossessed assets           24           13
 Loan servicing income ..............................          291          292
 Miscellaneous ......................................          461          372
                                                       -----------  -----------
Total other income ..................................        2,036        1,861
                                                       -----------  -----------

Other expenses:
 Compensation and employee benefits .................        2,214        2,114
 Occupancy and equipment ............................          613          618
 Service bureau expense .............................          205          205
 Federal insurance premium ..........................           29           81
 Marketing ..........................................          120           73
 Goodwill amortization ..............................           25           25
 Miscellaneous ......................................          979          819
                                                       -----------  -----------
Total other expenses ................................        4,185        3,935
                                                       -----------  -----------

Income before income taxes ..........................        4,047        3,972
Income tax provision ................................        1,616        1,579
                                                       -----------  -----------
Net Income ..........................................  $     2,431  $     2,393
                                                       ===========  ===========

Basic earnings per common share .....................  $      0.52  $      0.48
Dilutive earnings per common share ..................  $      0.51  $      0.46

Basic weighted average number of shares .............    4,633,034    4,953,033
Dilutive weighted average number of shares ..........    4,778,005    5,258,266
Dividends per share .................................  $     0.138  $     0.125

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                               THREE MONTHS ENDED
(unaudited)                                                     September 30,
                                                            -------------------
                                                                2000       1999
                                                            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................ $  2,431   $  2,393
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Accretion of discounts, amortization and depreciation       358        471
     Provision for loan losses ............................      215        192
     Net gain from sale of loans ..........................     (512)      (226)
     Net (gain)/loss from sale of investment securities ...      394         (2)
     Net gain from joint ventures; real estate owned ......     (302)      (175)
     Loan fees deferred (recognized), net .................       11         35
     Proceeds from sale of loans held for sale ............   14,402     17,583
     Origination of loans held for sale ...................  (15,242)   (13,824)
     (Increase) decrease  in accrued interest and other
        assets.............................................    1,255       (840)
     Increase in other liabilities ........................    2,684      1,378
                                                            --------   --------
Net cash provided by operating activities .................    5,694      6,985
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans ..........................   (7,228)    (5,016)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity .......................      290        277
        Securities available for sale .....................    1,419        732
     Sales of:
        Securities available for sale .....................   22,340      8,197
        Real estate owned and other asset sales ...........      549        615
Purchases of:
     Loans ................................................   (1,555)        --
     Securities available for sale ........................  (22,519)   (24,263)
     Securities held to maturity ..........................       --     (2,000)
     Federal Home Loan Bank stock .........................     (375)        --
Increase in cash surrender value of life insurance ........      (76)       (73)
Acquisition of property and equipment, net ................     (142)      (104)
                                                            --------   --------
Net cash used in investing activities .....................   (7,297)   (21,635)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Decrease in deposits, net .................................     (555)   (13,840)
Proceeds from borrowings ..................................   25,900     26,006
Repayment of borrowings ...................................  (14,004)   (12,003)
Net proceeds from overnight borrowings ....................    1,181      3,047
Common stock options exercised ............................       --         37
Repurchase of common stock ................................   (4,401)    (3,097)
Payment of dividends on common stock ......................     (618)      (609)
                                                            --------   --------
Net cash provided by (used in) financing activities .......    7,503       (459)
                                                            --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................    5,900    (15,109)
Cash and cash equivalents, beginning of period ............   21,196     32,906
                                                            --------   --------
Cash and cash equivalents, end of period .................. $ 27,096   $ 17,797
                                                            ========   ========

Supplemental information:
Cash paid for interest .................................... $  9,704   $  7,229
Cash paid for income taxes ................................ $    652   $    350
Assets acquired through foreclosure ....................... $    110   $    653

See notes to consolidated financial statements (unaudited)

            Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The  consolidated  financial  statements  include the  accounts of Home  Federal
Bancorp (the "Company") and its  wholly-owned  subsidiary,  Home Federal Savings
Bank (the "Bank").  These consolidated interim financial statements at September
30, 2000, and for the three month period ended September 30, 2000, have not been audited by independent  auditors,  but reflect,  in the opinion of the Company's management,  all adjustments  (which include only normal recurring  adjustments)
necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements  should be read in conjunction with the consolidated  financial statements  and  related  notes,  which are  incorporated  by  reference  in the
Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2. Reclassifications
Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.

3. Earnings Per Share
The following is a reconciliation  of the weighted average common shares for the basic and diluted earnings per share computations:

                                                      Three months ended
                                                          September 30,
                                                     ---------------------
                                                       2000         1999
                                                       ----         ----
Basic EPS:
   Weighted average common shares ................   4,633,034   4,953,033
                                                     =========   =========

Diluted EPS:
   Weighted average common shares ................   4,633,034   4,953,033
    Dilutive effect of stock options .............     144,971     305,233
                                                     ---------   ---------
    Weighted average common and incremental shares   4,778,005   5,258,266
                                                     =========   =========

4. Comprehensive Income
The following is a summary of the Corporation's total  comprehensive  income for the interim three month period ended September 30, 2000 and 1999.

                                                              Three months ended
                                                                 September 30,
                                                              ------------------
                                                                2000      1999
                                                                ----      ----
Net Income .................................................. $ 2,431   $ 2,393
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period      90      (213)
       Reclassification adjustment for (gains) losses
          included in net income ............................     394        (2)
Other comprehensive income ..................................     484      (215)
                                                              -------   -------
Comprehensive Income ........................................ $ 2,915   $ 2,178
                                                              =======   =======

5. Segment Reporting
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

6. New Accounting Pronouncements
Statement of Financial  Accounting  Standards No. 133 ("SFAS 133"),  "Accounting
for Derivative  Instruments and Hedging Activities," was issued in June 1998 and amended by Statement of Financial Standard No. 137 ("SFAS 137"), "Accounting for
Derivative  Instruments and Hedging  Activities - Deferral of the Effective Date
of SFAS 133" and  Statement of  Financial  Accounting  Standards  No. 138 ("SFAS
138"),  "Accounting  for Certain  Derivative  Instruments  and  Certain  Hedging
Activities".  SFAS 133, as amended,  is effective July 1, 2000, for the Company.
The Company  designates its interest rate swaps as fair value hedge instruments, which are recorded as assets or liabilities on the balance sheet and measured at fair  value.  The effect of this new  standard  resulted  in a hedging  asset of
$271,000 being  recorded on July 1, 2000 and an offsetting  contra asset for the same amount being applied as a reduction to commercial  real estate loans. As of
September  30,  2000,  the fair value of the hedging  asset and the contra asset were  adjusted to $149,000  and  ($149,000),  respectively.  There was no income statement  impact as the fair value hedges were  determined  by management to be highly effective in accordance with SFAS 133.

Statement of Financial  Accounting  Standards No. 140 ("SFAS 140"),  "Accounting
for  Transfers  and  Servicing  of  Financial  Assets  and   Extinguishments  of
Liabilities,"  was issued  September 2000 and provides  accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  SFAS 140 is effective  for  transfers  and  servicing of financial assets and  extinguishments  of  liabilities  after March 31, 2001.  Also, it is effective for recognition and reclassification of collateral and for disclosures relating to  securitization  transactions and collateral for fiscal years ending after December 15, 2000.  Management has not yet quantified the effect,  if any, of this new standard on the consolidated financial statements.

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

Home Federal  Bancorp (the "Company") is organized as a unitary savings and loan holding  company  and owns all the  outstanding  capital  stock of Home  Federal
Savings Bank (the "Bank"). The business of the Bank and therefore,  the Company, is to provide  consumer and business  banking services to certain markets in the south-central  portions of the State of Indiana.  The Bank does business through
17 full service banking branches.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2000 Compared to Quarter Ended September 30, 1999

General
The Company  reported net income of $2,431,000  for the quarter ended  September
30, 2000,  compared to $2,393,000  for the quarter ended  September 30, 1999, an increase of $38,000 or 1.6%.  Basic  earnings  per common  share for the current quarter were $0.52  compared to $0.48 for the quarter ended  September 30, 1999.
Dilutive  earnings per common share were $0.51 compared to $0.46 for the quarter ended September 30, 1999, or a 10.9% increase.

Net Interest Income
Net interest  income before  provision for loan losses  increased by $173,000 or
2.8% for the quarter  ended  September  30, 2000,  compared to the quarter ended
September  30,  1999.  The  increase  is due to the growth in  average  interest earning assets and interest  bearing  liabilities  during the three month period ended September 30, 2000.

The provision for loan losses increased  $23,000 for the quarter ended September
30, 2000  compared to the quarter  ended  September  30, 1999.  At September 30,
2000, the loan loss allowance covered 115% of non-performing  loans, real estate owned and other repossessed assets. Based on management's analysis of classified assets,  loss histories and economic  conditions,  the allowance balance appears adequate at September 30, 2000.

Quarter ending September 30: (in thousands)                  2000        1999
Allowance beginning balance ............................   $ 4,949     $ 4,349
Provision for loan losses ..............................       215         192
Charge-offs ............................................      (111)       (127)
Recoveries .............................................        17          19
--------------------------------------------------------   -------     -------
Loan Loss Allowance ....................................   $ 5,070     $ 4,433
                                                           =======     =======

Allowance to Total Loans ...............................      .76%        .74%
Allowance to Nonperforming Assets ......................      115%         81%

Interest Income
Total  interest  income for the  three-month  period ended  September  30, 2000, increased  $2,762,000,  or 20.5%,  over the same period of the prior year.  This increase  is the result of two  factors:  1) the  average  balances  of interest earning assets  increasing  $87,929,000  for the first quarter of fiscal 2001 as compared to the first quarter of fiscal 2000;  and 2) a 54 basis point  increase in the weighted  average interest rate earned on interest bearing assets for the quarter ended  September 30, 2000 as compared to the quarter ended September 30,
1999.

Interest Expense
Total  interest  expense for the  three-month  period ended  September  30, 2000 increased  $2,589,000,  or 35.9%, as compared to the same period a year ago. The factors that caused the increase in interest  expense mirror the factors for the increase in interest income.  Average  balances of interest bearing  liabilities increased  $94,075,000,  while  the  interest  rate  paid  on  interest  bearing liabilities  rose 81 basis  points in the quarter  ended  September  30, 2000 as compared to the quarter ended September 30, 1999.

Other Income
Total  other  income  for the  three-month  period  ended  September  30,  2000, increased  $175,000 or 9.4% over the same period a year ago.  This  increase was the net result of several factors  including an increase of $286,000 in the gain on sale of loans,  which  included  $222,000  that resulted from the sale of the
Bank's credit card portfolio. Additionally, income from joint ventures increased
$116,000,  as several joint venture projects matured from the development  stage to an income producing stage.

A  factor,  which  reduced  other  income,  was a  $394,000  loss on the sale of available for sale securities,  as the Bank completed a partial restructuring of the  investment  portfolio.  The loss incurred in  restructuring  the investment portfolio  will be recouped in slightly  over one year  through the higher yield attained on the securities purchased.

Other Expenses
Total other  expenses  for the  three-month  period  ended  September  30, 2000, increased  $250,000 or 6.4% over the same period ended  September 30, 1999. This increase is due primarily to a $100,000  increase in  compensation  and employee benefits  resulting from normal salary  increases,  increased  health  insurance
costs  and  funding   required  for  the  Bank's  pension  plan.   Additionally,
miscellaneous  expenses  increased $160,000 for the first quarter of fiscal 2001 as  compared  to the first  quarter of fiscal  2000 due to a one-time  charge of
$100,000 incurred because of fraudulent  activity in the consumer loan portfolio as well as small increases in various other expense  categories.  The fraudulent activity  did not  affect any  customer  accounts  and  represents  the  maximum exposure to the bank.

FINANCIAL CONDITION:
Total assets showed an increase of $13,102,000  from June 30, 2000, to September
30,  2000.  Cash  and  cash  equivalents  increased   $5,900,000,   while  loans
receivable,  net increased  $8,557,000.  These  increases were funded  primarily
through   Federal  Home  Loan  Bank   advances   which   increased   $7,496,000.
Additionally,  senior debt  increased  $4,400,000 to fund the  repurchase of the company's stock.

Shareholders'  equity  decreased  $2,104,000  during the same  period.  Retained earnings  increased  $2,431,000  million from net income and decreased  $618,000 million for dividends paid and decreased  $4,049,000  from the repurchase of the
Company's common stock. Common stock decreased $352,000 due to stock repurchases during the period.  In accordance  with  Statement of Accounting  Standards 115,
"Accounting for Certain Investments in Debt and Equity Securities",  the Company
had an  accumulated  other  comprehensive  loss  from  unrealized  losses in its
available  for  sale   portfolio  of  $616,000,   or  a  $484,000   increase  in
shareholders' equity from the June 30, 2000 loss position of $1,100,000.

At September  30, 2000,  the Bank  exceeded all current OTS  regulatory  capital requirements as follows:

                                                                                  To Be Categorized
                                                                                  As "Well Capitalized"
                                                                                      Under Prompt
                                                                For  Capital      Corrective Action
(dollars in thousands)                        Actual         Adequacy Purposes         Provisions
                                         Amount    Ratio      Amount    Ratio    Amount     Ratio

As of  September 30, 2000

   Tangible capital (to total assets)   $65,229    7.83%     $12,511    1.50%      N/A        N/A
   Core capital (to total assets)       $65,229    7.83%     $33,362    4.00%      N/A        N/A
   Total risk-based capital
      (to risk-weighted assets)         $69,071   11.12%     $49,689    8.00%     $62,111   10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $65,229   10.51%      N/A       N/A       $37,226    6.00%
   Tier 1 leverage capital
      (to average assets)               $65,229    7.78%      N/A       N/A       $41,943    5.00%

Liquidity and Capital Resources
The minimum  liquidity  allowed by law is 4%. At September 30, 2000,  the Bank's average  liquidity  ratio was 18.9%.  Historically,  the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity  regulations above the minimum  requirements  imposed by such  regulations  and at a level believed adequate to meet requirements of normal daily activities,  repayment of maturing debt and  potential  deposit  outflows.  Cash  flow  projections  are  regularly reviewed and updated to assure that adequate  liquidity is maintained.  Cash for these  purposes  is  generated  through  the  sale  or  maturity  of  investment securities and loan sales and repayments, and may be generated through increases in  deposits.  Loan  payments  are a relatively  stable  source of funds,  while deposit flows are  influenced  significantly  by the level of interest rates and general  money  market  conditions.  Borrowings  may be used to  compensate  for reductions in other  sources of funds such as deposits.  As a member of the FHLB system,  the Bank may borrow from the FHLB of  Indianapolis.  At  September  30,
2000, the Bank had  $182,982,000 in such  borrowings.  As of that date, the Bank had  commitments  to fund  loan  originations  and  purchases  of  approximately
$28,041,000 and commitments to sell loans of $10,452,000 million. In the opinion of management,  the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative  Analysis of Financial  Condition and
        Results of Operations

In the opinion of  management  the results for the quarter  ended  September 30,
2000 will not be materially  different from the results  presented on page 13 of the annual report for fiscal year 2000.

                                                       Three Months
Supplemental Data:                                        Ended
                                                       September 30,
                                                       2000     1999
Weighted average interest rate earned
    on total interest-earning assets ...........       8.37%    7.83%
Weighted average cost of total
    interest-bearing liabilities ...............       5.13%    4.32%
Interest rate spread during period .............       3.24%    3.52%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.31%    3.63%
Total interest income divided by average
    total assets (on annualized basis) .........       7.75%    7.23%
Total interest expense divided by
    average total assets (on annualized basis) .       4.65%    3.86%
Net interest income divided by average
    total assets (on annualized basis) .........       3.06%    3.35%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.22%    1.29%
Return on equity (net income divided by
    average total equity on annualized basis) ..      14.96%   13.72%

Net interest margin to average
 earning assets ................................       3.31%    3.63%
Net interest margin to average assets ..........       3.06%    3.35%

                                                      At September 30,
                                                      2000       1999
Book value per share outstanding ...............     $14.98    $13.99
Interest rate spread ...........................       3.24%     3.55%

Nonperforming Assets:
 Loans: Non-accrual ............................     $2,940    $3,178
             Past due 90 days or more ..........         --        --
             Restructured ......................        627        64
                                                     ------    ------
 Total nonperforming loans .....................      3,567     3,242
 Real estate owned, net ........................        788     2,107
 Other repossessed assets, net .................         45       106
                                                     ------    ------
 Total Nonperforming Assets ....................     $4,400    $5,455
                                                     ======    ======

Nonperforming assets divided by total assets           0.52%     0.73%
Nonperforming loans divided by total loans .....       0.53%     0.54%

Balance in Allowance for Loan Losses ...........     $5,070    $4,433

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other information

N/A

Item 6.  Exhibits and Reports on Form 8-K

Home  Federal  Bancorp  issued  two  reports  on Form 8-K in the  quarter  ended
September  30, 2000.  On July 24, 2000,  Home Federal  Bancorp  filed a Form 8-K announcing  the approval of the board of directors to pursue a stock buy back of up to 5% of the Company's shares. On August 23, 2000, Home Federal Bancorp filed a Form 8-K announcing the completion of the stock repurchase program.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the  Registrant  has duly  caused  this  report  to be  signed  on behalf of the undersigned thereto duly authorized.

                                  Home Federal Bancorp

DATE: November 10, 2000           /S/ Lawrence E. Welker
                                  Lawrence E. Welker, Executive Vice President,
                                  Treasurer, and Chief Financial Officer