Form 10-Q
period 2000-12-31
HOME FEDERAL BANCORP
filed 2001-02-02
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

                                              YES X   NO

      Indicate  the  number of  shares  outstanding  of each of the  issuer's classes of common stock, as of January 31, 2001:

            Common Stock, no par value - 4,407,729 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Balance Sheets
                (unaudited) .............................................  3
               Consolidated Statements of Income
                (unaudited) .............................................  4
               Consolidated Statements of Cash Flows
                (unaudited) .............................................  5
               Notes to Consolidated Financial Statements
                (unaudited) .............................................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations ..................................  8
         Forward looking statements .....................................  8

Item 3.  Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................ 11

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                               December 31,  June 30,
                                                              2000        2000
                                                            --------    --------

ASSETS:

Cash ...................................................... $ 23,044    $ 21,184
Interest-bearing deposits .................................   11,134          12
                                                            --------    --------
  Total cash and cash equivalents .........................   34,178      21,196
                                                            --------    --------

Securities available for sale at fair value
  (amortized cost $98,412 and $101,198) ...................   98,283      99,364
Securities held to maturity (fair value $8,311 and $7,622)     8,254       7,776
Loans held for sale (fair value $2,580 and $2,409) ........    2,547       2,376
Loans receivable, net of allowance for loan losses
  of $5,258 and $4,949 ....................................  670,905     652,007
Investments in joint ventures .............................    9,800      10,333
Federal Home Loan Bank stock ..............................    9,661       9,037
Accrued interest receivable, net ..........................    5,882       5,750
Premises and equipment, net ...............................    8,714       9,084
Real estate owned .........................................      708       1,235
Prepaid expenses and other assets .........................    5,601       6,114
Cash surrender value of life insurance ....................    6,558       6,387
Goodwill ..................................................    1,445       1,495
                                                            --------    --------
   TOTAL ASSETS ........................................... $862,536    $832,154
                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits .................................................. $585,609    $572,893
Advances from Federal Home Loan Bank ......................  187,982     175,486
Senior debt ...............................................   11,205       6,205
Other borrowings ..........................................    3,549       2,742
Advance payments by borrowers for taxes and insurance .....      376         406
Accrued expenses and other liabilities ....................    5,704       4,936
                                                            --------    --------
   Total liabilities ......................................  794,425     762,668
                                                            --------    --------

Shareholders' equity:
 No par preferred stock; Authorized: 2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized: 15,000,000 shares
  Issued and outstanding: .................................    7,880       8,335
     4,407,729 shares at December 31, 2000
     4,734,585 shares at June 30, 2000
 Retained earnings, restricted ............................   60,308      62,251
Accumulated other comprehensive loss, net of taxes ........      (77)     (1,100)
                                                            --------    --------
   Total shareholders' equity .............................   68,111      69,486
                                                            --------    --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............. $862,536    $832,154
                                                            ========    ========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                               Three Months Ended          Six Months Ended
                                                             December 31,               December 31,
                                                        -----------------------   -----------------------
                                                            2000         1999         2000         1999
Interest income:                                        ----------   ----------   ----------  -----------
 Loans receivable ...................................   $   14,591   $   12,391   $   28,863  $    24,487
 Securities available for sale and held to maturity .        1,877        1,627        3,649        2,834
 Other interest income ..............................          103          103          275          254
                                                        ----------   ----------    ---------   ----------
Total interest income ...............................       16,571       14,121       32,787       27,575
                                                        ----------   ----------    ---------   ----------
Interest expense:
 Deposits ...........................................        6,975        5,855       13,644       11,708
 Advances and borrowings ............................        3,336        1,957        6,472        3,320
                                                        ----------   ----------    ---------   ----------
Total interest expense ..............................       10,311        7,812       20,116       15,028
                                                        ----------   ----------    ---------   ----------

Net interest income .................................        6,260        6,309       12,671       12,547
Provision for loan losses ...........................          355          441          570          633
                                                        ----------   ----------    ---------   ----------
Net interest income after provision for loan losses .        5,905        5,868       12,101       11,914
                                                        ----------   ----------    ---------   ----------
Other income:
 Gain on sale of loans ..............................          270          223          782          449
 Gain  (loss) on sale of securities .................           52           --         (342)           2
 Income from joint ventures .........................          275          145          553          307
 Insurance, annuity income, other fees ..............          278          273          553          521
 Service fees on NOW accounts .......................          587          563        1,176        1,109
 Net gain on real estate owned and repossessed assets           78           13          102           26
 Loan servicing income ..............................          112          236          403          528
 Miscellaneous ......................................          504          417          965          789
                                                        ----------   ----------    ---------   ----------
Total other income ..................................        2,156        1,870        4,192        3,731
                                                        ----------   ----------    ---------   ----------
Other expenses:
 Compensation and employee benefits .................        2,304        2,167        4,518        4,281
 Occupancy and equipment ............................          616          632        1,229        1,250
 Service bureau expense .............................          206          207          411          412
 Federal insurance premium ..........................           29           84           58          165
 Marketing ..........................................          147          134          267          207
 Goodwill amortization ..............................           25           25           50           50
 Miscellaneous ......................................          837          891        1,816        1,710
                                                        ----------   ----------    ---------   ----------
Total other expenses ................................        4,164        4,140        8,349        8,075
                                                        ----------   ----------    ---------   ----------
Income before income taxes ..........................        3,897        3,598        7,944        7,570
Income tax provision ................................        1,472        1,471        3,088        3,050
                                                        ----------   ----------    ---------   ----------
Net Income ..........................................   $    2,425   $    2,127   $    4,856   $    4,520
                                                        ==========   ===========  ==========   ==========

Basic earnings per common share .....................   $     0.54   $     0.44   $     1.07   $     0.93
Dilutive earnings per common share ..................   $     0.53   $     0.42   $     1.04   $     0.88

Basic weighted average number of shares .............    4,483,165    4,799,167    4,558,099    4,876,100
Dilutive weighted average number of shares ..........    4,600,507    5,038,624    4,683,838    5,141,914
Dividends per share .................................   $    0.138   $    0.138   $    0.275   $    0.263

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)                                                    Six Months Ended
                                                                 December 31,
                                                             -------------------
                                                                 2000       1999
                                                             -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................  $  4,856   $  4,520
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Accretion of discounts, amortization and depreciation ...         6        998
  Provision for loan losses ...............................       570        633
  Net gain from sale of loans .............................      (782)      (449)
  Net (gain)/loss from sale of investment securities ......       342         (2)
  Net gain from joint ventures; real estate owned .........      (656)      (332)
  Loan fees deferred (recognized), net ....................       (96)        73
  Proceeds from sale of loans held for sale ...............    33,371     30,575
  Origination of loans held for sale ......................   (32,760)   (25,918)
  Increase (decrease)  in accrued interest and other assets     1,090     (2,895)
  Increase in other liabilities ...........................       738        533
                                                             --------   --------
Net cash provided by operating activities .................     6,679      7,736
                                                             --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans ..........................   (13,654)   (16,161)
Proceeds from:
  Maturities/Repayments of:
     Securities held to maturity ..........................       436        341
     Securities available for sale ........................     4,047      1,250
  Sales of:
     Securities available for sale ........................    32,552      9,197
     Real estate owned and other asset sales ..............     1,048      1,215
Purchases of:
  Loans ...................................................    (5,718)        --
  Securities available for sale ...........................   (34,223)   (38,530)
  Securities held to maturity .............................      (910)    (3,017)
  Federal Home Loan Bank stock ............................      (624)    (1,843)
Increase in cash surrender value of life insurance ........      (171)      (145)
Acquisition of property and equipment, net ................      (245)      (387)
                                                             --------   --------
Net cash used in investing activities .....................   (17,462)   (48,080)
                                                             --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ......................    12,716    (10,914)
Proceeds from borrowings ..................................    82,900     75,345
Repayment of borrowings ...................................   (65,404)   (14,003)
Net proceeds from (net repayment of) overnight borrowings .       807       (275)
Common stock options exercised ............................        46         75
Repurchase of common stock ................................    (6,075)    (6,744)
Payment of dividends on common stock ......................    (1,225)    (1,257)
                                                             --------   --------
Net cash provided by financing activities .................    23,765     42,227
                                                             --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................    12,982      1,883
Cash and cash equivalents, beginning of period ............    21,196     32,906
                                                             --------   --------
Cash and cash equivalents, end of period ..................  $ 34,178   $ 34,789
                                                             ========   ========

Supplemental information:
Cash paid for interest ....................................  $ 19,655   $ 14,835
Cash paid for income taxes ................................  $  3,673   $  2,305
Assets acquired through foreclosure .......................  $    436   $  1,023

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The  consolidated  financial  statements  include the  accounts of Home  Federal
Bancorp (the "Company") and its  wholly-owned  subsidiary,  Home Federal Savings
Bank (the "Bank").  These consolidated  interim financial statements at December
31, 2000, and for the three and six month periods ended December 31, 2000,  have not been audited by  independent  auditors,  but reflect,  in the opinion of the
Company's  management,  all  adjustments  (which  include only normal  recurring adjustments)  necessary to present fairly the financial  position and results of
operations  for  such  periods,   including   elimination  of  all   significant
intercompany balances and transactions.

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

                                    Three months ended       Six months ended
                                        December 31,           December 31,
                                   ---------------------   ---------------------
                                     2000        1999        2000        1999
                                   ---------   ---------   ---------   ---------
Basic EPS:
 Weighted average common shares .  4,483,165   4,799,167   4,558,099   4,876,100
                                   =========   =========   =========   =========
Diluted EPS:
 Weighted average common shares .  4,483,165   4,799,167   4,558,099   4,876,100
 Dilutive effect of stock options    117,342     239,457     125,739     265,814
                                   ---------   ---------   ---------   ---------
 Weighted average common and
  incremental shares ............  4,600,507   5,038,624   4,683,838   5,141,914
                                   =========   =========   =========   =========

4. Comprehensive Income
The following is a summary of the Corporation's total  comprehensive  income for the interim three and six month periods ended December 31, 2000 and 1999.

                                             Three months ended  Six months ended
                                                  December 31,      December 31,
                                              ----------------   ---------------
                                               2000      1999     2000     1999
                                              ------    ------   ------   ------
Net Income .................................. $2,425    $2,127   $4,856   $4,520
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses)
          arising during period .............    591      (225)     681     (438)
      Reclassification adjustment for (gains)
          losses included in net income .....    (52)       --      342       (2)
                                              ------    ------   ------   ------
Other comprehensive income ..................    539      (225)   1,023     (440)
                                              ------    ------   ------   ------
Comprehensive Income ........................ $2,964    $1,902   $5,879   $4,080
                                              ======    ======   ======   ======

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
The Company  designates its interest rate swaps as fair value hedge instruments, which are recorded as assets or liabilities on the balance sheet and measured at fair  value.  The effect of this new  standard  resulted  in a hedging  asset of
$271,000 being  recorded on July 1, 2000 and an offsetting  contra asset for the same amount being applied as a reduction to commercial  real estate loans. As of
December 31, 2000, the fair value of the hedging asset and the contra asset were adjusted to ($82,000) and $82,000,  respectively.  There was no income statement impact as the fair value  hedges  were  determined  by  management  to be highly effective in accordance with SFAS 133.

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

RESULTS OF OPERATIONS:
Quarter Ended December 31, 2000 Compared to Quarter Ended December 31, 1999

General
The Company reported net income of $2,425,000 for the quarter ended December 31,
2000,  compared to  $2,127,000  for the quarter  ended  December  31,  1999,  an increase of $298,000 or 14.0%.  Basic  earnings per common share for the current quarter were $0.54  compared to $0.44 for the quarter  ended  December 31, 1999.
Dilutive  earnings per common share were $0.53 compared to $0.42 for the quarter ended December 31, 1999, or a 24.9% increase.

Net Interest Income
Net interest income before provision for loan losses remained  relatively stable decreasing by $49,000 or .8% for the quarter ended  December 31, 2000,  compared to the quarter  ended  December  31, 1999.  This  decrease was due to a 34 basis points  decline in the net  interest  spread,  as the cost of  interest  bearing liabilities  increased  83 basis  points  outpacing  the  slower  growth  of the interest rate earned on interest bearing assets of 49 basis points.

The provision for loan losses  decreased  $86,000 for the quarter ended December
31, 2000 compared to the quarter ended  December 31, 1999. At December 31, 2000, the loan loss allowance covered 72% of  non-performing  loans, real estate owned and other  repossessed  assets.  Based on  management's  analysis of  classified assets,  loss histories and economic  conditions,  the allowance balance appears adequate at December 31, 2000.

Quarter ending December 31: (in thousands)                2000        1999
------------------------------------------                ----        ----
Allowance beginning balance .........................   $ 5,070     $ 4,433
Provision for loan losses ...........................       355         441
Charge-offs .........................................      (190)       (423)
Recoveries ..........................................        23          27
-----------------------------------------------------   -------     -------
Loan Loss Allowance .................................   $ 5,258     $ 4,478
                                                        =======     =======

Allowance to Total Loans ............................      .77%        .74%
Allowance to Nonperforming Assets ...................       94%         84%

Interest Income
Total  interest  income for the  three-month  period  ended  December  31, 2000, increased  $2,450,000,  or 17.4%,  over the same period of the prior year.  This increase  is the result of two  factors:  1) the  average  balances  of interest earning assets  increasing  $74,855,000 for the second quarter of fiscal 2001 as compared to the second  quarter of fiscal 2000; and 2) a 49 basis point increase in the weighted  average interest rate earned on interest bearing assets for the quarter ended  December 31, 2000 as compared to the quarter  ended  December 31,
1999.

Interest Expense
Total  interest  expense for the  three-month  period  ended  December  31, 2000 increased  $2,499,000,  or 32.0%, as compared to the same period a year ago. The factors that caused the increase in interest  expense mirror the factors for the increase in interest income.  Average  balances of interest bearing  liabilities increased  $76,492,000,  while  the  interest  rate  paid  on  interest  bearing liabilities  rose 83 basis  points in the  quarter  ended  December  31, 2000 as compared to the quarter ended December 31, 1999.

Other Income
Total other income for the three-month period ended December 31, 2000, increased
$286,000 or 15.3% over the same  period a year ago.  This  increase  was the net result of several  factors  including  joint  venture  income,  which  increased
$130,000.   Several  joint  venture  real  estate  projects   matured  from  the
development  stage to an income  producing  stage  resulting  in an  increase of
$80,000.  An increase of $50,000  was added to joint  venture  income due to the growth in the annual  dividend  received from an insurance  company of which the
Bank is a part owner. The dividend received is primarily based on the percentage of insurance sales made by Bank personnel in relationship to the total insurance sales made by all owners of the insurance company.  Additionally,  a dividend is also paid based on the percentage ownership of the insurance company. The second largest  increase in other income for the quarter came from the $87,000 increase in  miscellaneous  income that was primarily due to the $65,000  increase in the dividend received on the Federal Home Loan Bank stock. The dividend increase was due to increases in the outstanding  balance of the stock as well as an increase in the dividend rate paid in the quarter ended  December 31, 2000 as compared to the same quarter for the previous year.  Small  increases for the second quarter ended  December  31,  2000,  were  also  recognized  from  the  sale  of  loans, investments and real estate owned.

A factor,  which reduced other income, was a $124,000 decrease in loan servicing income  resulting from a second quarter charge in fiscal 2001 for the impairment of mortgage  servicing  rights of  $145,000  as  compared to the second  quarter fiscal  1999 charge for  impairment  of  mortgage  servicing  rights of $18,000.
Statement of Financial Accounting Standards No. 122 ("SFAS 122") "Accounting for
mortgage  servicing rights" requires that originated  mortgage  servicing rights
("OMSR") be reviewed for  impairment.  Generally as rates  decline,  OMSR rights tied to higher rate loans will become impaired.

Other Expenses
Total other  expenses  for the  three-month  period  ended  December  31,  2000, remained  relatively stable increasing $24,000 or .6% over the same period ended
December  31, 1999.  This  increase is due  primarily to a $137,000  increase in compensation  and employee  benefits  resulting  from normal  salary  increases, increased  health  insurance  costs and funding  required for the Bank's pension plan.  Offsetting  the  increase in  compensation  and  employee  benefits was a decrease in the federal insurance premium of $55,000 due to a rate decrease,  as well as a decrease in miscellaneous expenses of $54,000, which resulted from the net decrease of various expense categories.

Six-months  Ended  December 31, 2000 Compared to Six-months  Ended  December 31,
1999:

General
The Company  reported net income of  $4,856,000,  or $1.04 per  dilutive  common share,  for the six-months ended December 31, 2000,  compared to $4,520,000,  or
$.88 per dilutive  common share,  for the same period a year ago, an increase of
$336,000 or a 17.9% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses increased  $124,000 for the six-month  period ended  December  31,  2000,  compared to the same period ended
December 31, 1999. The increase is due to the growth in average interest earning assets  and  interest  bearing  liabilities  during the six month  period  ended
December 31, 2000,  which  compensated  for the offsetting  effect of a 31 basis point drop in the interest rate spread over the same period.

The change to the loan loss  allowance for the six-month  period ended  December
31, 2000 is as follows:

Six months ending December 31: (in thousands)             2000        1999
---------------------------------------------             ----        ----
Allowance beginning balance .........................   $ 4,949     $ 4,349
Provision for loan losses ...........................       570         633
Charge-offs .........................................      (301)       (550)
Recoveries ..........................................        40          46
-----------------------------------------------------   -------     -------
Loan Loss Allowance .................................   $ 5,258     $ 4,478
                                                        =======     =======
Allowance to Total Loans ............................      .77%        .74%
Allowance to Nonperforming Assets ...................       94%         84%

Interest Income
Total interest income for the six-month period ended December 31, 2000 increased
$5,212,000,  compared to the six-month  period ended  December 31, 1999. The six month period  increase,  like the second quarter increase was due to an increase in average  balances of  $81,345,000  and an increase of 51 basis  points on the interest rate earned on interest bearing assets.

Interest Expense
Total  interest  expense for the  six-months  ended  December 31, 2000 increased
$5,088,000,  compared to the six-month period ended December 31, 1999. Similarly to the increase in interest income,  the increase in interest expense was due to increases  in  average  balances  of  deposits  and  borrowings  outstanding  of
$85,283,000 as well as an 82 basis point  increase in the weighted  average cost of funds for the  six-month  period  ended  December 31, 2000 as compared to the same period ended December 31, 1999.

Other Income
Total other income for the six-month  period ended  December 31, 2000  increased
$461,000 or 12.4% as compared to the same period one year ago. This increase was the net result of several factors  including an increase of $333,000 in the gain on sale of loans,  which  included  $222,000  that resulted from the sale of the
Bank's  credit card  portfolio in the first  quarter of fiscal 2001.  Additional increases in other income for the six months ended  December 31, 2000 were joint venture  income and  miscellaneous income  increases of $246,000,  and $176,000, respectively, for the reasons previously stated in the quarterly discussion.

Two factors,  which reduced other income,  were; 1) a $125,000  decrease in loan servicing  income  resulting from a second quarter charge in fiscal 2001 for the impairment of mortgage servicing rights of $145,000, as required by SFAS 122 and
2) a  $342,000  loss  on  sale  of  securities  incurred  in  restructuring  the investment portfolio to higher yielding investments.

Other Expenses
Total other expenses for the six-month  period ended December 31, 2000 increased
$274,000 or 3.4%.  This increase is primarily  the net result of three  factors.
The increase in  compensation  and employee  benefits of $237,000  offset by the decrease in federal insurance premiums of $107,000 as discussed in the quarterly comparisons,  as well as $106,000  increase in  miscellaneous  expenses due to a one-time charge of $100,000 incurred in the first quarter of fiscal 2001.

FINANCIAL CONDITION:
Total assets showed an increase of  $30,382,000  from June 30, 2000, to December
31,  2000.  Cash  and  cash  equivalents  increased  $12,982,000,   while  loans
receivable, increased $18,898,000. These increases were funded with deposits and
Federal Home Loan Bank advances  which  increased  $12,716,000  and  12,496,000, respectively.  Additionally,  senior  debt  increased  $5,000,000  to  fund  the repurchase of the company's stock.

Shareholders'  equity  decreased  $1,375,000  during the same  period.  Retained earnings increased  $4,856,000 million from net income and decreased  $1,225,000 million for dividends paid and decreased  $5,574,000  from the repurchase of the
Company's common stock. Common stock decreased $501,000 due to stock repurchases during the period.  This  decrease in common  stock was offset by  exercises  of common stock options  totaling  $46,000.  The Company had an  accumulated  other comprehensive loss from unrealized losses in its available for sale portfolio of
$77,000, or a $1,023,000 increase in shareholders' equity from the June 30, 2000 loss position of $1,100,000.

At December  31, 2000,  the Bank  exceeded  all current OTS  regulatory  capital requirements as follows:
                                                                                  To Be Categorized
                                                                                  As "Well Capitalized"
                                                                                      Under Prompt
                                                                For  Capital      Corrective Action
(dollars in thousands)                        Actual         Adequacy Purposes         Provisions
                                         Amount    Ratio      Amount    Ratio    Amount     Ratio
 As of  December 31, 2000
   Tangible capital (to total assets)   $67,101    7.88%     $12,772    1.50%      N/A        N/A
   Core capital (to total assets)       $67,101    7.88%     $34,060    4.00%      N/A        N/A
   Total risk-based capital
      (to risk-weighted assets)         $70,653   11.13%     $50,787    8.00%     $63,484   10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $67,101   10.57%      N/A       N/A       $38,090    6.00%
   Tier 1 leverage capital
      (to average assets)               $67,101    7.92%      N/A       N/A       $42,342    5.00%                                                                                                            To Be Categorized

Liquidity and Capital Resources
The minimum  liquidity  allowed by law is 4%. At December 31,  2000,  the Bank's average  liquidity  ratio was 18.8%.  Historically,  the Bank has maintained its liquid assets which qualify for purposes of the OTS liquidity  regulations above the minimum  requirements  imposed by such  regulations  and at a level believed adequate to meet requirements of normal daily activities,  repayment of maturing debt and  potential  deposit  outflows.  Cash  flow  projections  are  regularly reviewed and updated to assure that adequate  liquidity is maintained.  Cash for these  purposes  is  generated  through  the  sale  or  maturity  of  investment securities and loan sales and repayments, and may be generated through increases in  deposits.  Loan  payments  are a relatively  stable  source of funds,  while deposit flows are  influenced  significantly  by the level of interest rates and general  money  market  conditions.  Borrowings  may be used to  compensate  for reductions in other  sources of funds such as deposits.  As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 2000, the Bank had  $187,982,000  in such  borrowings.  As of that date,  the Bank had commitments to fund loan originations and purchases of approximately $40,274,000 and  commitments  to sell  loans  of  $17,404,000  million.  In the  opinion  of management,  the Bank has  sufficient  cash flow and borrowing  capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Analysis of Financial Condition and
        Results of Operations.

In the opinion of management the results for the quarter ended December 31, 2000 will not be materially  different  from the results  presented on page 13 of the annual report for fiscal year 2000.

Supplemental Data:
                                               Three Months Ended    Year to Date
                                                  December 31,       December 31,
                                                 ---------------------------------
                                                  2000     1999     2000     1999
                                                  -----    -----    -----    -----
Weighted average interest rate earned
    on total interest-earning assets ...........  8.42%    7.93%    8.40%    7.88%
Weighted average cost of total
    interest-bearing liabilities ...............  5.29%    4.46%    5.21%    4.39%
Interest rate spread during period .............  3.12%    3.46%    3.18%    3.49%
Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)  3.18%    3.54%    3.24%    3.59%
Total interest income divided by average
    total assets (on annualized basis) .........  7.78%    7.31%    7.77%    7.25%
Total interest expense divided by
    average total assets (on annualized basis) .  4.80%    4.02%    4.73%    3.93%
Net interest income divided by average
    total assets (on annualized basis) .........  2.94%    3.26%    3.00%    3.30%

Return on assets (net income divided by
    average total assets on annualized basis) ..  1.11%    1.10%    1.16%    1.19%
Return on equity (net income divided by
    average total equity on annualized basis) .. 13.89%   12.67%   14.33%   13.20%

Net interest margin to average
  earning assets ...............................  3.18%    3.54%    3.24%    3.59%
Net interest margin to average assets ..........  2.94%    3.26%    3.00%    3.30%

                                                 At December 31,
                                                ----------------
                                                 2000      1999
                                                 -----     -----
Book value per share outstanding ............   $15.45    $13.99
Interest rate spread ........................     3.17%     3.38%

Nonperforming Assets:
  Loans:Non-accrual .........................   $4,201    $3,106
     Past due 90 days or more ...............       --        --
     Restructured ...........................      705       117
                                                ------    ------
  Total nonperforming loans .................    4,906     3,223
  Real estate owned, net ....................      646     2,044
  Other repossessed assets, net .............       62        65
                                                ------    ------
  Total Nonperforming Assets ................   $5,614    $5,332
                                                ======    ======

Nonperforming assets divided by total assets.     0.65%     0.67%
Nonperforming loans divided by total loans ..     0.72%     0.53%

Balance in Allowance for Loan Losses ........   $5,258    $4,478

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other information

N/A

Item 6.  Exhibits and Reports on Form 8-K

Home Federal Bancorp issued one report on Form 8-K in the quarter ended December
31, 2000. On November 29, 2000, Home Federal Bancorp filed a Form 8-K announcing the  approval of the board of  directors to pursue a stock buy back of up to 5%,
(225,209 shares), of the Company's common stock.

                                    SIGNATURES

     Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, as amended,  the  Registrant  has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                 Home Federal Bancorp

DATE: January 30, 2001           /S/ Lawrence E. Welker

                                 Lawrence E. Welker, Executive Vice President,
                                 Treasurer, and Chief Financial Officer