Form 10-Q
period 2001-03-31
HOME FEDERAL BANCORP
filed 2001-05-15
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

                                                      YES X   NO

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of May 1, 2001:

            Common Stock, no par value - 4,414,504 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                  Page No.
PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

  Consolidated Balance Sheets
     (unaudited) .................................................    3
  Consolidated Statements of Income
     (unaudited) .................................................    4
  Consolidated Statements of Cash Flows
     (unaudited) .................................................    5
  Notes to Consolidated Financial
     Statements (unaudited) ......................................    6

Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations .....................................    8
             Forward looking statements ..........................    8

Item 3. Quantitative and Qualitative Disclosure About
            Market Risk ..........................................   12

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                                 March 31,   June 30,
                                                              2001        2000
                                                            --------    -------

ASSETS:
Cash ....................................................   $ 24,514   $ 21,184
Interest-bearing deposits ...............................      9,512         12
                                                            --------   --------
  Total cash and cash equivalents .......................     34,026     21,196
                                                            --------   --------

Securities available for sale at fair value
  (amortized cost $82,550 and $101,198) .................     83,413     99,364
Securities held to maturity
  (fair value $7,790 and $7,622) ........................      7,652      7,776
Loans held for sale
  (fair value $9,550 and $2,409) ........................      9,451      2,376
Loans receivable, net of allowance for loan
  losses of $5,541 and $4,949 ...........................    678,765    652,007
Investments in joint ventures ...........................     10,010     10,333
Federal Home Loan Bank stock ............................      9,861      9,037
Accrued interest receivable, net ........................      5,337      5,750
Premises and equipment, net .............................     11,464      9,084
Real estate owned .......................................        606      1,235
Prepaid expenses and other assets .......................      5,662      6,114
Cash surrender value of life insurance ..................      6,646      6,387
Goodwill ................................................      1,420      1,495
                                                            --------   --------
   TOTAL ASSETS .........................................   $864,313   $832,154
                                                            ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ................................................   $579,066   $572,893
Advances from Federal Home Loan Bank ....................    191,073    175,486
Senior debt .............................................     11,200      6,205
Other borrowings ........................................      5,014      2,742
Advance payments by borrowers for
  taxes and insurance ...................................        936        406
Accrued expenses and other liabilities ..................      6,724      4,936
                                                            --------   --------
   Total liabilities ....................................    794,013    762,668
                                                            --------   --------

Shareholders' equity:
 No par preferred stock; Authorized: 2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized: 15,000,000 shares
  Issued and outstanding: ...............................      7,959      8,335
     4,407,729 shares at December 31, 2000
     4,734,585 shares at June 30, 2000
 Retained earnings, restricted ..........................     62,029     62,251
Accumulated other comprehensive loss, net of taxes ......        312     (1,100)
                                                            --------   --------
   Total shareholders' equity ...........................     70,300     69,486
                                                            --------   --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...........   $864,313   $832,154
                                                            ========   ========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                Three Months Ended          Nine Months Ended
                                                               March 31,                   March 31,
                                                        ------------------------    ------------------------
                                                           2001           2000          2001          2000
                                                        ----------    ----------    ----------   ----------
Interest income:
 Loans receivable ...................................   $   14,521   $    12,922   $    43,384   $    37,409
 Securities available for sale and held to maturity .        1,584         1,712         5,233         4,546
 Other interest income ..............................          176           131           451           385
                                                        ----------   -----------   -----------   -----------
Total interest income ...............................       16,281        14,765        49,068        42,340
                                                        ----------   -----------   -----------   -----------

Interest expense:
 Deposits ...........................................        6,745         5,991        20,389        17,699
 Advances and borrowings ............................        3,227         2,282         9,699         5,602
                                                        ----------   -----------   -----------   -----------
Total interest expense ..............................        9,972         8,273        30,088        23,301
                                                        ----------   -----------   -----------   -----------

Net interest income .................................        6,309         6,492        18,980        19,039
Provision for loan losses ...........................          409           404           979         1,037
                                                        ----------   -----------   -----------   -----------
Net interest income after provision for loan losses .        5,900         6,088        18,001        18,002
                                                        ----------   -----------   -----------   -----------

Other income:
 Gain on sale of loans ..............................          403           106         1,185           555
 Gain  (loss) on sale of securities .................          146          (118)         (196)         (116)
 Income from joint ventures .........................          181           184           734           491
 Insurance, annuity income, other fees ..............          294           327           847           848
 Service fees on NOW accounts .......................          533           510         1,709         1,619
 Net gain on real estate owned and repossessed assets           (3)           66            99            92
 Loan servicing income ..............................          137           293           540           821
 Miscellaneous ......................................          484           416         1,449         1,205
                                                        ----------   -----------   -----------   -----------
Total other income ..................................        2,175         1,784         6,367         5,515
                                                        ----------   -----------   -----------   -----------

Other expenses:
 Compensation and employee benefits .................        2,306         2,256         6,824         6,537
 Occupancy and equipment ............................          636           620         1,865         1,870
 Service bureau expense .............................          264           225           675           637
 Federal insurance premium ..........................           28            30            86           195
 Marketing ..........................................          129           114           396           321
 Goodwill amortization ..............................           26            26            76            76
 Miscellaneous ......................................          898           789         2,714         2,499
                                                        ----------   -----------   -----------   -----------
Total other expenses ................................        4,287         4,060        12,636        12,135
                                                        ----------   -----------   -----------   -----------

Income before income taxes ..........................        3,788         3,812        11,732        11,382
Income tax provision ................................        1,461         1,389         4,549         4,439
                                                        ----------   -----------   -----------   -----------
Net Income ..........................................   $    2,327   $     2,423   $     7,183   $     6,943
                                                        ==========   ===========   ===========   ===========

Basic earnings per common share .....................   $     0.53   $      0.51   $      1.59   $      1.44
Diluted earnings per common share ...................   $     0.51   $      0.49   $      1.55   $      1.37

Basic weighted average number of shares .............    4,409,022     4,721,663     4,509,132     4,824,995
Diluted weighted average number of shares ...........    4,567,629     4,935,997     4,642,331     5,071,626
Dividends per share .................................   $    0.138   $     0.138   $     0.413   $     0.400

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                    Nine Months Ended
(unaudited)                                                           March 31,
                                                                ----------------------
                                                                    2001       2000
                                                                ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................   $   7,183    $   6,943
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Accretion of discounts, amortization and depreciation ...         569        1,486
    Provision for loan losses ...............................         979        1,037
    Net gain from sale of loans .............................      (1,185)        (555)
    Net (gain)/loss from sale of investment securities ......         196          116
    Net gain from joint ventures; real estate owned .........        (833)        (582)
    Loan fees deferred (recognized), net ....................         (73)          65
    Proceeds from sale of loans held for sale ...............      73,246       36,811
    Origination of loans held for sale ......................     (79,136)     (32,702)
    Increase (decrease)  in accrued interest and other assets         775       (4,983)
    Increase (decrease) in other liabilities ................       2,113        2,042
                                                                ---------    ---------
Net cash provided by (used in) operating activities .........       3,834        9,678
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans ............................     (20,043)     (39,287)
Proceeds from:
    Maturities/Repayments of:
       Securities held to maturity ..........................       1,038          876
       Securities available for sale ........................       5,672        1,873
    Sales of:
       Securities available for sale ........................      73,471       17,573
       Real estate owned and other asset sales ..............       1,334        2,618
Purchases of:
    Loans ...................................................      (7,621)      (2,513)
    Securities available for sale ...........................     (60,794)     (47,048)
    Securities held to maturity .............................        (910)      (3,017)
    Federal Home Loan Bank stock ............................        (824)      (1,843)
Increase in cash surrender value of life insurance ..........        (259)        (220)
Acquisition of property and equipment, net ..................      (3,314)      (1,159)
                                                                ---------    ---------
Net cash provided by (used in) investing activities .........     (12,250)     (72,147)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ........................       6,173       (2,733)
Proceeds from borrowings ....................................     102,900       86,345
Repayment of borrowings .....................................     (82,318)     (21,404)
Net proceeds from (net repayment of) overnight borrowings ...       2,272          690
Common stock options exercised ..............................         125          173
Repurchase of common stock ..................................      (6,075)      (6,744)
Payment of dividends on common stock ........................      (1,831)      (1,908)
                                                                ---------    ---------
Net cash provided by (used in) financing activities .........      21,246       54,419
                                                                ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...................      12,830       (8,050)
Cash and cash equivalents, beginning of period ..............      21,196       32,906
                                                                ---------    ---------
Cash and cash equivalents, end of period ....................   $  34,026    $  24,856
                                                                =========    =========

Supplemental information:
Cash paid for interest ......................................   $  29,575    $  23,069
Cash paid for income taxes ..................................   $   5,313    $   3,769
Assets acquired through foreclosure .........................   $     624    $   1,698

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The  consolidated  financial  statements  include the  accounts of Home  Federal
Bancorp (the "Company") and its  wholly-owned  subsidiary,  Home Federal Savings
Bank (the "Bank").  These consolidated interim financial statements at March 31,
2001,  and for the three and nine month periods  ended March 31, 2001,  have not been  audited  by  independent  auditors,  but  reflect,  in the  opinion of the
Company's  management,  all  adjustments  (which  include only normal  recurring adjustments)  necessary to present fairly the financial  position and results of
operations  for  such  periods,   including   elimination  of  all   significant
intercompany balances and transactions.

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

                                      Three months ended       Nine months ended
                                           March 31,               March 31,
                                       2001        2000        2001         2000
                                       ----        ----        ----         ----
Basic EPS:
  Weighted average common shares .   4,409,022   4,721,663   4,509,132   4,824,995
                                     =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares .   4,409,022   4,721,663   4,509,132   4,824,995
  Dilutive effect of stock options     158,607     214,334     133,199     246,631
  Weighted average common and        ---------   ---------   ---------   ---------
     incremental shares...........   4,567,629   4,935,997   4,642,331   5,071,626
                                     =========   =========   =========   =========

4. Comprehensive Income
The following is a summary of the Corporation's total  comprehensive  income for the interim three and nine month periods ended March 31, 2001 and 2000.

                                                                 Three months ended   Nine months ended
                                                                     March 31,            March 31,
                                                                 ------------------   -----------------
                                                                  2001       2000       2001       2000
                                                                  ----       ----       ----       ----
Net Income ..................................................   $ 2,327    $ 2,423    $ 7,183    $ 6,943
 Other comprehensive income, net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) arising during period       741       (383)     1,422       (606)
       Reclassification adjustment for (gains) losses
          included in net income ............................      (146)       118        196        116
                                                                -------    -------    -------    -------
Other comprehensive income from securities ..................       595       (265)     1,618       (490)
                                                                -------    -------    -------    -------
Unrealized gains (losses) from the cash flow hedge
      change in fair value, net of tax ......................      (206)        --       (206)        --
                                                                -------    -------    -------    -------
Comprehensive Income ........................................   $ 2,716    $ 2,158    $ 8,595    $ 6,453
                                                                -------    -------    -------    -------

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
138 ("SFAS 138"),  "Accounting  for Certain  Derivative  Instruments and Certain
Hedging  Activities".  SFAS 133, as amended,  is effective July 1, 2000, for the
Company.  The Company  designates its fixed rate and variable rate interest rate swaps as fair value and cash flow hedge  instruments,  respectively.  Fair value hedge instruments are recorded as assets or liabilities on the balance sheet and measured at fair value.  The effect of this new  standard  resulted in a hedging asset of $271,000 being recorded on July 1, 2000 and an offsetting  contra asset for the same amount  being  applied as a  reduction  to  commercial  real estate loans.  As of March 31, 2001, the fair value of the fixed rate hedging asset and the contra asset were adjusted to ($217,000)  and  $217,000,  respectively.  The accounting  treatment of cash flow hedges requires adjusting the carrying amount
of  the  swap  to  its  fair  value  and  an  offsetting   adjustment  to  other
comprehensive  income.  As of March  31,  2001 the fair  value of the cash  flow hedging  liability and the balance in other  comprehensive  income were $206,000 and ($206,000),  respectively.  There was no income statement impact as the fair value and cash flow hedges were determined by management to be highly  effective in accordance with SFAS 133.

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
changes in real estate values and the real estate  market;  regulatory  changes, unanticipated  conversion  expenses,  increases  in  compensation  and  employee expenses, or unanticipated results in pending legal proceedings.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2001 Compared to Quarter Ended March 31, 2000

General
The Company  reported net income of  $2,327,000  for the quarter ended March 31,
2001, compared to $2,423,000 for the quarter ended March 31, 2000, a decrease of
$96,000 or 4.0%.  Basic  earnings per common share for the current  quarter were
$0.53 compared to $0.51 for the quarter ended March 31, 2000.  Diluted  earnings per common  share were $0.51  compared to $0.49 for the quarter  ended March 31,
2000, or a 3.8% increase.

Net Interest Income
Net interest  income before  provision for loan losses  decreased by $183,000 or
2.8% for the quarter  ended March 31, 2001,  compared to the quarter ended March
31, 2000.  This decrease was due to a 41 basis point decline in the net interest spread,  as the cost of interest bearing  liabilities  increased 57 basis points outpacing  the slower  growth of the  interest  rate earned on interest  bearing assets of 16 basis points.

The provision for loan losses remained stable  increasing $5,000 for the quarter ended March 31, 2001  compared to the quarter ended March 31, 2000. At March 31,
2001, the loan loss allowance covered 75% of  non-performing  loans, real estate owned and other repossessed assets. Based on management's analysis of classified assets,  loss histories and economic  conditions,  the allowance balance appears adequate at March 31, 2001.

Quarter ending March 31: (in thousands)              2001        2000
---------------------------------------              ----        ----
Allowance beginning balance ....................   $ 5,258     $ 4,478
Provision for loan losses ......................       409         404
Charge-offs ....................................      (141)       (168)
Recoveries .....................................        15          21
------------------------------------------------   -------     -------
Loan Loss Allowance ............................   $ 5,541     $ 4,735
                                                   =======     =======
Allowance to Total Loans .......................      .78%        .75%
Allowance to Nonperforming Assets ..............       75%        100%

Interest Income
Total interest income for the three-month period ended March 31, 2001, increased
$1,516,000,  or 10.3%,  over the same period of the prior year. This increase is the result of two factors:  1) the average  balances of interest  earning assets increasing  $60,093,000  for the third quarter of fiscal 2001 as compared to the third quarter of fiscal 2000;  and 2) a 16 basis point  increase in the weighted average  interest rate earned on interest  bearing  assets for the quarter ended
March 31, 2001 as compared to the quarter ended March 31, 2000.

Interest Expense
Total interest expense for the three-month period ended March 31, 2001 increased
$1,699,000,  or 20.5%,  as compared  to the same period a year ago.  The factors that caused the increase in interest expense mirror the factors for the increase in interest income.  Average balances of interest bearing liabilities  increased
$58,431,000,  while the interest rate paid on interest bearing  liabilities rose
57 basis  points in the quarter  ended March 31, 2001 as compared to the quarter ended March 31, 2000.

Other Income
Total other income for the  three-month  period ended March 31, 2001,  increased
$391,000 or 21.9% over the same  period a year ago.  This  increase  was the net result of several  factors  including  an increase of $297,000  from the gain on sale of loans. The recent lowering of loan rates resulted in increased refinance activity causing the Bank's fifteen and thirty year fixed rate loan originations to increase.  The Bank typically  sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans.  Additionally  the Bank had an increase of $264,000 from the sale of securities.  In the three month period ended March 31, 2000 the Bank showed a loss of $118,000 from the sale of securities due to restructuring the investment portfolio from lower yielding securities into higher yielding  securities,  with the loss being  recouped  within one year by the increased  yield.  In the three month  period  ended  March 31,  2001 the Bank  recorded a gain from the sale of securities  of  $146,000,  again due to  restructuring,  by selling  higher rate investments  which were now repaying at a faster rate, to take  advantage of the gain available,  as opposed to letting the investment prepay at par.  Offsetting the gain on sale of loans and  securities  was the  decrease of $156,000 in loan servicing  income which was the result of a third quarter  charge in fiscal 2001 for the impairment of mortgage servicing rights of $159,000.  Generally as rates decline,  originated  mortgage servicing rights,  ("OMSR"),  tied to higher rate loans will become impaired.

Other Expenses
Total other expenses for the three-month period ended March 31, 2001,  increased
$227,000 or 5.6% over the same period ended March 31, 2000. This increase is due primarily to an increase in  miscellaneous  expenses of $109,000 or 13.8% caused by a variety of factors including: 1) personnel expense related to the hiring of new employees;  2) increased  checking account expenses related to the change in check vendors and increased number of checking accounts; 3) increased accounting charges related to a normal Internal Revenue Service tax audit; and 4) increased
consulting  fees  as  the  Bank  hired  third  party   consultants  to  complete
engagements  related to improvement of technological  services and security.  In
addition  to  miscellaneous  expenses  increasing,   compensation  and  employee
benefits increased $50,000 due primarily to increased health insurance costs and funding  required for the Bank's  pension  plan.  Additionally,  service  bureau expense showed an increase of $39,000 as the Bank began the  conversion  process of changing its third party provider of data processing services.

The  Bank is  projecting  additional  one time  charges  related  to  conversion expenses in the fourth quarter of fiscal 2001 of approximately  $150,000.  Final expenses  related  to the  conversion  process  of  approximately  $350,000  are expected to occur in the first two quarters of fiscal  2002.  In addition to the actual  expenses  incurred in the  conversion  process,  there will be increased annual  expenses for  depreciation  of new  hardware  and  software  upgrades of approximately  $111,000,  as well as an ongoing  increase in the normal  monthly data processing and communications  charges of approximately  $20,000 per month.
The Bank also expects  increases in its compensation  and employee  benefits for fiscal 2002. This forecasted  increase is due to an expected increase in monthly health  insurance  premiums for fiscal 2002 which will equate to an  approximate
$100,000  annually  in  increased  expense to the Bank,  as well as a  projected increase in the  funding  cost of several of the Bank's  retirement  plans which will be approximately $277,000 higher in fiscal 2002 as compared to fiscal 2001.
These  are the  Bank's  reasonable  estimates  of  expenses  and there can be no guarantee the actual expenses will not vary from estimates.

Nine-months Ended March 31, 2001 Compared to Nine-months Ended March 31, 2000:

General
The Company  reported net income of  $7,183,000,  or $1.55 per  dilutive  common share,  for the  nine-months  ended March 31, 2001,  compared to $6,943,000,  or
$1.37 per dilutive common share,  for the same period a year ago, an increase of
$240,000 or a 13.0% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses  decreased  $59,000 for the nine-month period ended March 31, 2001,  compared to the same period ended March
31,  2000.  The  decrease  is due to the effect of a 34 basis  point drop in the interest rate spread over the same period.

The change to the loan loss allowance for the nine-month  period ended March 31,
2001 is as follows:

Nine months ending March 31: (in thousands)                 2001       2000
-------------------------------------------                 ----       ----
Allowance beginning balance ..........................   $ 4,949     $ 4,349
Provision for loan losses ............................       979       1,037
Charge-offs ..........................................      (443)       (718)
Recoveries ...........................................        56          67
------------------------------------------------------   -------     -------
Loan Loss Allowance ..................................   $ 5,541     $ 4,735
                                                         =======     =======

Allowance to Total Loans .............................      .78%        .75%
Allowance to Nonperforming Assets ....................       75%        100%

Interest Income
Total interest  income for the nine-month  period ended March 31, 2001 increased
$6,728,000,  compared to the  nine-month  period ended March 31, 2000.  The nine month  period  increase,  similar to the third  quarter  increase  was due to an increase in average  balances of $74,280,000  and an increase of 39 basis points on the interest rate earned on interest bearing assets.

Interest Expense
Total  interest  expense for the  nine-months  ended  March 31,  2001  increased
$6,787,000,  compared to the nine-month period ended March 31, 2000.  Similar to the increase in interest  income,  the  increase in interest  expense was due to increases  in  average  balances  of  deposits  and  borrowings  outstanding  of
$76,366,000 as well as an 73 basis point  increase in the weighted  average cost of funds for the nine-month  period ended March 31, 2001 as compared to the same period ended March 31, 2000.

Other Income
Total other  income for the  nine-month  period  ended March 31, 2001  increased
$852,000 or 15.5% as compared to the same period one year ago. This increase was the net result of several factors  including an increase of $630,000 in the gain on sale of loans,  which  included  $222,000  that resulted from the sale of the
Bank's  credit card  portfolio in the first  quarter of fiscal 2001.  Additional increases  in other  income for the nine months  ended March 31, 2001 were joint venture income and  miscellaneous  income  increases of $243,000,  and $244,000, respectively.  Joint  venture  income  increased  primarily due to several joint venture real estate projects  maturing from the  development  stage to an income producing stage resulting in an increase of $193,000. An increase of $50,000 was added to joint venture income due to the growth in the annual dividend  received from an  insurance  company  of which  the Bank is a part  owner.  The  dividend received is primarily  based on the  percentage of insurance  sales made by Bank personnel in relationship to the total insurance sales made by all owners of the insurance company. Additionally, a dividend is also paid based on the percentage ownership  of the  insurance  company.  The $244,000  increase in  miscellaneous income was  primarily due to the $188,000  increase in the dividend  received on the Federal Home Loan Bank stock. The dividend  increase was due to increases in the outstanding balance of the stock.

The primary factor  reducing the increase in total other income was the decrease of $281,000 in loan  servicing  income for the nine month period ended March 31,
2001 as compared to the nine month  period ended March  31,2000.  The reason for the decrease was due  primarily  to the  impairment  charge to OMSR for the nine month period ended March 31, 2001 of $284,000.

Other Expenses
Total other  expenses for the nine month  period ended March 31, 2001  increased
$501,000 or 4.1%. This increase is primarily the net result of three factors; 1)
the increase in compensation  and employee  benefits of $287,000 for the reasons set forth in the quarterly  discussion;  2) a $215,000 increase in miscellaneous expenses due to a one-time  charge of $100,000  incurred in the first quarter of fiscal 2001 as well as the  miscellaneous  increases  mentioned in the quarterly discussion  and 3) an  offsetting  decrease  in federal  insurance  premiums  of
$109,000 due to the declining insurance rate

FINANCIAL CONDITION:
Total assets showed an increase of $32,159,000  from June 30, 2000, to March 31,
2001. Cash and cash equivalents increased $12,830,000, while loans held for sale
increased  $7,075,000  and  loans  receivable,   increased  $26,758,000.   These
increases were funded from a variety of sources  including  deposits and Federal
Home Loan Bank advances which increased $6,173,000 and 15,587,000, respectively.
Other  funding  included  proceeds  from the sale of  securities,  as securities available for sale decreased  $15,951,000.  Additionally,  senior debt increased
$5,200,000 to fund the repurchase of the company's stock.

Shareholders'  equity  increased  $814,000  during  the  same  period.  Retained earnings  increased  $7,183,000  from net income and  decreased  $1,831,000  for dividends  paid and decreased  $5,574,000  from the  repurchase of the Company's common stock.  Common stock decreased  $501,000 due to stock repurchases  during the period.  This  decrease in common  stock was offset by  exercises  of common
stock  options  totaling   $125,000.   The  Company  had  an  accumulated  other
comprehensive  income from unrealized  gains in its available for sale portfolio of $518,000,  or a $1,618,000 increase in shareholders' equity from the June 30,
2000 loss position of  $1,100,000.  Additionally  the Company had an accumulated other  comprehensive  loss from the change in fair value of a cash flow hedge of
$206,000.

At March  31,  2001,  the Bank  exceeded  all  current  OTS  regulatory  capital requirements as follows:

                                                                                  To Be Categorized
                                                                                  As "Well Capitalized"
                                                                                      Under Prompt
                                                                For  Capital      Corrective Action
(dollars in thousands)                        Actual         Adequacy Purposes         Provisions
                                         Amount    Ratio      Amount    Ratio    Amount     Ratio
 As of  December 31, 2000
   Tangible capital (to total assets)   $67,917     7.97%     $12,787    1.50%      N/A        N/A
   Core capital (to total assets)       $67,917     7.97%     $34,098    4.00%      N/A        N/A
   Total risk-based capital
      (to risk-weighted assets)         $72,094    11.11%     $51,901    8.00%     $64,876   10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $67,917    10.47%      N/A       N/A       $38,926    6.00%
   Tier 1 leverage capital
      (to average assets)               $67,917     7.98%      N/A       N/A       $42,564    5.00%

Liquidity and Capital Resources
On March  14,  2001  the OTS  issued  an  interim  final  rule  eliminating  the requirement that each savings  association  maintain an average daily balance of liquid assets of at least four percent of its liquidity base. However,  the rule does require each savings association to maintain sufficient liquidity to ensure its safe and sound  operation.  At March 31, 2001, the Bank's average  liquidity ratio was 18.5%.  Historically,  the Bank has  maintained its liquid assets at a level  believed  adequate  to meet  requirements  of  normal  daily  activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are  regularly  reviewed  and  updated  to assure  that  adequate  liquidity  is maintained. Cash for these purposes is generated through the sale or maturity of investment  securities  and loan  sales  and  repayments,  and may be  generated through  increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for  reductions in other  sources of funds such as deposits.  As a member of the
FHLB  system,  the Bank may borrow from the FHLB of  Indianapolis.  At March 31,
2001, the Bank had  $191,073,000 in such  borrowings.  As of that date, the Bank had  commitments  to fund  loan  originations  and  purchases  of  approximately
$62,914,000 and commitments to sell loans of $35,850,000 million. In the opinion of management,  the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Analysis About Market Risk

In the opinion of  management  the results for the quarter  ended March 31, 2001 will not be materially  different  from the results  presented on page 13 of the annual report for fiscal year 2000.

Supplemental Data:                                   Three Months Ended    Year to Date
                                                         March 31,           March 31,
                                                     ------------------ ---------------
                                                       2001     2000      2001    2000
                                                       ----     ----      ----    ----
Weighted average interest rate earned
    on total interest-earning assets ...........       8.20%    8.04%    8.33%    7.94%
Weighted average cost of total
    interest-bearing liabilities ...............       5.19%    4.62%    5.20%    4.47%
Interest rate spread during period .............       3.00%    3.42%    3.12%    3.47%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)       3.18%    3.54%    3.22%    3.57%
Total interest income divided by average
    total assets (on annualized basis) .........       7.56%    7.40%    7.70%    7.31%
Total interest expense divided by
    average total assets (on annualized basis) .       4.70%    4.17%    4.72%    4.02%
Net interest income divided by average
    total assets (on annualized basis) .........       2.93%    3.25%    2.98%    3.29%

Return on assets (net income divided by
    average total assets on annualized basis) ..       1.08%    1.21%    1.13%    1.20%
Return on equity (net income divided by
    average total equity on annualized basis) ..      13.42%   14.54%   14.00%   13.61%

Net interest margin to average
    earning assets .............................       3.18%    3.54%    3.22%    3.57%
Net interest margin to average assets ..........       2.93%    3.25%    2.98%    3.29%

Efficiency Ratio ...............................                        52.00%   50.20%

                                                 At March 31,
                                               ----------------
                                                2001      2000
                                                ----      ----

Book value per share outstanding ...........   $15.92    $14.30

Interest rate spread .......................     3.17%     3.46%

Nonperforming Assets:
Loans:  Non-accrual ........................   $5,690    $2,835
             Past due 90 days or more ......       --        --
             Restructured ..................      885       390
                                               ------    ------
Total nonperforming loans ..................    6,575     3,225
Real estate owned, net .....................      542     1,447
Other repossessed assets, net ..............       64        41
                                                -----    ------
Total Nonperforming Assets .................   $7,181    $4,713

Nonperforming assets divided by total assets     0.83%     0.58%
Nonperforming loans divided by total loans .     0.95%     0.51%

Balance in Allowance for Loan Losses .......   $5,541    $4,735

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

                                 Home Federal Bancorp

DATE:   May 14, 2001             /S/ Lawrence E. Welker

                                 Lawrence E. Welker, Executive Vice President,
                                 Treasurer, and Chief Financial Officer