Form 10-K
period 2001-06-30
HOME FEDERAL BANCORP
filed 2001-09-21
CIK 867493

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    (Mark One)

 x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 2001

                                                         or

 Transition report pursuant to Section 13 or 15(d) or the Securities Exchange Act of 1934

           For the transition period from ___________ to _____________

                         Commission file number: 0-18847
                                                 --------

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

Indicate by check mark if disclosure of delinquent  filers  pursuant to Item 405 of Regulation  S-K (229.405 of this chapter) is not contained  herein,  and will not be contained,  to the best of registrant's knowledge, in definitive proxy or information  statements  incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the issuer's voting stock held by non-affiliates, as of August 29, 2001, was $75.1 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of August 29, 2001, was 4,426,136 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2001, are incorporated into Part II. Portions of the Proxy Statement for the 2001 annual meeting of shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 40
                               Page 2 of 43 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX

Forward Looking Statements                                                     4

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters..............................................  35

Item 6.    Selected Financial Data..........................................  36

Item 7.    Management's Discussion and Analysis of Financial

Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure.............................................  37

Item 10.   Directors and Executive Officers of the Registrant...............  37

Item 11.   Executive Compensation...........................................  37

Item 12.   Security Ownership of Certain Beneficial Owners and Management...  37

Item 13.   Certain Relationships and Related Transactions...................  37

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   38

SIGNATURES..................................................................  39

                           FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Form 10-K") contains statements, which constitute forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses or unanticipated results in pending legal proceedings.

                                     PART I

Item 1.  Business
General
     Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized in August, 1990 to become a unitary savings and loan holding company.
The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Home Federal Savings Bank ("Home Federal" or the
"Bank" or "HFSB").

     Home Federal began operations in Seymour, Indiana under the name New
Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On
November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January
14, 1988, Home Federal converted to stock form and on March 1, 1993, Home
Federal reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal. Home Federal currently provides services through its main office at 222 West Second Street in Seymour, Indiana, sixteen full service branches located in south central Indiana, a loan production office located in greater Indianapolis and the MAC network of automated teller machines at fourteen locations in Seymour, Columbus, North Vernon, Bloomington,
Edinburgh, Shelbyville and Batesville. On line banking and telephone banking are also available to Home Federal Savings Bank customers. As a result, Home Federal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley,
Decatur and Washington Counties in Indiana. Home Federal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and
Cirrus System.

     Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services. Home Federal directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial community banking services. These services include: (i)
residential and commercial real estate loans; (ii) NOW checking accounts; (iii)
regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii)
credit cards; (viii) annuity and life insurance products; (ix) Individual
Retirement Accounts and Keogh plans; (x) commercial loans; (xi) real estate development; (xii) trust services: and (xiii) commercial demand deposit accounts.

     Home Federal's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one- to four-family residential real property. These loans are generally secured by first mortgages on the property. Virtually all of the real estate loans originated by Home
Federal are secured by properties located in Indiana, although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition, Home Federal makes secured and unsecured consumer related loans
(including consumer auto loans, second mortgage, home equity, credit cards, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At June 30, 2001, approximately 19.4% of its loans were consumer-related loans and 21.6% of its loans were commercial mortgage and multi-family loans. Home Federal also makes construction loans, which constituted 9.6% of Home Federal's loans at June 30, 2001. Finally, Home
Federal makes commercial loans, which constituted 10.5% of its loans at June 30,
2001.

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
                                                                                                      At June 30,
                                             -----------------------------------------------------------------------------------------------------
                                                    2001                 2000                1999                 1998                 1997
                                              Amount    Percent   Amount     Percent   Amount     Percent   Amount    Percent    Amount    Percent
TYPE OF LOAN
--------------------------------------------------------------------------------------------------------------------------------------------------
First mortgage loans:                                                                  (Dollars in Thousands)
  One-to-four family residential loans $     270,124      38.2% $ 282,555      41.3% $ 248,846      41.0% $ 268,133      43.6% $ 300,531    50.1%
  Commercial and multi-family ..........     153,169      21.6%   102,974      15.1%   107,908      17.8%    97,469      15.8%    79,696    13.3%
  Loans on property under construction .      67,789       9.6%    89,248      13.0%    65,997      10.9%    77,227      12.5%    54,504     9.1%
  Loans on unimproved acreage ..........       5,017       0.7%    17,440       2.5%    11,611       1.9%     4,664       0.8%     4,192     0.7%
Second mortgage, home equity ...........      94,140      13.3%    85,300      12.5%    68,873      11.3%    65,321      10.6%    63,658    10.6%
Commercial loans .......................      74,687      10.5%    60,948       8.9%    56,956       9.4%    50,890       8.3%    43,112     7.2%
Consumer loans .........................       5,864       0.8%     9,446       1.4%     9,250       1.5%    10,347       1.7%    11,017     1.8%
Auto loans .............................      25,852       3.6%    22,587       3.3%    21,764       3.6%    23,194       3.8%    23,086     3.8%
Mobile home loans ......................       8,308       1.2%     9,963       1.5%    12,048       2.0%    14,349       2.3%    16,613     2.8%
Savings accounts loans .................       3,738       0.5%     3,625       0.5%     3,826       0.6%     4,071       0.7%     3,989     0.7%
                                               -----       ---      -----       ---      -----       ---      -----       ---      -----     ---
      Gross loans receivable ...........   $ 708,688    100.0% $  684,086    100.0% $  607,079    100.0% $  615,665    100.0% $  600,398   100.0%
                                           =========    =====  ==========    =====  ==========    =====  ==========    =====  ==========   =====

TYPE OF SECURITY
Residential:
      One-to-four family ...............   $ 388,770      55.0% $ 409,174      59.9% $ 347,049      57.2% $ 366,319      59.5% $ 397,962    66.3%
      Multi-dwelling units .............      34,008       4.8%    32,937       4.8%    30,358       5.0%    19,003       3.1%    22,166     3.7%
Commercial real estate .................     162,444      22.9%   117,966      17.2%   114,217      18.8%   122,828      20.0%    78,261    13.0%
Commercial .............................      74,687      10.5%    60,948       8.9%    56,956       9.4%    50,890       8.3%    43,112     7.2%
Mobile home ............................       8,308       1.2%     9,963       1.5%    12,048       2.0%    14,349       2.3%    16,613     2.8%
Savings account ........................       3,738       0.5%     3,625       0.5%     3,826       0.6%     4,071       0.7%     3,989     0.7%
Auto ...................................      25,852       3.6%    22,587       3.3%    21,764       3.6%    23,194       3.8%    23,086     3.8%
Other consumer .........................       5,864       0.8%     9,446       1.4%     9,250       1.5%    10,347       1.7%    11,017     1.8%
Land acquisition .......................       5,017       0.7%    17,440       2.5%    11,611       1.9%     4,664       0.8%     4,192     0.7%
                                               -----       ---     ------       ---     ------       ---      -----       ---      -----     ---
      Gross loans receivable ...........   $ 708,688    100.0% $  684,086    100.0% $  607,079    100.0% $  615,665    100.0% $  600,398   100.0%
                                           =========    =====  ==========    =====  ==========    =====  ==========    =====  ==========   =====

LOANS RECEIVABLE-NET
Gross loans receivable .................   $ 708,688    105.1% $  684,086    104.9% $  607,079    103.4% $  615,665    105.8% $  600,398   104.3%
Deduct:
Undisbursed portion of loans in process      (27,999)     -4.2%   (26,628)     -4.1%   (15,285)     -2.6%   (28,691)     -4.9%   (20,519)   -3.6%
Deferred net loan fees .................        (447)     -0.1%      (502)     -0.1%      (527)     -0.1%      (690)     -0.1%      (560)   -0.1%
Allowance for loan losses ..............      (5,690)     -0.8%    (4,949)     -0.8%    (4,349)     -0.7%    (4,243)     -0.7%    (3,649)   -0.6%
Unearned discounts .....................          --       0.0%        --       0.0%        --       0.0%        (1)      0.0%        (5)    0.0%
Purchase discount ......................          --       0.0%        --       0.0%        --       0.0%        --       0.0%       (41)    0.0%
                                               -----       ---     ------       ---     ------       ---      -----       ---      -----     ---
      Net loans receivable .............   $ 674,552    100.0% $  652,007    100.0% $  586,918    100.0% $  582,040    100.0% $  575,624   100.0%
                                           =========    ====== ==========     ===== ==========    =====  ==========    =====  ==========   =====

          The following tables summarize the contractual maturities for Home
     Federal's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                             Balance                    Maturities in Fiscal
                           Outstanding                                    2005      2007      2012        2016
                           At June 30,                                     to        to        to          and
                              2001        2002       2003       2004      2006      2011      2016     thereafter
                              ----        ----       ----       ----      ----      ----      ----     ----------
                                                         (In Thousands)

Real estate .............   $428,310   $ 74,828   $  9,515   $  4,233   $ 12,444   $104,434   $ 67,865   $154,991
     Mortgage-backed
     certificates,
     collateralized
     mortgage obligations     45,043        220       --          627      1,261     12,386        908     29,641
Construction Loans ......     67,789     19,591     18,231      2,827        267      1,034      4,930     20,909
Commercial loans ........     74,687     34,748      4,328      5,874     12,706     11,248      2,387      3,396
Other loans .............    137,902     13,947      7,615     16,259     48,233     23,362     13,773     14,713
                            --------   --------   --------   --------   --------   --------   --------   --------
     Total ..............   $753,731   $143,334   $ 39,689   $ 29,820   $ 74,911   $152,464   $ 89,863   $223,650
                            ========   ========   ========   ========   ========   ========   ========   ========

Interest Rate Sensitivity:

                                            Due After June 30, 2002
                                            ---------------------
                                             Fixed   Variable Rate
                                             Rate     and Balloon
                                             ----     -----------
                                               (In Thousands)

Real estate .............................   $ 56,480   $297,002
      Mortgage-backed certificates,
      collateralized mortgage obligations     43,614      1,209
Construction Loans ......................        170     48,028
Commercial loans ........................     15,381     24,558
Other loans .............................     73,857     50,098
                                            --------   --------
      Total .............................   $189,502   $420,895
                                            ========   =========

Residential Mortgage Loans

     Approximately 99.4% of Home Federal's residential mortgage lending activity, exclusive of refinances, involves the origination of loans secured by one-to four-family residential properties. Home Federal is authorized to make one-to four-family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. Home Federal also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 2001, $297.0 million, or 41.9%, of Home Federal's total loan portfolio consisted of residential first mortgage loans, $270.1 million, or 38.2%, of which were secured by one- to four-family homes.

     Many of the residential mortgage loans currently offered by Home Federal have adjustable rates. These loans generally have interest rates which adjust
(up or down) semi-annually or annually, with maximum rates which vary depending upon when the loans are written and contractual floors and ceilings. The adjustment for the majority of these loans is currently based upon the weekly average of the one-year Treasury constant maturity rate.

     The rates offered on Home Federal's adjustable-rate and fixed-rate residential mortgage loans are competitive with the rates offered by other financial institutions in its south central Indiana market area.

     Although Home Federal's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancing, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.

     All of the residential mortgages Home Federal currently originates include
"due on sale" clauses, which give Home Federal the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Home Federal utilizes the due on sale clause as a means of protecting the funds loaned by insuring payoff on property sale.

     The Office of Thrift Supervision (the "OTS") requires institutions it regulates to establish loan- to-value ratios consistent with their supervisory loan-to-value limits. The supervisory limits adopted by the OTS are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to four-family residential property. However, for any such loan with a loan-to-value ratio that exceeds 90%
at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The
Board of Directors of Home Federal Savings Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

     It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the OTS limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100 percent of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to four-family residential properties should not exceed 30% of total capital.

Commercial Mortgage Loans

     At June 30, 2001, 22.0% of Home Federal's total loan portfolio consisted of mortgage loans secured by commercial real estate. These properties consisted primarily of apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, are written for terms not exceeding 20 years, and require an 85% loan-to-value ratio. Commitments for these loans in excess of $1 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 2001, had a balance of $5.0 million. At that date, all of Home Federal's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

     Home Federal offers conventional short-term construction loans. At June 30,
2001, 9.6% of Home Federal's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.
Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 2001, was $6.7 million.

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

     Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $137.9 million on June 30, 2001, or approximately 19.4%
of Home Federal's total loan portfolio.

     Second mortgage loans are made for terms of 1 - 15 years, and are fixed-rate and variable rate line of credit loans. Home Federal's minimum for such loans is $5,000. Home Federal will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of June 30, 2001, Home
Federal had $42.6 million of second mortgage loans, which equaled 6.0% of its total loan portfolio. Home Federal aggressively markets home equity credit lines, which are adjustable-rate loans. As of June 30, 2001, Home Federal had
$51.5 million drawn on its home equity loans, or 7.3% of its total loan portfolio, with $76.2 million of additional credit available to its borrowers under existing home equity loans.

     Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of June 30,
2001, $25.9 million, or 3.6%, of Home Federal's total loan portfolio consisted of automobile loans.

     As of June 30, 2001, $8.3 million, or 1.2%, of Home Federal's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000.00 of the sales price, with a maximum term of
15 years. On new mobile home loans, Home Federal requires a loan-to-value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, Home Federal makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

     Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to Home Federal's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of June 30, 2001, $3.7 million, or
0.5%, of Home Federal's total loan portfolio consisted of savings account loans.

     Although consumer-related loans generally involve a higher level of risk than one-to four-family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in Home
Federal's asset/liability management.

Commercial Loans

     Collateral for Home Federal's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of June 30, 2001, $74.7 million, or
10.5%, of Home Federal's total loan portfolio consisted of commercial loans.

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

     Home Federal studies the employment, credit history, and information on the historical and projected income and expenses of its individual and corporate mortgagors to assess their ability to repay its mortgage loans. Additionally,
HFSB utilizes Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter
as origination, processing, and underwriting tools. It uses its staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance or abstracts accompanied by an attorney's opinion evidencing Home Federal's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. Home Federal requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which Home Federal makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

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

     In order to generate loan fee and servicing income and recycle  funds  for additional lending activities, Home Federal seeks to sell loans in the secondary market.  Loan sales can enable Home Federal to recognize significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $132.5 million of fixed-rate loans in the fiscal year ended June 30, 2001.
Home Federal's current lending policy is to sell fixed-rate residential mortgage loans  exceeding  10  year  maturities.  In  addition,  when in the  opinion  of management cash flow demands and asset/liability concerns warrant, Home Federal will consider keeping  fixed-rate loans with 15 year maturities.  Typically Home
Federal  retains  adjustable-rate  loans in  portfolio.  Home  Federal  may sell participating  interests in  commercial  real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at lower of cost or market value, determined  on an  aggregate  basis.  The  servicing  is retained on most loan sales  except  Veteran's  Administration  ("VA"), Federal
Housing Administration ("FHA") and Indiana Housing Finance Authority  ("IHFA")
loans.

     When loans are sold, Home Federal typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services. The amount of fees received by Home Federal varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 2001, Home Federal serviced $484.6 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

     Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable Home Federal to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally does servicing of loans purchased. At June 30, 2001, others serviced approximately 2.4%, or $16.8 million, of Home Federal's gross loan portfolio.

      The following table shows loan activity for Home Federal during the periods indicated:

                                                                     Year Ended June 30,
                                                                 2001         2000        1999
                                                                 ----         ----        ----
                                                                     (Dollars in Thousands)

Gross loans receivable at beginning of periods ............   $ 684,086    $ 607,079    $ 615,665
                                                              ---------    ---------    ---------
 Loans Originated:
 Mortgage loans and contracts:
     Construction loans:
        Residential .......................................      38,838       51,992       39,624
        Commercial ........................................      48,752       18,889       14,547
     Permanent loans:
        Residential .......................................     138,016      127,636      122,428
        Commercial ........................................      29,723       13,936       27,219
     Refinancing ..........................................      83,017       32,104      169,425
     Other ................................................       1,515          844        1,527
                                                              ---------    ---------    ---------
        Total .............................................     339,861      245,401      374,770

 Commercial ...............................................      50,060       45,816       73,439
 Consumer .................................................      37,155       36,555       34,501
                                                              ---------    ---------    ---------
     Total loans originated ...............................     427,076      327,772      482,710

 Loans purchased:
     Residential ..........................................         441           --           --
     Other ................................................       8,694        4,044        4,917
                                                              ---------    ---------    ---------
        Total loans originated and purchased ..............     436,211      331,816      487,627

 Real estate loans sold ...................................     132,517       46,082      217,530
 Loan repayments and other deductions .....................     279,092      208,727      278,683
                                                              ---------    ---------    ---------
     Total loans sold, loan repayments and other deductions     411,609      254,809      496,213

 Net loan activity ........................................      24,602       77,007       (8,586)
                                                              ---------    ---------    ---------
 Gross loans receivable at end of period ..................     708,688      684,086      607,079
 Adjustments ..............................................     (34,136)     (32,079)     (20,161)
                                                              ---------    ---------    ---------

 Net loans receivable at end of period ....................   $ 674,552    $ 652,007    $ 586,918
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
provided, however, that loans up to $500,000 irrespective of the percentage limitations may be made and certain housing development loans of up to $30 million or 30% of capital, whichever is less, are permitted. The maximum amount that Home Federal could have loaned to one borrower and the borrower's related entities at June 30, 2001, under the 15% of capital limitation was $12.7 million. At that date, the highest outstanding balance of loans by Home Federal to one borrower and related entities was approximately $12.5 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

     Home Federal realizes income from fees for originating loans, late charges,
NOW account fees and fees for other miscellaneous services. Home Federal charges origination fees that range from 0% to 1.0% of the loan amount. In addition Home
Federal charges processing fees of $150.00 to $225.00 and underwriting fees of from $0 to $150.00. Late charges are assessed fifteen days after payment is due.
Home Federal also receives commissions on full-service securities brokerage transactions which its subsidiary, Home Savings Corporation, offers to its customers.

Non-performing Assets

     Home Federal assesses late charges on mortgage loans if a payment is not received by the 15th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific loan service representative. The loan service representative will attempt to make contact with the customer via a phone call to efficiently and effectively resolve any problem that might exist. If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the 25th day following a specific due date. Between the 30th and 45th day following any due date, or at the time a second payment has come due, if no contact has been made with the customer, a personal visit will be conducted by a Loan Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan.
Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

     When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, Home Federal will make a determination of how to proceed to protect the interests of both the customer and Home Federal. It may be necessary for the borrower to attempt to sell the property at Home Federal's request. If a resolution cannot be arranged, Home Federal will consider avenues necessary to obtain title to the property which include foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate. However, Home
Federal attempts to avoid taking title to the property if at all possible.

     Home Federal has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. Home Federal performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

     On June 30, 2001, Home Federal held $1.3 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent write down resulting there from is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition and all costs incurred from that date in maintaining the property are expensed.

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

                                                                    At June 30,
                                                   2001      2000      1999      1998      1997
                                                   ----      ----      ----      ----      ----
Non-performing Assets:
     Loans:
          Non-accrual .........................   $6,351    $2,422    $3,509    $3,992    $2,930
          Past due 90 days or more ............       --        --        --        --        40
          Restructured loans ..................      879       632        61        --         1
Total non-performing loans ....................    7,230     3,054     3,570     3,992     2,971
          Real estate owned, net (1) ..........    1,238     1,210     1,936       117        51
          Other repossessed assets, net .......       60        25       114       125        88
                                                  ------    ------    ------    ------    ------
Total non-performing assets ...................   $8,528    $4,289    $5,620    $4,234    $3,110
                                                  ======    ======    ======    ======    ======

Total non-performing assets to total assets (2)      .99%      .52%      .75%     0.59%     0.46%

Loans with allowance for uncollected interest .   $6,440    $2,422    $3,509    $3,992    $2,930

(1)  Refers to real estate acquired by Home Federal through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)  At June 30, 2001, 30.7% of Home Federal's non-performing assets consisted of residential mortgage loans, 5.9% consisted of home equities/second mortgages, 32.6% consisted of commercial real estate loans,
     2.7% consisted of commercial loans, 2.6% consisted of consumer-related loans, 10.3% consisted of restructured loans and 15.2% consisted of real estate owned and other repossessed assets.

     For the year ended June 30, 2001, the income that would have been recorded under original terms on the above non-accrual and restructured loans was
$432,000 compared to actual income recorded of $220,000. At June 30, 2001, Home
Federal had approximately $5.0 million in loans that were 30-89 days past due.

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

     For the year ended June 30, 2001, Home Federal charged off loans totaling
$1.0 million and realized recoveries of $80,000 on previously charged-off loans.
Based on management's continuing review of the loan portfolio, growth in commercial and commercial real estate loans, historical charge-offs and current economic conditions, Home Federal recorded a charge to earnings of $1.7 million to adjust the allowance to $5.7 million as of June 30, 2001.

Investments

     Home Federal's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At June 30, 2001, 2000, and 1999, Home
Federal had approximately $97.2 million, $107.2 million and $90.0 million in investments, respectively.

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

     The standard measure of liquidity for the thrift industry is the ratio of cash and eligible investments to a certain percentage of net withdrawable savings and borrowings due within one year. On March 14, 2001 the OTS issued an interim final rule eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least four percent of its liquidity base. However, the rule does require each savings association to maintain sufficient liquidity to ensure its safe and sound operation. At June
30, 2001, Home Federal had liquid assets of $107.0 million, and a liquidity ratio of 17.2%.

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

Deposits

     Consumer and commercial deposits are attracted principally from within Home
Federal's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, savings accounts and commercial demand deposit accounts. Home Federal does not actively solicit or advertise for deposits outside of the counties in which its branches are located. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. To attract funds, Home Federal pays higher rates on larger balances within the same maturity class.

     Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, Home Federal would be deemed a well-capitalized institution. At June
30, 2001 Home Federal had $15.0 million in brokered deposits.

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

                                                  At June 30,
                                          2001       2000      1999
                                          ----       ----      ----
                                             (Dollars in Thousands)

Non-interest bearing and below 2.99%   $138,395   $138,205   $136,598
3.00% - 4.99% ......................    210,408     65,983    225,362
5.00% - 6.99% ......................    184,058    347,428    216,808
Over 7.00% .........................     43,682     21,277      1,114

                                       --------   --------   --------
Total ..............................   $576,543   $572,893   $579,882
                                       ========   ========   ========

      The following table sets forth the change in dollar amount of deposits in the various accounts offered by Home Federal for the periods indicated.

                                                                               DEPOSIT ACTIVITY
                                                                             (Dollars in Thousands)

                                     Balance                           Balance                              Balance
                                        at                                at                                   at
                                     June 30,    % of    Increase      June 30,    % of     Increase        June 30,     % of    Increase
                                       2001    Deposits (Decrease)       2000    Deposits  (Decrease)         1999     Deposits (Decrease)
                                       ----    -------- ----------       ----    --------  ----------         ----     -------- ----------

Withdrawable:
Non-interest bearing ...........   $ 41,323       7.2% $  1,828        $ 39,495       6.9% $  3,963        $ 35,532       6.1% $  1,596
Passbook .......................     43,253       7.5%   (1,530)         44,783       7.8%   (3,243)         48,026       8.3%     (804)
Money market savings ...........    131,514      22.8%   23,084         108,430      19.0%    1,844         106,586      18.4%   12,370
NOW ............................     53,819       9.3%     (108)         53,927       9.4%      887          53,040       9.1%    4,952
                                     ------       ---      ----          ------       ---       ---          ------       ---     -----
      Total Withdrawable .......    269,909      46.8%   23,274         246,635      43.1%    3,451         243,184      41.9%   18,114
                                    -------      ----    ------         -------      ----     -----         -------      ----    ------
Certificates:
Less than one year .............     40,628       7.0%  (16,515)         57,143      10.0%  (30,356)         87,499      15.1%    6,619
12 to 23 months ................    124,845      21.7%   (1,457)        126,302      22.0%   11,394         114,908      19.8%   13,824
24 to 35 months ................     94,207      16.3%     (387)         94,594      16.5%   18,680          75,914      13.1%   (7,561)
36 to 59 months ................     11,909       2.1%    1,701          10,208       1.8%   (1,700)         11,908       2.1%   (7,795)
60 to 120 months ...............     35,045       6.1%   (2,966)         38,011       6.6%   (8,458)         46,469       8.0%   (7,000)
--    ---                            ------       ---    ------          ------       ---    ------          ------       ---    ------
      Total certificate accounts    306,634      53.2%  (19,624)        326,258      56.9%  (10,440)        336,698      58.1%   (1,913)
                                    -------      ----   -------         -------      ----   -------         -------      ----    ------
          Total deposits .......   $576,543     100.0% $  3,650        $572,893     100.0% $ (6,989)       $579,882     100.0% $ 16,201
                                   ========     =====  ========        ========     =====  ========        ========     =====  ========

     The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following June 30,
2001, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of June 30, 2001 have been allocated based upon certain rollover assumptions.

                                                              DEPOSIT MATURITIES
                                                              (Dollars in Thousands)

                                      3.99%      4.00       5.00        6.00       7.00
                                       or         to         to          to         to                Percent of
                                      less       4.99%      5.99%       6.99%     9.00%      Total       Total
                                      ----       -----      -----       -----     -----      -----       -----
Certificate accounts maturing in
the twelve-month period ending:

June 30, 2002....................   $  5,513   $ 57,652   $ 41,970   $ 96,541   $ 16,362   $218,038       71.1%
June 30, 2003....................          5     11,854     10,119     13,112     26,555     61,645       20.1%
June 30, 2004....................         --      2,171      6,335      1,193         23      9,722        3.2%
Thereafter ......................         --      1,699      8,862      5,926        742     17,229        5.6%
                                        ----      -----      -----      -----        ---     ------        ---
                                    $  5,518   $ 73,376   $ 67,286   $116,772   $ 43,682   $306,634      100.0%
                                    ========   ========   ========   ========   ========   ========      =====

     Included in the deposit totals in the above table are savings certificates of deposit with balances of over $100,000. The majority of these deposits are from regular customers of Home Federal, excluding $15.0 million which were from brokered deposits. The following table provides a breakdown at June 30, 2001 of certificates of greater than $100,000 by maturity.

                                                       ACCOUNTS GREATER THAN $100,000
                                                           (Dollars in Thousands)

                                       3.00     4.00       5.00      6.00       7.00
                                        to       to         to        to         to              Percent of
                                       3.99%    4.99%      5.99%     6.99%     7.99%    Total       Total
                                       -----    -----      -----     -----     -----    -----       -----

Certificate accounts maturing in
the twelve-month period ending:

June 30, 2002.....................   $ 1,100   $23,950   $ 7,040   $34,136   $ 7,004   $73,230       83.0%
June 30, 2003.....................        --       587     1,384     2,428     4,630     9,029       10.2%
June 30, 2004.....................        --        --     1,468       459        --     1,927        2.2%
Thereafter ......................         --        --       458     2,945       669     4,072        4.6%
                                       -----    ------    ------    ------    ------    ------        ---
                                     $ 1,100   $24,537   $10,350   $39,968   $12,303   $88,258      100.0%
                                     =======   =======   =======   =======   =======   =======      =====

Borrowings

     Home Federal relies upon advances (borrowings) from the FHLB of
Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. This facility has historically been Home Federal's major source of borrowings. Advances from the
FHLB of Indianapolis are typically secured by Home Federal's stock in the FHLB of Indianapolis and a portion of Home Federal's first mortgage loans.

     Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. Subject to the express limits in FIRREA, the
FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At June 30, 2001, Home Federal had advances totaling $192.1 million outstanding from the FHLB of Indianapolis.

     The Company has a revolving note with LaSalle Bank N.A. whereby the Company may borrow up to $12.5 million. The note accrues interest at a variable rate based on the ninety-day London inter bank offering rate ("LIBOR"), on the date of the draw, plus 150 basis points. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. On February 13, 2001 the Company modified the payment terms of the
$11.2 million principal balance to allow for principal payments on the maturity dates of the three interest rate swaps the Company entered into on the same date. Maturities of senior debt based on maximum scheduled payments as of June
30, 2001 are: 2003 - $2.0 million, 2004 - $4.6 million and 2006 - $4.6 million.
Any remaining principal balance is due by February 15, 2006. The Company used the funds attained to buy back shares of the Company's common stock. The note is collateralized by the assets of the Company. Under terms of the agreement, the
Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. As of June 30, 2001, the Company was in compliance with the debt covenants.

     Effective February 13, 2001, the company entered into three interest rate swap agreements with LaSalle Bank N.A.  In the first agreement the Company will make fixed rate payments at 5.45% and receive variable rate payments at the three month LIBOR index on a notional amount of $2.0 million. The maturity date of the first swap agreement is May 1, 2003. In the second agreement the Company will make fixed rate payments at 5.6% and receive variable rate payments at the three month LIBOR on a notional amount of $4.6 million. The maturity date of the second swap agreement is May 1, 2004. In the third agreement the Company will make fixed rate payments at 5.77% and receive variable rate payments at the three month LIBOR on a notional amount of $4.6 million. The maturity date of the third swap agreement is February 1, 2006.  The three interest rate swaps are accounted for on a settlement basis. The Company is exposed to credit loss in the event of nonperformance by LaSalle Bank N.A for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the
Company does not anticipate nonperformance by the counter party.

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

                                                 For the year ended June 30,
                                                  2001      2000      1999
                                                  ----      ----      ----
                                                   (Dollars in Thousands)

FHLB advances ...............................   $73,500   $70,900   $34,500
Official check overnight remittance .........   $ 4,961   $ 5,150   $ 6,273
Money Order remittance ......................   $    53   $    54   $    57
FHLB overnight remittance ...................   $ 2,875   $ 2,325   $   420
Average amount of total short-term borrowings
  outstanding ...............................   $57,222   $39,878   $26,309

     The following table sets forth the amount of short term FHLB advances outstanding at year end during the period shown and the weighted average rate of such FHLB advances.

                                    At the year ended June 30,
                                 2001          2000          1999
                                 ----          ----          ----
                                     (Dollars in Thousands)
FHLB advances:
   Amount.................   $  39,900     $  69,900     $  11,300
   Weighted average rate..       5.8%          6.5%          6.1%

     See Note 9 in the Notes to Consolidated Financial Statements included in the 2001 Shareholder Annual Report incorporated into Item 8 hereof for a description of the terms of these borrowings.

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

     HSC has undertaken these activities as a part of Home Federal's business strategy of diversifying its operations. This diversification is related to traditional activities in which Home Federal has expertise, and often involves a similar pool of potential customers. Additionally, the diversification provides opportunities to earn income that is not as sensitive to changes in interest rates as is net interest income, and to meet the needs of its customers by becoming a full-service financial center. Although these activities create a potential for a higher rate of return than mortgage lending, either directly through operations or indirectly through appreciation in value of the business or real property, these activities involve greater and different risks than those associated with thrift lending and can affect adversely the savings association's regulatory capital calculations. See "Regulation -- Regulatory
Capital." At June 30, 2001, Home Federal's aggregate investment in HSC, including loans, was $10.1 million. For the year ended June 30, 2001, HSC reported income of $811,000 from these operations. HSC's office is located at
222 West Second Street, Seymour, Indiana. The consolidated statements of operations of Home Federal and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

      The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at June 30, 2001.

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
Name                          Type of Project                         Project        Investment    June 30, 2001
----                          ---------------                         -------        ----------    -------------
Consortium Partners          Owns Family Financial Life Insurance     11/31/83     $   767,000     $         -
                             Company of New Orleans
Coventry Associates          Real Estate development                  8/31/89      $    20,000     $         -
                             in Seymour, Indiana
Heritage Woods II            Rental Apartment project of low income   11/15/89     $    67,000     $         -
                             housing (22 units)
Broadmoor North /Heathfield  Real estate development                  12/15/99     $ 1,508,000     $ 1,457,000
                             in Columbus, Indiana
Home-Breeden                 Real estate development                   7/1/94      $ 2,104,000     $ 1,609,000
                             in Columbus, Indiana
Crystal Lake at River Ridge  Single family homes in Indianapolis,     11/29/97     $ 1,478,000     $ 1,652,000
                             Indiana
Bloomington Technology       Industrial park in Bloomington, Indiana  11/10/97     $   569,000     $         -
Park, LLC
Courtyard Homes at           Single family homes in Indianapolis,      6/14/99     $ 3,562,000     $ 3,476,000
Sycamore Springs, LLC        Indiana

     HSC has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Life Insurance
Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners'
parent-thrifts. HSC receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended June 30, 2001, Home
Federal had income of $409,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

     HSC markets Raymond James Financial full-service securities brokerage services. For the year ended June 30, 2001, HSC received $415,000 in commissions from its Raymond James Financial activities.

     In August, 1989, HSC entered into a financing agreement with Greemann Real
Estate, Inc. to purchase and develop Coventry Place, a residential real estate subdivision in Seymour, Indiana. HSC is entitled to 65% of the net profit after the payment of all interest, development and sales fees.

     In November, 1989, HSC invested $184,000 as a limited partner in Heritage
Woods II, a low income housing project in Columbus, Indiana. HSC received low-income housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture.

     On December 15, 1999, HSC entered into a joint venture agreement with
Breeden Investment Group, Inc. to develop a 100 lot residential real estate subdivision ("Broadmoor North/Heathfield"). Broadmoor North/Heathfield is
located on the north central side of Columbus, Indiana. Loan documents were executed on December 23, 1999 for land acquisition and development of phases I and II in an amount not to exceed $2.2 million. In addition to interest on the loan, HSC will receive 35% of the profits after all interest, development and sales costs.

     On July 1, 1994, HSC entered into a joint venture agreement with Breeden
Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's
Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and
II. Subsequent closings have encompassed the balance of six phases and on March
6, 2000 loan documents were executed in an amount not to exceed $2.1 million.
The outstanding loan balance of $1.6 million as of June 30, 2000, reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within
McCullough's Run.

     On November 29, 1997, HSC entered into an LLC agreement with Curtis
Enterprises, Inc., and Gary B. Warstler to build up to eighty-five single family homes at Crystal Lake at River Ridge in northern Indianapolis, Indiana. On May
1, 2000, the LLC agreement was amended when Mr. Warstler desired to withdraw from the LLC and assign his percentage share in the LLC equally between the two remaining members. The LLC purchases finished lots from RN Thompson Development
Corporation. HSC has provided a line of credit in the amount of $3 million to build the homes. HSC is entitled to one third of the profits from homes started before Mr. Warstler withdrew and 50% of the profits from homes started after Mr.
Warstler withdrew. An agreement has been signed with RN Thompson Development
Corporation to buy back the 10 undeveloped lots owned by the LLC.

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

Employees

     As of June 30, 2001, Home Federal employed 259 persons on a full-time basis and 5 persons on a part-time basis. None of Home Federal's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

     Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy thrifts in Indiana have been completed. Affiliations between banks and thrifts based in Indiana have increased the competition faced by Home Federal and the Company. See "Acquisitions or Dispositions and
Branching."

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

     An OTS regulation establishes a schedule for the assessment of fees upon all savings associations to fund the operations of the OTS and a schedule of fees for the various types of applications and filings made by savings associations with the OTS. The OTS has established a marginal assessment rate for calculating the semi-annual assessment payable by savings associations that decreases as the asset size of a savings association increases, and includes a fixed-cost component that is assessed on all savings associations. The assessment rate that applies to a savings association depends upon the institution's size, condition, and the complexity of its operations. Home
Federal's semi-annual assessment under this revised regulation is approximately
$83,000.

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

     As a member of the FHLB, Home Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 2001, Home Federal's investment in stock of the FHLB of Indianapolis was $ 9.9 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended June
30, 2001, dividends paid by the FHLB of Indianapolis to Home Federal totaled approximately $788,000 for an annual rate of 8.2%.

Liquidity

     The Financial Regulatory Relief and Economic Efficiency Act of 2000, which was signed into law on December 27, 2000, repealed the former statutory requirement that all savings associations maintain an average daily balance of liquid assets in a minimum amount of not less than 4% or more than 10% of their withdrawable accounts plus short-term borrowings. The OTS adopted an interim final rule in March 2001 that implemented this revised statutory requirement, although savings associations remain subject to the OTS regulation that requires them to maintain sufficient liquidity to ensure their safe and sound operation.

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

     On September 30, 1996, legislation was enacted to recapitalize the SAIF and eliminate the significant premium disparity between the BIF and the SAIF. Under the new law, Home Federal was charged a one-time special assessment equal to
$.657 per $100 in assessable deposits at March 31, 1995. Home Federal recognized this one-time assessment as a non-recurring operating expense of $3,001,000,
($1,726,000 after tax), during the three-month period ending September 30, 1996, and Home Federal paid the assessment on November 27, 1996. The assessment was fully deductible for both federal and state income tax purposes. Beginning
January 1, 1997, Home Federal's annual deposit insurance premium was reduced from .23% to .0644% of total assessable deposits. In addition to the assessment for deposit insurance, savings institutions are required to pay on bonds issued in the late 1980s by Financing Corporation ("FICO"), which is a federally-chartered corporation that was organized to provide some of the financing to resolve the thrift crisis in the 1980s. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while BIF members paid 1.22 basis points. By law, payments on Financing Corporation obligations have been shared equally between BIF members and SAIF members since January 1, 2000.

     Although Congress has considered merging the SAIF and the BIF, until then, savings associations with SAIF deposits may not transfer deposits into the BIF system without paying various exit and entrance fees. Such exit and entrance fees need not be paid if a SAIF institution converts to a bank charter or merges with a bank, as long as the resulting bank continues to pay applicable insurance assessments to the SAIF, and as long as certain other conditions are met.

Regulatory Capital

     Currently, savings  associations  are subject to  three  separate  minimum capital-to-assets  requirements:  (i) a leverage limit,  (ii) a tangible capital requirement,  and (iii) a risk-based  capital  requirement.  The leverage  limit requires  that  savings  associations  with the highest supervisory  rating for safety and soundness maintain "core capital" of at least 3% of total assets. All other savings associations must maintain core capital of at least 4% to 5%. Core capital is generally defined as common  stockholders' equity (including retained income), noncumulative  perpetual preferred stock and related surplus,  certain minority equity interests in  subsidiaries,  qualifying  supervisory  goodwill, purchased  mortgage servicing  rights and purchased  credit card  relationships
(subject to certain limits) less nonqualifying  intangibles.  Under the tangible capital requirement, a savings association must maintain tangible capital (core capital less all intangible  assets except purchased  mortgage  servicing rights which may be included after making the  above-noted  adjustments in an amount up to 100% of  tangible  capital) of at least  1.5% of  total  assets.  Under  the risk-based capital requirements, a minimum amount of capital must be maintained by a savings  association to account for the relative risks inherent in the type and amount of assets held by the savings  association.  The  risk-based  capital requirement  requires a savings  association to maintain  capital  (defined generally for these purposes as core capital plus general  valuation  allowances and  permanent or maturing  capital  instruments such as  preferred  stock and subordinated  debt less  assets  required  to be deducted)  equal  to  8.0% of risk-weighted assets.  Assets are  ranked as to risk in one of four  categories
(0-100%)  with a credit risk-free  asset such as cash  requiring no  risk-based capital and an asset with a significant  credit risk such as a non-accrual  loan being  assigned a factor  of  100%.  At June 30,  2001,  based on the  capital standards then in effect, Home Federal was in  compliance  with all  capital requirements.

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

     In periods of rapidly changing interest rates, the Bank's balance sheet is subject to significant fluctuations in market value (interest rate risk exposure). However, as the delayed interest rate risk rules proposed by the OTS currently read, the Bank at June 30, 2001, would have no additional capital requirement. The Bank's management continues to monitor its interest rate risk position.

    The following is a summary of Home Federal's regulatory capital and capital requirements at June 30, 2001:

                                                                             To Be Categorized
                                                                           As "Well Capitalized"
                                                                              Under Prompt
                                                          For Capital       Corrective Action
(dollars in thousands)                    Actual        Adequacy Purposes       Provisions
                                     Amount    Ratio     Amount    Ratio     Amount       Ratio
-----------------------------------------------------------------------------------------------
As of  June 30, 2001
Tangible capital (to total assets)   $68,907    8.09%   $12,773    1.50%         N/A        N/A
Core capital (to total assets) ...   $68,907    8.09%   $34,061    4.00%         N/A        N/A
Total risk-based capital
   (to risk-weighted assets) .....   $73,442   11.13%   $52,795    8.00%     $65,993      10.00%
Tier 1 risk-based capital
   (to risk-weighted assets) .....   $68,907   10.44%       N/A     N/A      $39,596       6.00%
Tier 1 leverage capital
   (to average assets) ...........   $68,907    8.07%       N/A     N/A      $42,687       5.00%

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

Prompt Corrective Regulatory Action

     The Federal Deposit Insurance Corporation Improvement Act of 1991
("FedICIA") requires, among other things, federal bank regulatory authorities to take "prompt corrective action" with respect to institutions that do not meet minimum capital requirements. For these purposes, FedICIA establishes five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At June 30,
2001, Home Federal was categorized as "well capitalized," meaning that Home
Federal's total risk-based capital ratio exceeded 10%, Home Federal's Tier I risk-based capital ratio exceeded 6%, Home Federal's leverage ratio exceeded 5%, and Home Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Loans to One Borrower

     Under OTS regulations, Home Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. In some cases, a savings association may lend up to 30% of unimpaired capital and surplus to one borrower for purposes of developing domestic residential housing, provided that the association meets its regulatory capital requirements and the OTS authorizes the association to use this expanded lending authority. At June 30, 2001, Home
Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its regulatory lending limits. Management does not believe that the loans-to-one-borrower limits will have a significant impact on Home Federal's business operations or earnings.

Capital Distributions Regulation

     The OTS regulation that applies to "capital distributions" by savings associations define a capital distribution as a distribution of cash or other property to a savings association's owners, made on account of their ownership.
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
The regulation requires a savings association to file an application for approval of a proposed capital distribution with the OTS if the association is not eligible for expedited treatment under OTS's application processing rules, or the total amount of all capital distributions, including the proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years (the "retained net income standard"). At June 30, 2001, Home Federal's retained net income standard was $11.2 million. A savings association must also file an application for approval of a proposed capital distribution if, following the proposed distribution, the association would not be at least adequately capitalized under the OTS prompt corrective action regulations, or if the proposed distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the association and the OTS or the FDIC.

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

Real Estate Lending Standards

     OTS regulations require savings associations to establish and maintain written internal real estate lending policies. Each association's lending policies must be consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its operations. The policies must establish loan portfolio diversification standards; establish prudent underwriting standards, including loan-to-value limits that are clear and measurable; establish loan administration procedures for the association's real estate portfolio; and establish documentation, approval, and reporting requirements to monitor compliance with the association's real estate lending policies.

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

     Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet the Qualified Thrift Lender
("QTL") test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. ___ See
"--Qualified Thrift Lender." At June 30, 2001, Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL.

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

     The OTS has adopted regulations that permit nationwide branching to the extent permitted by federal statute. Federal statutes permit federal savings associations to branch outside of their home state if the association meets the domestic building and loan test in ss. 7701(a)(19) of the Code or the asset composition test of ss. 7701(c) of the Code. Branching that would result in the formation of a multiple savings and loan holding company controlling savings associations in more than one state is permitted if the law of the state in which the savings association to be acquired is located specifically authorizes acquisitions of its state-chartered associations by state-chartered associations or their holding companies in the state where the acquiring association or holding company is located. Moreover, Indiana banks and savings associations are permitted to acquire other Indiana banks and savings associations and to establish branches throughout Indiana.

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

Qualified Thrift Lender

     Savings associations must meet a QTL test, which requires a savings association to have at least 65% of its portfolio assets, invested in "qualified thrift investments" on a monthly average basis in 9 out of every 12 months.
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

     At June 30, 2001, 68.1% of Home Federal's portfolio assets (as defined on that date) were invested in qualified thrift investments (as defined on that date), and therefore Home Federal's asset composition was in excess of that required to qualify Home Federal as a QTL. Home Federal does not expect to significantly change its lending or investment activities in the near future, and therefore expects to continue to qualify as a QTL, although there can be no such assurance.

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

Current Accounting Issues

     Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business
Combinations," was issued in July 2001. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.

     Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill
and Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. On July 1, 2001, the Company early adopted
SFAS 142, as permitted. As a result, annual goodwill amortization of approximately $101,000 will cease. Management has determined that any impairment charge resulting from the adoption of SFAS 142 will not be significant.

Item 2.  Properties.

     At June 30, 2001, Home Federal conducted its business from its main office at 222 West Second Street, Seymour, Indiana, 16 full-service branches, and one loan origination office. Home Federal owns two buildings that it uses for certain administrative operations located at 218 West Second Street,
Seymour, and 211 Chestnut Street, Seymour. The headquarters of its Raymond James operations, conducted through its service corporation subsidiary, are located at
501 Washington Street, Columbus, Indiana. Information concerning these properties, as of June 30, 2001, is presented in the following table:

                                                      Net Book Value of
                                                           Property,      Approximate
   Description and                          Owned or     Furniture and       Square            Lease
      Address                                Leased         Fixtures         Footage        Expiration
                                                    (Dollars in Thousands)
Principal Office
222 West Second Street                          Owned     $   1,796            9,200            N/A

Operations Center
218 West Second Street                          Owned     $     495           20,000             N/A

Loan Processing Center
211 North Chestnut                              Owned     $     366            5,130             N/A

Branch Offices:
Columbus Branches:
     501 Washington Street                      Owned     $   4,509           21,600             N/A
     1020 Washington Street                     Owned     $     459              800             N/A
     3805 25th Street                           Owned     $     325            5,800             N/A
     2751 Brentwood Drive                       Owned     $     436            3,200             N/A
     4330 West Jonathon Moore Pike              Owned     $     618            2,600             N/A

Hope Branch                                1/2 Owned      $      43            2,000
332 Jackson Street                        1/2 Leased                                          4/2002

Austin Branch
67 West Main Street                             Owned     $      57            3,600             N/A

Brownstown Branch                                                                             Month to
101 North Main Street                          Leased     $      24            2,400            Month

North Vernon Branches
     111 North State Street                     Owned     $     359            1,900             N/A
     1540 North State Street                   Leased     $      29            1,600           10/2002

Osgood Branch
South Buckeye Street                            Owned     $     107            1,280             N/A

Salem Branch
     1208 South Jackson                         Owned     $     767            1,860             N/A

Seymour Branch
1117 East Tipton Street                         Owned     $     472            6,800             N/A

Batesville Branch
12 West Pearl Street                            Owned     $     605            2,175             N/A

Madison Branch
201 Clifty Drive                                Owned     $     428            2,550             N/A

Greensburg Branch
115 East North Street                          Leased     $      17            2,440       Month to Month

Loan Origination Office:
-----------------------
10204 Lantern Rd.
Fishers, Indiana                               Leased     $       3            1,000            7/04

     Home Federal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. Home Federal also has contracted for the data processing and reporting services of NCR headquartered in Dayton, Ohio until October 2001. In October 2001, the data processing and reporting services will be converted to Bisys headquartered in
Cherry Hill, New Jersey. The contract with Bisys expires in October 2006.

Item 3.   Legal Proceedings.

     The Bank has sued one of its depositors in the Jackson County Circuit Court in Brownstown, Indiana, to recover amounts lost as a result of his cashing of bad checks (in the aggregate amount of $298,000), plus treble damages, costs, and fees. The depositor has counterclaimed for damages resulting from certain actions the Bank has taken to protect its rights with respect to this matter, including the freezing of the depositor's savings account at the Bank.  The depositor and his wife have filed for bankruptcy and this case has been stayed pending the bankruptcy proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's or Home Federal's shareholders during the quarter ended June 30, 2001.

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
System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see "Management's Discussion and Analysis of
Financial Condition and Results of Operations -- Quarterly Results of
Operations" on page 6 of HFB's 2001 Shareholder Annual Report (the "Shareholder
Annual Report"). As of June 30, 2001, there were 506 shareholders of record of
HFB's Common Stock.

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

     Income of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by Home
Federal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At June 30, 2001, approximately $2.4 million of
Home Federal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

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

     In estimating the NPV of mortgage loans and mortgage-backed securities, the
OTS model utilizes various price indications and prepayment rates. At June 30,
2001, these price indications varied from 78.10 to 115.49 for fixed rate mortgages and mortgage-backed securities and varied from 89.24 to 108.99 for adjustable rate mortgages and mortgage-backed securities. Prepayment rates for June 30, 2001, ranged from a constant prepayment rate ("CPR") of 6% to a CPR of 37%.

      The value of deposit accounts appears on both the asset and liability side of the NPV calculation in the OTS model. In estimating the value of certificate of deposit accounts, ("CDs"), retail price estimates represent the value of the liability implied by the CD and reflect the difference between the CD coupon and secondary-market CD rates. As of June 30, 2001, the retail CD price assumptions varied from 79.10 to 120.97. The retail CD intangible prices represent the value of the "customer relationship" due to the rollover of CD deposits and are an intangible asset for the Bank. As of June 30, 2001, the retail CD intangible price assumptions varied from 0.01 to 1.08.

     Other deposit accounts such as transaction accounts, money market deposit accounts, passbook accounts and non-interest-bearing accounts are valued at 100%
of their respective outstanding balances in all seven interest rate scenarios on the liability side of the OTS model. On the asset side of the model, intangible prices are used to reflect the value of the "customer relationship" of the various types of deposit accounts. As of June 30, 2001, the intangible prices for transaction accounts, money market deposit accounts, passbook accounts and non-interest bearing accounts varied from 4.64 to 18.83, 2.31 to 12.10, 5.79 to
18.65 and 3.46 to 15.66, respectively.

The following table sets forth the Bank's interest rate sensitivity of NPV as of
June 30, 2001.  (dollars in thousands)

                       Net Portfolio Value          NPV as % of PV of Assets
     -----------------------------------------------------------------------
     Change
     In Rates     $ Amount   $ Change   % Change      NPV Ratio   Change
     -----------------------------------------------------------------------
     +300 bp      104,802    (4,117)        (4)         12.05%    (7) bp
     +200 bp      107,346    (1,573)        (1)         12.19%     7  bp
     +100 bp      108,827       (92)         -          12.23%    11  bp
        0 bp      108,919         -          -          12.12%     -
     -100 bp      106,411    (2,509)        (2)         11.76%   (36) bp
     -200 bp      102,994    (5,925)        (5)         11.31%   (81) bp
     -300 bp       99,065    (9,854)        (9)         10.81%  (131) bp

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

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Company's Proxy Statement for its 2001 annual shareholder meeting (the "2001 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

     The information required by this item with respect to the compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 17 of the 2001 Proxy Statement.

Item 11.  Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to page 4, the first paragraph of page
6 and page 7 (beginning with Remuneration of Named Executive Officers) of the
2001 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The information referred by this item is incorporated by reference to pages
1 to 3 of the 2001 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page
12 of the 2001 Proxy Statement.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
    (a)  List the following documents filed as a part of the report:

Financial Statements
--------------------                                                              Page in 2001
                                                                                   Shareholder
                                                                                  Annual Report
Consolidated Balance Sheets as of June 30, 2001 and 2000                                16

Consolidated Statements of Income for each of  the years in the three-year
     period ended June 30, 2001                                                         17

Consolidated Statements of Shareholders' Equity for each of the years in the
     three-year period ended June 30, 2001                                              18

Consolidated Statements of Cash Flows for each of the years in the three-year
     period ended June 30, 2001                                                         19

Notes to Consolidated Financial Statements                                              20

Report of Deloitte & Touche LLP Independent Auditors                                    34

    (b) Reports on Form 8-K
        Registrant has filed no reports on Form 8-K for the quarter ending June
30, 2001.

    (c)     The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 40.

    (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 21st day of
September, 2001.

                                             HOME FEDERAL BANCORP
DATE: September 21, 2001                     /s/ John K. Keach. Jr.
------------------------                     ----------------------
                                             John K. Keach, Jr., President and
                                             Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 21st day of September,
2001.

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

    10(c)           Employment Agreement with Lawrence E. Welker (incorporated by reference from Exhibit 10(c) to Registrants Registration Statement on
                    Form S-4 (Registration No. 33-55234)); first, second and third
                    Amendments thereto incorporated by reference to Exhibit 10(c) of
                    Registrant's Form 10-K for the year ended June 30, 1998; fourth amendment thereto.

    10(d)           Employment Agreement with John K. Keach, Jr. (incorporated by reference from Exhibit 10(d) to Registrant's Registration Statement on
                    Form S-4 (Registration No. 33-55234)); first, second and third amendments thereto incorporated by reference to Exhibit 10(d) of
                    Registrant's Form 10-K for the year ended June 30, 1998; fourth amendment thereto.

    10(f)           Home Federal Savings Bank Excess Benefit Plan Agreement
                    with John K. Keach, Jr. dated April 1, 2001.

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

    10(n)           Supplemental Executive Retirement Plan with John K. Keach, Jr.
                    dated April 1, 2001.

    10(o)           Supplemental Executive Retirement Plan with Lawrence E. Welker dated April 1, 2001

    10(p)           Supplemental Executive Retirement Plan with Elaine Pollert dated
                    April 1, 2001.

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
                    Registrant's Form 10-K for the year ended June 30, 1998).

    10(w)           Employment Agreement with S. Elaine Pollert
                    (incorporated by reference from Exhibit l0(w) to Home
                    Federal Savings Bank Form 10-K for the fiscal year ended
                    June 30, 1998); and First Amendment to Employment Agreement
                    (incorporated by reference from Exhibit 10(w) to
                    Registrant's Form 10-K for the year ended June 30, 1998);
                    second amendment thereto.

    10(x)           Supplemental Executive Retirement Plan with Gerald L. Armstrong dated
                    April 1, 2001.

    10(y)           Employment Agreement with Gerald L. Armstrong
                    (incorporated by reference from Exhibit l0(aa) to Home
                    Federal Savings Bank Form 10-K for the fiscal year ended
                    June 30, 1992). First amendment thereto dated November 22,
                    1994. (Incorporated by reference from Exhibit 10(f) to the
                    Form 10-K for the fiscal year ended June 30,1998); Second
                    Amendment thereto dated April 30, 1996 (incorporated by
                    reference from exhibit 10(f) to registrant's Form 10-K for the fiscal year ended June 30, 1998); third amendment
                    thereto.

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

    10(al)          Non-Qualified Stock Option Agreement, dated December 22, 1992, with Harvard W. Nolting, Jr (incorporated by reference from Exhibit 10
                    (al) to Registrant's Form 10-K for the year ended June 30, 1994).

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

    13              2001 Shareholder Annual Report.

    21              Subsidiaries of the Registrant (incorporated
                    by reference from Exhibit 21 to Registrant's Form 10-K for the year ended June 30, 1993).

    23.1            Independent Auditors' Consent.