Form 10-Q
period 2001-09-30
HOME FEDERAL BANCORP
filed 2001-11-13
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

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

                                                           YES  X   NO_____

Indicate the number of shares  outstanding  of each of the  issuer's  classes of common stock, as of October 20, 2001:

         Common Stock, no par value - 4,435,136 shares outstanding

                      HOME FEDERAL BANCORP
                            FORM 10-Q

                         INDEX

                                                                        Page No.

 PART I.  FINANCIAL INFORMATION

 Item 1. Consolidated Financial Statements (Unaudited)

             Consolidated Balance Sheets
                (unaudited) .............................................    3
             Consolidated Statements of Income
                (unaudited) .............................................    4
             Consolidated Statements of Cash Flows
                (unaudited) .............................................    5
             Notes to Consolidated Financial
                Statements (unaudited) ..................................    6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............    8
             Forward looking statements .................................    8

Item 3.  Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................   10

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                             September 30,  June 30,
                                                              2001       2001
                                                           ---------- ----------

ASSETS:
Cash ..................................................... $ 27,042   $ 25,814
Interest-bearing deposits ................................   21,925      9,610
                                                            -------    -------
  Total cash and cash equivalents ........................   48,967     35,424
                                                            -------    -------

Securities available for sale at fair value
  (amortized cost $83,414 and $79,826) ...................   84,871     80,316
Securities held to maturity
  (fair value $4,946 and $7,409) .........................    4,781      7,296
Loans held for sale (fair value $13,950 and $12,518) .....   13,775     12,383
Loans receivable, net of allowance for
  loan losses of $5,820 and $5,690 .......................  664,040    674,552
Investments in joint ventures ............................    9,557     10,075
Federal Home Loan Bank stock .............................    9,866      9,866
Accrued interest receivable, net .........................    4,967      5,213
Premises and equipment, net ..............................   12,170     11,915
Real estate owned ........................................    1,188      1,298
Prepaid expenses and other assets ........................    3,803      4,386
Cash surrender value of life insurance ...................    9,402      9,274
Goodwill .................................................    1,395      1,395
                                                            -------    -------
   TOTAL ASSETS .......................................... $868,782   $863,393
                                                            =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ................................................. $574,475   $576,543
Advances from Federal Home Loan Bank .....................  189,064    192,067
Senior debt ..............................................   11,200     11,200
Other borrowings .........................................    9,290      4,341
Advance payments by borrowers for taxes and insurance ....      892        441
Accrued expenses and other liabilities ...................    9,625      6,757
                                                            -------    -------
   Total liabilities .....................................  794,546    791,349
                                                            -------    -------
Shareholders' equity:
 No par preferred stock;
  Authorized: 2,000,000 shares
  Issued and outstanding: None
 No par common stock;
  Authorized:  15,000,000 shares
  Issued and outstanding: ................................    8,166      8,033
    4,435,136 shares at September 30, 2001
    4,415,704 shares at June 30, 2001
 Retained earnings, restricted ...........................   65,541     63,787
 Accumulated other comprehensive income, net of taxes ....      529        224
                                                            -------    -------
   Total shareholders' equity ............................   74,236     72,044
                                                            -------    -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............ $868,782   $863,393
                                                           ========   ========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                 Three Months Ended
                                                              September 30,
                                                       ------------------------
                                                           2001          2000
                                                       ----------    ----------
Interest income:
 Loans receivable ..................................   $   13,683    $   14,272
 Securities available for sale and held to maturity         1,285         1,772
 Other interest income .............................          200           172
----------------------------------------------------    ---------     ---------
Total interest income ..............................       15,168        16,216
----------------------------------------------------    ---------     ---------

Interest expense:
 Deposits ..........................................        5,843         6,669
 Advances and borrowings ...........................        3,125         3,136
----------------------------------------------------    ---------     ---------
Total interest expense .............................        8,968         9,805
----------------------------------------------------    ---------     ---------

Net interest income ................................        6,200         6,411
Provision for loan losses ..........................          306           215
----------------------------------------------------    ---------     ---------
Net interest income after provision for loan losses         5,894         6,196
----------------------------------------------------    ---------     ---------

Other income:
 Gain on sale of loans .............................          873           512
 Gain(loss) on sale of securities ..................           90          (394
 Income (loss) from joint ventures .................          (85)          278
 Insurance, annuity income, other fees .............          323           275
 Service fees on NOW accounts ......................          598           589
 Net gain (loss) on real estate owned
   and repossessed assets ..........................          (27)           24
 Loan servicing income .............................          173           291
 Miscellaneous .....................................          502           461
----------------------------------------------------    ---------     ---------
Total other income .................................        2,447         2,036
----------------------------------------------------    ---------     ---------

Other expenses:
 Compensation and employee benefits ................        2,451         2,214
 Occupancy and equipment ...........................          701           613
 Service bureau expense ............................          265           205
 Federal insurance premium .........................           27            29
 Marketing .........................................           83           120
 Goodwill amortization .............................            0            25
 Miscellaneous .....................................        1,064           979
----------------------------------------------------    ---------     ---------
Total other expenses ...............................        4,591         4,185
----------------------------------------------------    ---------     ---------

Income before income taxes .........................        3,750         4,047
Income tax provision ...............................        1,386         1,616
----------------------------------------------------    ---------     ---------
Net Income .........................................   $    2,364    $    2,431
====================================================    =========     =========

Basic earnings per common share ....................   $     0.53    $     0.52
Dilutive earnings per common share .................   $     0.51    $     0.51

Basic weighted average number of shares ............    4,421,235     4,633,034
Dilutive weighted average number of shares .........    4,610,939     4,778,005
Dividends per share ................................   $    0.138    $    0.138

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                              Three Months Ended
(unaudited)                                                    September 30,
                                                           --------------------
                                                              2001        2000
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................   $  2,364    $ 2,431
Adjustments to reconcile net income to net cash
 from operating activities:
 Accretion of discounts, amortization
   and depreciation ....................................        615         358
 Provision for loan losses .............................        306         215
 Net gain from sale of loans ...........................       (873)       (512)
 Net (gain)/loss from sale of investment securities ....        (90)        394
 Net (gain)/loss from joint ventures;
   real estate owned ...................................        112        (302)
 Loan fees deferred (recognized), net ..................        (22)         11
 Proceeds from sale of loans held for sale .............     57,144      14,402
 Origination of loans held for sale ....................    (57,663)    (15,242)
 Increase (decrease)  in accrued interest
   and other assets ....................................       (369)      2,244
 Increase (decrease) in other liabilities ..............      3,044       2,684
                                                           --------    --------
Net cash from operating activities .....................      4,568       6,683
                                                           --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal disbursed on loans .......................     11,442      (7,228)
Proceeds from:
    Maturities/Repayments of:
       Securities held to maturity .....................        518         290
       Securities available for sale ...................      6,161       1,419
    Sales of:
       Securities available for sale ...................     16,450      22,340
       Real estate owned and other asset sales .........        519         549
Purchases of:
    Loans ..............................................     (1,214)     (1,555)
    Securities available for sale ......................    (24,109)    (22,519)
    Federal Home Loan Bank stock .......................         --        (375)
Investment in joint ventures, net ......................        433      (1,065)
Acquisition of property and equipment, net .............       (626)       (142)
                                                           --------     -------
Net cash from investing activities .....................      9,574      (8,286)
                                                           --------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in deposits, net ..............................     (2,068)       (555)
Proceeds from FHLB advances ............................      4,600      21,500
Repayment of FHLB advances .............................     (7,603)    (14,004)
Proceeds from senior debt ..............................         --       4,400
Net proceeds from overnight borrowings .................      4,949       1,181
Common stock options exercised .........................        133          --
Repurchase of common stock .............................         --      (4,401)
Payment of dividends on common stock ...................       (610)       (618)
                                                           --------    --------
Net cash from financing activities .....................       (599)      7,503
                                                           --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............     13,543       5,900
Cash and cash equivalents, beginning of period .........     35,424      21,196
                                                           --------    --------
Cash and cash equivalents, end of period ...............   $ 48,967    $ 27,096
========================================================   ========    ========

Supplemental information:
Cash paid for interest .................................   $  8,347    $  9,704
Cash paid for income taxes .............................   $    100    $    652
Assets acquired through foreclosure ....................   $    348    $    110

See notes to consolidated financial statements (unaudited)

              Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings
Bank (the "Bank"). These consolidated interim financial statements at September
30, 2001, and for the three month period ended September 30, 2001, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments)
necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2. Reclassifications
Some items in the financial statements of previous periods have been reclassified to conform to the current period presentation.

3. Earnings Per Share
The following is a reconciliation  of the weighted average
common shares for the basic and diluted earnings per share computations:

                                    Three months ended
                                       September 30,
                                  ----------------------
                                     2001        2000
                                     ----        ----
Basic Earnings per Share:
Weighted average common shares.   4,421,235    4,633,034
                                  =========    =========

Diluted Earnings per Share:
Weighted average
   common shares...............   4,421,235    4,633,034
Dilutive effect of
   stock options...............     189,704      144,971
                                  ---------    ---------
Weighted average common
  and incremental shares.......   4,610,939    4,778,005
                                  =========    =========

4. Comprehensive Income
The following is a summary of the Corporation's total comprehensive income for the interim three month periods ended September 30, 2001 and 2000.

                                                          Three months ended
                                                             September 30,
                                                            2001      2000
                                                          -----------------
Net Income ...........................................    $2,364     $2,431
 Other comprehensive income:
   Unrealized holding gains (losses)
     from securities available for sale ..............     1,053     (1,201)
   Reclassification adjustment for (gains)
     losses realized in income .......................       (90)       394
   Unrealized gains (losses) from cash flow hedge ....      (455)        --
                                                          -----------------
Net unrealized gains (losses) ........................       508       (807)
Tax effect ...........................................      (203)       323
                                                          -----------------
 Other comprehensive income, net of tax ..............      (305)      (484)
                                                          -----------------
Comprehensive Income .................................    $2,669     $1,947
                                                          =================

5. Segment Reporting
Management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one operating segment. Management considers parent company activity to represent an overhead function rather than an operating segment. The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenue.

6. New Accounting Pronouncements
Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and
Other Intangible Assets," was issued in July 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rules also require an initial goodwill impairment assessment in the year of adoption and at least annual impairment tests thereafter. On July 1, 2001, the Company early adopted
SFAS 142, as permitted. As a result, annual goodwill amortization of approximately $101,000 ceased. Management determined that there was no impairment charge resulting from the adoption of SFAS 142.

Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting
for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS
143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting
for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that constitute forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other savings and financial institutions, substantial changes in financial markets;
changes in real estate values and the real estate market; regulatory changes, unanticipated conversion expenses, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

Home Federal Bancorp (the "Company") is organized as a unitary savings and loan holding company and owns all the outstanding capital stock of Home Federal
Savings Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through
17 full service banking branches and one commercial loan origination office in
Indianapolis.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2001 Compared to Quarter Ended September 30, 2000

General
The Company reported net income of $2,364,000 for the quarter ended September
30, 2001, compared to $2,431,000 for the quarter ended September 30, 2000, a decrease of $67,000 or 2.8%. Basic earnings per common share for the current quarter were $0.53 compared to $0.52 for the quarter ended September 30, 2000.
Diluted earnings per common share were $0.51 for both comparative quarters ending September 30, 2001 and 2000.

Net Interest Income
Net interest income before provision for loan losses decreased by $211,000 or
3.3% for the quarter ended September 30, 2001, compared to the quarter ended
September 30, 2000. This decrease was due to a 15 basis point decline in the net interest spread in the current quarter, as the interest rates earned on interest earning assets decreased 70 basis points, outpacing the decline in interest rates paid on interest bearing liabilities, which decreased 55 basis points.

The provision for loan losses increased $91,000 for the quarter ended September
30, 2001 compared to the quarter ended September 30, 2000. At September 30,
2001, the loan loss allowance covered 63% of non-performing loans, real estate owned and other repossessed assets. Based on management's analysis of classified assets, loss histories and economic conditions, the allowance balance appears adequate at September 30, 2001.

Quarter ending September 30: (in thousands)                2001      2000
-------------------------------------------                ----      ----
Allowance beginning balance .........................   $ 5,690    $ 4,949
Provision for loan losses ...........................       306        215
Charge-offs .........................................      (189)      (111)
Recoveries ..........................................        13         17
-----------------------------------------------------   -------    -------
Loan Loss Allowance .................................   $ 5,820    $ 5,070
                                                        =======    =======

  Allowance to Total Loans...........................      .85%       .76%
  Allowance to Nonperforming Assets..................       63%       115%

Interest Income
Total interest income for the three-month period ended September 30, 2001, decreased $1,048,000, or 6.5%, over the same period of the prior year. This decrease is primarily the result of a 70 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended
September 30, 2001 as compared to the quarter ended September 30, 2000. The weighted average interest rate earned on interest earning assets declined because market rates in general declined, causing adjustable assets to automatically adjust to lower rates. Additionally, many fixed rate loans refinanced into lower rate loans.

Interest Expense
Total interest expense for the three-month period ended September 30, 2001 decreased $837,000, or 8.5%, as compared to the same period a year ago. The factors that caused the decrease in interest expense mirror the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined 55 basis points in the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000.

Other Income
Total other income for the three-month period ended September 30, 2001, increased $411,000 or 20.2% over the same period a year ago. This increase was the net result of several factors including an increase of $361,000 from the gain on sale of loans. The recent lowering of loan rates resulted in increased refinance activity causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans. Additionally the Bank had an increase of
$484,000 from the sale of securities. In the three month period ended September
30, 2000 the Bank recorded a loss of $394,000 from the sale of securities due to restructuring the investment portfolio from lower yielding securities into higher yielding securities. In the three month period ended September 30, 2001 the Bank recorded a gain from the sale of securities of $90,000. The Bank choose to sell higher rate investments which were repaying at a faster rate, to take advantage of the gain available, instead of letting the investment prepay at par. Offsetting the gain on sale of loans and securities was a decrease of
$363,000 in income from joint ventures. This decrease was due to various factors including an impairment charge against one of the properties of $171,000, as well as a slow down in sales for other joint venture projects over the two comparative quarters. Additionally the Bank recorded a decrease of $118,000 in loan servicing income, which was the result of a first quarter charge in fiscal
2002 for the impairment of mortgage servicing rights of $111,000. Generally as rates decline, originated mortgage servicing rights tied to higher interest rate loans will become impaired.

Other Expenses
Total other expenses for the three-month period ended September 30, 2001, increased $406,000 or 9.7% over the same period ended September 30, 2000. This increase is due primarily to an increase in compensation and employee benefits of $237,000 or 10.7% that was the result of increased health insurance costs, funding required for the Bank's pension plan and normal salary increases.
Additional small increases occurred in occupancy expenses of $88,000 due to depreciation charges related to new computer software and hardware upgrades.
Miscellaneous expenses increased $85,000, of which $80,000 was associated with one time charges for expenses related to upgrading the Bank's third party data processing system.

FINANCIAL CONDITION:
Total assets increased $5,389,000 from June 30, 2001, to September 30, 2001.
Cash and cash equivalents increased $13,543,000, while loans receivable, decreased $10,512,000. These changes were the result of a $11,078,070 sale of portfolio loans. Additionally, increases of $4,555,000 occurred in securities available for sale. Total liabilities increased $3,197,000 from June 30, 2001.

Shareholders' equity increased $2,192,000 during the same period. Retained earnings increased $2,364,000 from net income and decreased $610,000 for dividends paid. Common stock increased $133,000 due to exercises of common stock options. The Company had accumulated other comprehensive income from unrealized gains in its securities available for sale portfolio of $580,000 for the three months ended September 30, 2001. Additionally the Company had an accumulated other comprehensive loss, net of tax from the change in fair value of a cash flow hedge of $275,000 for the same three month period.

At September 30, 2001, the Bank exceeded all current OTS regulatory capital requirements as follows:

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
                                                                                   As "Well Capitalized"
                                                                                       Under Prompt
                                                                  For  Capital      Corrective Action
  (dollars in thousands)                      Actual           Adequacy Purposes       Provisions
--------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount    Ratio      Amount     Ratio
As of  September 30, 2001

   Tangible capital (to total assets)   $70,626    8.24%       $12,855    1.50%         N/A      N/A
   Core capital (to total assets)       $70,626    8.24%       $34,279    4.00%         N/A      N/A
   Total risk-based capital
      (to risk-weighted assets)         $75,277   11.51%       $52,310    8.00%     $65,387    10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)         $70,626   10.80%           N/A     N/A      $39,232     6.00%
   Tier 1 leverage capital
      (to average assets)               $70,626    8.15%           N/A     N/A      $43,317     5.00%

Liquidity and Capital Resources
On March 14, 2001 the OTS issued an interim final rule eliminating the requirement that each savings association maintain an average daily balance of liquid assets of at least four percent of its liquidity base. However, the rule does require each savings association to maintain sufficient liquidity to ensure its safe and sound operation. At September 30, 2001, the Bank's average liquidity ratio was 18.8%. Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the
FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30,
2001, the Bank had $189,064,000 in such borrowings. As of that date, the Bank had commitments to fund loan originations and purchases of approximately
$40,609,000 and commitments to sell loans of $34,650,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Analysis of Financial Condition and
        Results of Operations.

In the opinion of management the results for the quarter ended September 30,
2001 will not be materially different from the results presented on page 13 of the annual report for fiscal year 2001.

Supplemental Data:                                         Three Months Ended
                                                              September 30,
                                                          ----------------------
                                                            2001          2000
                                                            -----         -----
Weighted average interest rate earned
    on total interest-earning assets......................  7.67%         8.37%
Weighted average cost of total
    interest-bearing liabilities..........................  4.58%         5.13%
Interest rate spread during period........................  3.09%         3.25%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis)..........  3.14%         3.31%
Total interest income divided by average
    total assets (on annualized basis)....................  7.01%         7.75%
Total interest expense divided by
    average total assets (on annualized basis)............  4.11%         4.65%
Net interest income divided by average
    total assets (on annualized basis)....................  2.87%         3.06%

Return on assets (net income divided by
    average total assets on annualized basis).............  1.09%         1.22%
Return on equity (net income divided by
    average total equity on annualized basis)............. 12.90%        14.96%

Net interest margin to average earning assets.............  3.14%         3.31%
Net interest margin to average assets.....................  2.87%         3.06%

                                                             At September 30,
                                                          ----------------------
                                                           2001           2000
                                                           ----           ----

Book value per share outstanding......................    $ 16.74       $ 14.98

Nonperforming Assets:
Loans:  Non-accrual...................................    $ 7,249       $ 2,940
          Past due 90 days or more....................         --            --
          Restructured................................        868           627
                                                          ----------------------
Total nonperforming loans.............................      8,117         3,567
Real estate owned, net................................      1,115           788
Other repossessed assets, net.........................         73            45
                                                          ----------------------
Total Nonperforming Assets............................    $ 9,305       $ 4,400

Nonperforming assets divided by total assets..........      1.07%         0.52%
Nonperforming loans divided by total loans............      1.19%         0.53%

Balance in Allowance for Loan Losses..................    $ 5,820       $ 5,070

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

                                   Home Federal Bancorp

DATE: November 12, 2001            /S/Lawrence E. Welker

                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer