Form 10-Q
period 2001-12-31
HOME FEDERAL BANCORP
filed 2002-02-14
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                         Commission file number: O-18847

                              HOME FEDERAL BANCORP
             (Exact name of registrant as specified in its charter)

                Indiana                             35-1807839
        (State or other Jurisdiction             (I.R.S. Employer
     of Incorporation or Origination)            Identification No.)

      501 Washington Street, Columbus, Indiana      47201
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

                                                           YES  X   NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of February 4, 2002:

          Common Stock, no par value - 4,451,461 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

    PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets
                  (unaudited) ...........................................   3
               Consolidated Statements of Income
                  (unaudited) ...........................................   4
               Consolidated Statements of Cash Flows
                  (unaudited) ...........................................   5
               Notes to Consolidated Financial
                  Statements (unaudited) ................................   6

Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations ............................................   8
               Forward looking statements ...............................   8

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................  11

PART II. OTHER INFORMATION

 HOME FEDERAL BANCORP
 CONSOLIDATED BALANCE SHEETS
 (in thousands)
 (unaudited)                                         December 31, June 30,
                                                        2001       2001
                                                       -------   -------

 ASSETS:
Cash ...............................................  $ 34,288  $ 25,814
Interest-bearing deposits ..........................    30,388     9,610
                                                       -------   -------
  Total cash and cash equivalents ..................    64,676    35,424
                                                       -------   -------
Securities available for sale at fair value
  (amortized cost $75,500 and $79,826) .............    76,123    80,316
Securities held to maturity
  (fair value $4,744 and $7,409) ...................     4,634     7,296
Loans held for sale
  (fair value $17,079 and $12,518) .................    16,903    12,383
Loans receivable, net of allowance
   for loan losses of $6,144 and $5,690 ............   645,434   674,552
Investments in joint ventures ......................     8,582    10,075
Federal Home Loan Bank stock .......................     9,965     9,866
Accrued interest receivable, net ...................     4,969     5,213
Premises and equipment, net ........................    12,531    11,915
Real estate owned ..................................     2,473     1,298
Prepaid expenses and other assets ..................     4,894     4,386
Cash surrender value of life insurance .............     9,531     9,274
Goodwill ...........................................     1,395     1,395
                                                       -------   -------

   TOTAL ASSETS ....................................  $862,110  $863,393
                                                       =======   =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ...........................................  $579,165  $576,543
Advances from Federal Home Loan Bank ...............   183,064   192,067
Senior debt ........................................    11,200    11,200
Other borrowings ...................................     4,409     4,341
Advance payments by borrowers
  for taxes and insurance ..........................       321       441
Accrued expenses and other liabilities .............     7,828     6,757
                                                       -------   -------
   Total liabilities ...............................   785,987   791,349
                                                       -------   -------
Shareholders' equity:
 No par preferred stock;
     Authorized:  2,000,000 shares
  Issued and outstanding:
     None
 No par common stock;
     Authorized:  15,000,000 shares
  Issued and outstanding: ..........................     8,319     8,033
     4,451,461 shares at December 31, 2001
     4,415,704 shares at June 30, 2001
 Retained earnings, restricted .....................    67,700    63,787
Accumulated other comprehensive income, net of taxes       104       224
                                                       -------   -------
   Total shareholders' equity ......................    76,123    72,044
                                                       -------   -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $862,110  $863,393
                                                      ========   =======

 See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                       Three Months Ended         Six Months Ended
                                                                      December 31,             December 31,
                                                               -----------------------  ----------------------
Interest income:                                                    2001         2000        2001        2000
                                                               ----------   ----------  ----------   ----------
 Loans receivable ..........................................   $   13,014   $   14,591  $   26,697   $   28,863
 Securities available for sale and held to maturity ........        1,242        1,877       2,527        3,649
 Other interest income .....................................          114          103         314          275
                                                               ----------   ----------  ----------   ----------
Total interest income ......................................       14,370       16,571      29,538       32,787
                                                               ----------   ----------  ----------   ----------

Interest expense:
 Deposits ..................................................        4,874        6,975      10,717       13,644
 Advances and borrowings ...................................        3,005        3,336       6,130        6,472
                                                               ----------   ----------  ----------   ----------
Total interest expense .....................................        7,879       10,311      16,847       20,116
                                                               ----------   ----------  ----------   ----------

Net interest income ........................................        6,491        6,260      12,691       12,671
Provision for loan losses ..................................          415          355         721          570
                                                               ----------   ----------  ----------   ----------
Net interest income after provision for loan losses ........        6,076        5,905      11,970       12,101
                                                               ----------   ----------  ----------   ----------

Other income:
 Gain on sale of loans .....................................        1,930          270       2,803          782
 Gain(loss) on sale of securities ..........................           --           52          90         (342)
 Income (loss) from joint ventures .........................          190          275         105          553
 Insurance, annuity income, other fees .....................          293          278         616          553
 Service fees on NOW accounts ..............................          559          587       1,157        1,176
 Net gain (loss) on real estate owned and repossessed assets           49           78          22          102
 Loan servicing income .....................................          208          112         381          403
 Miscellaneous .............................................          521          504       1,023          965
                                                               ----------   ----------  ----------   ----------
Total other income .........................................        3,750        2,156       6,197        4,192
                                                               ----------   ----------  ----------   ----------

Other expenses:
 Compensation and employee benefits ........................        2,624        2,304       5,075        4,518
 Occupancy and equipment ...................................          740          616       1,441        1,229
 Service bureau expense ....................................          319          206         584          411
 Federal insurance premium .................................           26           29          53           58
 Marketing .................................................          203          147         286          267
 Goodwill amortization .....................................           --           25          --           50
 Miscellaneous .............................................        1,365          837       2,429        1,816
                                                               ----------   ----------  ----------   ----------
Total other expenses .......................................        5,277        4,164       9,868        8,349
                                                               ----------   ----------  ----------   ----------

Income before income taxes .................................        4,549        3,897       8,299        7,944
Income tax provision .......................................        1,779        1,472       3,165        3,088
                                                               ----------   ----------  ----------   ----------
Net Income .................................................   $    2,770   $    2,425  $    5,134   $    4,856
                                                               ==========   ==========  ==========   ==========

Basic earnings per common share ............................   $     0.62   $     0.54  $     1.16   $     1.07
Diluted earnings per common share ..........................   $     0.61   $     0.53  $     1.12   $     1.04

Basic weighted average number of shares ....................    4,439,663    4,483,165   4,430,449    4,558,099
Dilutive weighted average number of shares .................    4,591,654    4,600,507   4,599,474    4,683,838
Dividends per share ........................................   $    0.138   $    0.138  $    0.275   $    0.275

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                SIX MONTHS ENDED
(unaudited)                                                     December 31,
                                                            -------------------

                                                               2001       2000
                                                            -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................ $  5,134   $  4,856
Adjustments to reconcile net income to net cash
  from operating activities:
  Accretion of discounts, amortization and depreciation ...      401          6
  Provision for loan losses ...............................      721        570
  Net gain from sale of loans .............................   (2,803)      (782)
  Net (gain)/loss from sale of investment securities ......      (90)       342
  Net (gain)/loss from joint ventures; real estate owned ..     (127)      (656)
  Loan fees deferred (recognized), net ....................       31        (96)
  Proceeds from sale of loans held for sale ...............  162,111     33,371
  Origination of loans held for sale ...................... (163,828)   (32,760)
  Increase (decrease)  in accrued interest and other assets   (2,062)     1,090
  Increase (decrease) in other liabilities ................      752        738
                                                            --------    -------
Net cash from operating activities ........................      240      6,679
                                                            --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ...............   30,186    (13,654)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity .......................      668        436
        Securities available for sale .....................   12,855      4,047
     Sales of:
        Securities available for sale .....................   17,700     32,552
        Real estate owned and other asset sales ...........      956      1,048
Purchases of:
     Loans ................................................   (1,820)    (5,718)
     Securities available for sale ........................  (24,157)   (34,223)
     Securities held to maturity ..........................     --         (910)
     Federal Home Loan Bank stock .........................      (99)      (624)
Investment in joint ventures, net .........................    1,598         --
Increase in cash surrender value of life insurance ........     (257)      (171)
Acquisition of property and equipment, net ................   (1,370)      (245)
                                                            --------    -------
Net cash from investing activities ........................   36,260    (17,462)
                                                            --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in deposits, net ......................    2,622     12,716
Proceeds from advances from FHLB ..........................   22,300     82,900
Repayment from advances of FHLB ...........................  (31,303)   (65,404)
Net proceeds from (net repayment of) overnight borrowings .       68        807
Common stock options exercised ............................      286         46
Repurchase of common stock ................................     --       (6,075)
Payment of dividends on common stock ......................   (1,221)    (1,225)
                                                            --------    -------
Net cash from financing activities ........................   (7,248)    23,765
                                                            --------    -------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................   29,252     12,982
Cash and cash equivalents, beginning of period ............   35,424     21,196
                                                            --------    -------
Cash and cash equivalents, end of period .................. $ 64,676   $ 34,178
                                                            ========   ========

Supplemental information:
Cash paid for interest                                      $ 17,329   $ 19,655
Cash paid for income taxes                                  $  2,327   $  3,673
Assets acquired through foreclosure                         $  1,976   $    436

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings
Bank (the "Bank"). These consolidated interim financial statements at December
31, 2001, and for the three and six month periods ended December 31, 2001, have not been audited by independent auditors, but reflect, in the opinion of the
Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

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

                                      Three months ended    Six months ended
                                           December 31,        December 31,
                                        2001       2000       2001      2000
                                        ----       ----       ----      ----
Basic EPS:
  Weighted average common shares .   4,439,663  4,483,165  4,430,449  4,558,099
                                     =========  =========  =========  =========
Diluted EPS:
  Weighted average common shares .   4,439,663  4,483,165  4,430,449  4,558,099
  Dilutive effect of stock options     151,991    117,342    169,025    125,739
  Weighted average common and
    incremental shares ...........   4,591,654  4,600,507  4,599,474  4,683,838
                                     =========  =========  =========  =========

4. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three and six month periods ended December 31, 2001 and 2000.

                                                          Three months ended   Six months ended
                                                             December 31,        December 31,
                                                            2001      2000       2001      2000
                                                          -----------------    -----------------
Net Income ...........................................    $2,770     $2,425    $5,124    $4,856
 Other comprehensive income:
   Unrealized holding gains (losses)
     from securities available for sale ..............      (833)       950       220     1,363
   Reclassification adjustment for (gains)
     losses realized in income .......................         -        (52)      (90)      342
   Unrealized gains (losses) from cash flow hedge ....       125          -      (330)        -
                                                          -----------------    -----------------
Net unrealized gains (losses) ........................      (708)       898      (200)    1,705
Tax effect ...........................................       283       (359)       90      (682)
                                                          -----------------    -----------------
 Other comprehensive income, net of tax ..............      (425)       539      (120)    1,023
                                                          -----------------    -----------------
Comprehensive Income .................................    $2,345     $2,964    $5,014    $5,879
                                                          =================    =================

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

Home Federal Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of Home Federal Savings Bank (the
"Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 17 full service banking branches and one commercial loan origination office in Indianapolis.

RESULTS OF OPERATIONS:
Quarter Ended December 31, 2001 Compared to Quarter Ended December 31, 2000

General
The Company reported net income of $2,770,000 for the quarter ended December 31,
2001, compared to $2,425,000 for the quarter ended December 31, 2000, an increase of $345,000 or 14.2%. Basic earnings per common share for the current quarter were $0.62 compared to $0.54 for the quarter ended December 31, 2000.
Diluted earnings per common share were $0.61 for the quarter ended December 31,
2001 compared to $0.53 for the quarter ended December 31, 2000.

Net Interest Income
Net interest income before provision for loan losses increased by $231,000 or
3.7% for the quarter ended December 31, 2001, compared to the quarter ended
December 31, 2000. This increase was due to a 12 basis point increase in the net interest spread in the current quarter, as the interest rates paid on interest bearing liabilities decreased 126 basis points which exceeded the decline in interest rates earned on interest earning assets which decreased 114 basis points.

The provision for loan losses increased $60,000 for the quarter ended December
31, 2001 compared to the quarter ended December 31, 2000. At December 31, 2001, the loan loss allowance covered 63% of non-performing loans, real estate owned and other repossessed assets. It is management's policy to maintain an allowance for estimated losses on loans based on among other matters, the estimated net realizable value of the underlying collateral, as applicable, economic conditions, historical loan loss experience and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations. Based on management's analysis at December 31, 2001, the allowance balance appears adequate.

Quarter ending December 31: (in thousands)              2001        2000
------------------------------------------              ----        ----
Allowance beginning balance .......................   $ 5,820     $ 5,070
Provision for loan losses .........................       415         355
Charge-offs .......................................      (110)       (190)
Recoveries ........................................        19          23
---------------------------------------------------   -------     -------
Loan Loss Allowance ...............................   $ 6,144     $ 5,258
                                                      =======     =======

Allowance to Total Loans ..........................       .92%       .77%
Allowance to Nonperforming Assets .................        63%        94%

Interest Income
Total interest income for the three-month period ended December 31, 2001, decreased $2,201,000, or 13.3%, over the same period of the prior year. This decrease is primarily the result of a 114 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended
December 31, 2001 as compared to the quarter ended December 31, 2000. The weighted average interest rate earned on interest earning assets declined because market rates in general declined, causing adjustable rate assets to automatically reprice to lower rates. Additionally, many fixed rate loans refinanced into lower rate loans.

Interest Expense
Total interest expense for the three-month period ended December 31, 2001 decreased $2,432,000, or 23.6%, as compared to the same period a year ago. The factors that caused the decrease in interest expense mirror the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined 126 basis points in the quarter ended December 31, 2001 as compared to the quarter ended December 31, 2000.

Other Income
Total other income for the three-month period ended December 31, 2001, increased
$1,594,000 or 73.9% over the same period a year ago. This increase was primarily the result of an increase of $1,660,000 from the gain on sale of loans. The lower loan rates experienced in the quarter ended December 31, 2001 resulted in increased refinancing activity, causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans.

Other Expenses
Total other expenses for the three-month period ended December 31, 2001, increased $1,113,000 or 26.7% over the same period ended December 31, 2000. This increase is partially due to increases in the Bank's miscellaneous expense of
$528,000. The Bank's increase in miscellaneous expenses reflects expenses associated with the Bank's third party processor change of approximately
$248,000, as well as expenses of $60,000 related to the Bank's charter conversion from a federal savings bank charter to a state commercial bank charter. In addition to miscellaneous expense increases, the Bank recorded an increase of $320,000 or 13.9% in personnel expense for the quarter ended
December 31, 2001 compared to the quarter ended December 31, 2000. The personnel expense increases include increased health insurance costs, funding required for the Bank's pension plan, increased commissions paid to loan officers, reflecting the increased loan activity discussed above, and normal salary increases.
Additional increases of $124,000 occurred in occupancy expenses due to depreciation charges related to new computer software and hardware upgrades, as well as an $113,000 increase in service bureau expense as the Bank paid two months expenses in one month.

Six-months Ended December 31, 2001 Compared to Six-months Ended December 31,
2000:

General
The Company reported net income of $5,134,000, or $1.12 per dilutive common share, for the six-months ended December 31, 2001, compared to $4,856,000, or
$1.04 per dilutive common share, for the same period a year ago, an increase of
$278,000 or a 7.7% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses remained relatively constant increasing $20,000 for the six-month period ended December 31, 2001, compared to the same period ended December 31, 2000.

The change to the loan loss allowance for the six-month period ended December
31, 2001 is as follows:

Six months ending December 31: (in thousands)     2001        2000
---------------------------------------------     ----        ----
Allowance beginning balance ..................  $ 5,690     $ 4,949
Provision for loan losses ...................       721         570
Charge-offs .................................      (299)       (301)
Recoveries ..................................        32          40
                                                -------     -------
Loan Loss Allowance .........................   $ 6,144     $ 5,258
                                                =======     =======

Allowance to Total Loans ...................       .92%        .77%
Allowance to Nonperforming Assets...........        63%         94%

Interest Income
Total interest income for the six-month period ended December 31, 2001 decreased
$3,249,000, compared to the six-month period ended December 31, 2000. The six month period decrease was due to a decrease of 92 basis points on the interest rate earned on interest earning assets.

Interest Expense
Total interest expense for the six-month period ended December 31, 2001 decreased $3,269,000, compared to the six-month period ended December 31, 2000.
Similar to the decrease in interest income, the decrease in interest expense was due to a 90 basis point decrease in the weighted average cost of funds for the six-month period ended December 31, 2001 as compared to the same period ended
December 31, 2000.

Other Income
Total other income for the six-month period ended December 31, 2001 increased
$2,005,000 or 47.8% as compared to the same period one year ago. This increase was primarily the result of an increase in gain on sale of loans of $2,021,000 as discussed in the second quarter results above. An additional increase in other income for the six months ended December 31, 2001 was a $432,000 increase in the gain on sale of securities, which was the result of a $342,000 loss incurred in the six months ended December 31, 2000 due to restructuring the portfolio, compared with a $90,000 gain realized in the six months ended
December 31, 2001.

A factor, which reduced other income, was a $448,000 decrease in income from joint ventures. This decrease was due to various factors including an impairment charge against one of the properties of $171,000, as well as a slow down in sales for other joint venture projects over the two comparative six month periods.

Other Expenses
Total other expenses for the six-month period ended December 31, 2001 increased
$1,519,000 or 18.2%. This increase is a result of the same four factors presented in the second quarter discussion, including a $613,000 increase in miscellaneous expenses, a $557,000 increase in compensation and employee benefits, a $212,000 increase in occupancy expenses and a $173,000 increase in service bureau expenses.

FINANCIAL CONDITION:
Total assets decreased $1,283,000 from June 30, 2001, to December 31, 2001. Cash and cash equivalents increased $29,252,000, while loans receivable, decreased
$29,118,000. These changes were the result of increased refinancing activity that resulted in the Bank selling $104,967,000 of loans in the secondary market.
Additionally, cash from the sale of loans in the secondary market was used to pay back advances from the Federal Home Loan Bank resulting in decreases of
$9,003,000 for the sixth month period ended December 31, 2001.

Shareholders' equity increased $4,079,000 during the same period. Retained earnings increased $5,134,000 from net income and decreased $1,221,000 for dividends paid. Common stock increased $286,000 due to exercises of common stock options. The Company had accumulated other comprehensive income from unrealized gains in its securities available for sale portfolio of $79,000 for the six months ended December 31, 2001. Additionally the Company had an accumulated other comprehensive loss, net of tax from the change in fair value of a cash flow hedge of $199,000 for the same six month period.

At December 31, 2001, the Bank exceeded all current applicable regulatory capital requirements as follows:

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
                                                                                   As "Well Capitalized"
                                                                                       Under Prompt
                                                                  For  Capital      Corrective Action
  (dollars in thousands)                      Actual           Adequacy Purposes       Provisions
--------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount    Ratio      Amount     Ratio
As of  December 31, 2001

   Tangible capital (to total assets)    $81,143    9.41%       $12,936    1.50%      N/A       N/A
   Core capital (to total assets)        $81,143    9.41%       $34,496    4.00%      N/A       N/A
   Total risk-based capital
      (to risk-weighted assets)          $87,287   13.29%       $52,531    8.00%     $65,665    10.00%
   Tier 1 risk-based capital
      (to risk-weighted assets)          $81,143   12.36%        N/A       N/A       $39,399     6.00%
   Tier 1 leverage capital
      (to average assets)                $81,143   10.95%        N/A       N/A       $37,054     5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At December 31, 2001, the Bank had $183,064,000 in such borrowings. Also at December 31, 2001, the
Bank had commitments to fund loan originations of $74,322,000, unused home equity lines of credit of $78,615,000 and unused commercial lines of credit of
$26,168,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Analysis of Financial Condition and Results
        of Operations.
In the opinion of management the results for the quarter ended December 31, 2001 will not be materially different from the results presented on page 13 of the annual report for fiscal year 2001.

Supplemental Data:                              Three Months Ended  Year to Date
                                                   December 31,     December 31,
                                                --------------------------------
                                                 2001    2000      2001    2000
                                                 -----   -----     ----    ----
Weighted average interest rate earned
    on total interest-earning assets ........... 7.28%   8.42%     7.48%   8.40%
Weighted average cost of total
    interest-bearing liabilities ............... 4.04%   5.29%     4.31%   5.21%
Interest rate spread during period ............. 3.25%   3.13%     3.17%   3.19%

Net yield on interest-earning assets
    (net interest income divided by average
    interest-earning assets on annualized basis) 3.29%   3.18%     3.21%   3.25%
Total interest income divided by average
    total assets (on annualized basis) ......... 6.63%   7.78%     6.82%   7.77%
Total interest expense divided by
    average total assets (on annualized basis) . 3.61%   4.80%     3.86%   4.73%
Net interest income divided by average
    total assets (on annualized basis) ......... 2.99%   2.94%     2.93%   3.00%

Return on assets (net income divided by
    average total assets on annualized basis) .. 1.30%   1.11%     1.21%   1.16%
Return on equity (net income divided by
    average total equity on annualized basis) ..15.04%  13.89%    14.07%  14.33%

                                                At December 31,
                                               ----------------
                                                2001      2000
                                                ----      ----

Book value per share outstanding ...........   $17.10    $15.45

Nonperforming Assets:
Loans:  Non-accrual ........................   $6,623    $4,201
   Past due 90 days or more ................        -         -
   Restructured ............................      697       705
                                               ------    ------
Total nonperforming loans ..................    7,320     4,906
Real estate owned, net .....................    2,411       646
Other repossessed assets, net ..............       62        62
                                               ------    ------
Total Nonperforming Assets .................   $9,793    $5,614
                                               ======    ======

Nonperforming assets divided by total assets     1.14%     0.65%
Nonperforming loans divided by total loans .     1.09%     0.72%

Balance in Allowance for Loan Losses .......   $6,144    $5,258

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

1. Election of the following director nominees:     For     Votes Withheld
                                                    ---     --------------
John T. Beatty ...............................   3,826,791      86,108
(three year term)
Harold Force .................................   3,826,791      86,108
(three year term)
Gregory J. Pence..............................   3,825,731      87,169
(three year term)

                                                    For     Against   Abstain
                                                    ---     -------   -------
2. Approval and ratification of
    Home Federal Bancorp 2001
    Stock Option Plan.........................   2,320,846  757,669    34,283

Item 5.  Other information

Effective December 31, 2001 Home Federal Savings Bank of Seymour Indiana became an Indiana State Chartered Commercial Bank. Home Federal Bancorp became a financial holding company regulated by the Federal Reserve Board. The Bank also moved its home office designation to Columbus, Indiana and became a member of the Chicago Federal Reserve Bank.

Item 6.  Exhibits and Reports on Form 8-K

N/A

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                   Home Federal Bancorp

DATE:   February 12, 2002          /S/ Lawrence E. Welker
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer