Form 10-Q
period 2002-03-31
HOME FEDERAL BANCORP
filed 2002-05-15
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended March 31, 2002

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

                                                           YES  X   NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002:

          Common Stock, no par value - 4,359,465 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

    PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

               Consolidated Balance Sheets
                  (unaudited) ...........................................   3
               Consolidated Statements of Income
                  (unaudited) ...........................................   4
               Consolidated Statements of Cash Flows
                  (unaudited) ...........................................   5
               Notes to Consolidated Financial
                  Statements (unaudited) ................................   6

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   8
        Forward Looking Statements ......................................   8
        Critical Accounting Policies.....................................   8

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................  13

PART II. OTHER INFORMATION

 HOME FEDERAL BANCORP
 CONSOLIDATED BALANCE SHEETS
 (in thousands)
 (unaudited)

                                                       March 31,    June 30,
                                                         2002        2001
 ASSETS:                                               ---------   ---------
Cash ...............................................  $   22,389   $  25,814
Interest-bearing deposits ..........................      32,875       9,610
                                                       ---------   ---------
  Total cash and cash equivalents ..................      55,264      35,424
                                                       ---------   ---------
Securities available for sale at fair value
  (amortized cost $111,092 and $79,826) ............     111,203      80,316
Securities held to maturity
  (fair value $3,924 and $7,409) ...................       3,825       7,296
Loans held for sale
  (fair value $6,423 and $12,518) .................        6,372      12,383
Loans receivable, net of allowance
   for loan losses of $6,364 and $5,690 ............     623,447     674,552
Investments in joint ventures ......................       8,754      10,075
Federal Home Loan Bank stock .......................       9,965       9,866
Accrued interest receivable, net ...................       4,312       5,213
Premises and equipment, net ........................      12,251      11,915
Real estate owned ..................................       2,009       1,298
Prepaid expenses and other assets ..................       5,486       4,386
Cash surrender value of life insurance .............       9,661       9,274
Goodwill ...........................................       1,395       1,395
                                                       ---------   ---------

   TOTAL ASSETS ....................................  $  853,944   $ 863,393
                                                       =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ...........................................  $  572,742   $ 576,543
Advances from Federal Home Loan Bank ...............     182,145     192,067
Senior debt ........................................      11,200      11,200
Other borrowings ...................................       4,324       4,341
Advance payments by borrowers
  for taxes and insurance ..........................         672         441
Accrued expenses and other liabilities .............       7,297       6,757
                                                       ---------   ---------
   Total liabilities ...............................     778,380     791,349
                                                       ---------   ---------
Shareholders' equity:
 No par preferred stock;
     Authorized:  2,000,000 shares
  Issued and outstanding:
     None
 No par common stock;
     Authorized:  15,000,000 shares
  Issued and outstanding: ..........................       8,500       8,033
     4,367,715 shares at March 31, 2002
     4,415,704 shares at June 30, 2001
 Retained earnings, restricted .....................      67,185      63,787
Accumulated other comprehensive income, net of taxes        (121)        224
                                                       ---------   ---------
   Total shareholders' equity ......................      75,564      72,044
                                                       ---------   ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ......  $  853,944   $ 863,393
                                                       =========   =========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                       Three Months Ended      Nine Months Ended
                                                                       March 31,                March 31,
                                                                ---------------------   ---------------------
Interest income:                                                    2002        2001        2002        2001
                                                                ---------   ---------   ---------   ---------
 Loans receivable ..........................................  $    11,726  $   14,521  $   38,423  $   43,384
 Securities available for sale and held to maturity ........        1,409       1,584       3,936       5,233
 Other interest income .....................................          155         176         469         451
                                                                ---------   ---------   ---------   ---------
Total interest income ......................................       13,290      16,281      42,828      49,068
                                                                ---------   ---------   ---------   ---------

Interest expense:
 Deposits ..................................................        4,048       6,745      14,765      20,389
 Advances and borrowings ...................................        2,898       3,227       9,028       9,699
                                                                ---------   ---------   ---------   ---------
Total interest expense .....................................        6,946       9,972      23,793      30,088
                                                                ---------   ---------   ---------   ---------

Net interest income ........................................        6,344       6,309      19,035      18,980
Provision for loan losses ..................................          509         409       1,230         979
                                                                ---------   ---------   ---------   ---------
Net interest income after provision for loan losses ........        5,835       5,900      17,805      18,001
                                                                ---------   ---------   ---------   ---------

Other income:
 Gain on sale of loans .....................................        1,018         403       3,821       1,185
 Gain(loss) on sale of securities ..........................            2         146          92        (196)
 Income (loss) from joint ventures .........................          509         181         614         734
 Insurance, annuity income, other fees .....................          378         294         994         847
 Service fees on NOW accounts ..............................          489         533       1,646       1,709
 Net gain (loss) on real estate owned and repossessed assets          193          (3)        215          99
 Loan servicing income .....................................          412         137         793         540
 Miscellaneous .............................................          511         484       1,534       1,449
                                                                ---------   ---------   ---------   ---------
Total other income .........................................        3,512       2,175       9,709       6,367
                                                                ---------   ---------   ---------   ---------

Other expenses:
 Compensation and employee benefits ........................        2,858       2,306       7,933       6,824
 Occupancy and equipment ...................................          704         636       2,145       1,865
 Service bureau expense ....................................          205         264         789         675
 Federal insurance premium .................................           26          28          79          86
 Marketing .................................................          137         129         423         396
 Goodwill amortization .....................................            -          26           -          76
 Miscellaneous .............................................        1,228         898       3,657       2,714
                                                                ---------   ---------   ---------   ---------
Total other expenses .......................................        5,158       4,287      15,026      12,636
                                                                ---------   ---------   ---------   ---------

Income before income taxes .................................        4,189       3,788      12,488      11,732
Income tax provision .......................................        1,596       1,461       4,761       4,549
                                                                ---------   ---------   ---------   ---------
Net Income .................................................  $     2,593  $    2,327  $    7,727  $    7,183
                                                                =========   =========   =========   =========

Basic earnings per common share ............................  $      0.59  $     0.53  $     1.74  $     1.59
Diluted earnings per common share ..........................  $      0.56  $     0.51  $     1.68  $     1.55

Basic weighted average number of shares ....................    4,431,575   4,409,022   4,430,819   4,509,132
Dilutive weighted average number of shares .................    4,624,157   4,567,629   4,605,537   4,642,331
Dividends per share ........................................  $     0.150  $    0.138  $    0.425  $    0.413

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)                                                  NINE MONTHS ENDED
                                                                 March 31,
                                                           ---------------------
                                                              2002        2001
                                                           ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................ $ 7,727     $ 7,183
Adjustments to reconcile net income to net cash
  from operating activities:
  Accretion of discounts, amortization and depreciation ...     560         569
  Provision for loan losses ...............................   1,230         979
  Net gain from sale of loans .............................  (3,821)     (1,185)
  Net (gain)/loss from sale of investment securities ......     (92)        196
  Net (gain)/loss from joint ventures; real estate owned ..    (828)       (833)
  Loan fees deferred (recognized), net ....................      30         (73)
  Proceeds from sale of loans held for sale ............... 220,558      73,246
  Origination of loans held for sale ......................(210,726)    (79,136)
  Increase (decrease)  in accrued interest and other assets  (4,101)        516
  Increase (decrease) in other liabilities ................     647       2,113
                                                           ---------   ---------
Net cash from operating activities ........................  11,184       3,575
                                                           ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ...............  53,449     (20,043)
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity .......................   1,484       1,038
        Securities available for sale .....................  20,961       5,672
     Sales of:
        Securities available for sale .....................  20,237      73,471
        Real estate owned and other asset sales ...........   3,803       1,334
Purchases of:
     Loans ................................................  (3,604)     (7,621)
     Securities available for sale ........................ (70,444)    (60,794)
     Securities held to maturity ..........................       -        (910)
     Federal Home Loan Bank stock .........................     (99)       (824)
Investment in joint ventures ..............................   1,935           -
Acquisition of property and equipment .....................  (1,464)     (3,314)
                                                           ---------   ---------
Net cash from investing activities ........................  26,258     (11,991)
                                                           ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net Increase (decrease) in deposits .......................  (3,801)      6,173
Proceeds from advances from FHLB ..........................  27,400      97,400
Repayment from advances of FHLB ........................... (37,322)    (81,813)
Proceeds from senior debt..................................       -       5,500
Repayment of senior debt...................................       -        (505)
Net proceeds from (net repayment of) overnight borrowings .     (17)      2,272
Common stock options exercised ............................     654         125
Repurchase of common stock ................................  (2,639)     (6,075)
Payment of dividends on common stock ......................  (1,877)     (1,831)
                                                           ---------   ---------
Net cash from financing activities ........................ (17,602)     21,246
                                                           ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................  19,840      12,830
Cash and cash equivalents, beginning of period ............  35,424      21,196
                                                           ---------   ---------
Cash and cash equivalents, end of period ..................$ 55,264    $ 34,026
                                                           =========   =========

Supplemental information:
Cash paid for interest                                     $ 24,248    $ 29,575
Cash paid for income taxes                                 $  4,153    $  5,313
Assets acquired through foreclosure                        $  3,508    $    624

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiary, Home Federal Savings
Bank (the "Bank"). These consolidated interim financial statements at March 31,
2002, and for the three and nine month periods ended March 31, 2002, have not been audited by independent auditors, but reflect, in the opinion of the
Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2.  Reclassifications
Certain items in the financial statements of previous periods have been reclassified to conform to the current period presentation.

3. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                    Three months ended       Nine months ended
                                        March 31,              March 31,
                                   ---------------------   ---------------------
                                     2002         2001       2002        2001
                                     ----         ----       ----        ----
Basic EPS:
  Weighted average common shares . 4,431,575   4,409,022   4,430,819   4,509,132
                                   =========   =========   =========   =========
Diluted EPS:
  Weighted average common shares . 4,431,575   4,409,022   4,430,819   4,509,132
  Dilutive effect of stock options   192,582     158,607     174,718     133,199
  Weighted average common and
  incremental shares ............. 4,624,157   4,567,629   4,605,537   4,642,331
                                   =========   =========   =========   =========

4. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three and nine month periods ended March 31, 2002 and 2001.

                                                         Three months ended   Nine months ended
                                                              March 31,          March 31,
                                                              ---------          --------
                                                            2002      2001      2002    2001
                                                          -----------------  ----------------
Net Income ...........................................    $ 2,593  $ 2,327   $ 7,727  $ 7,183
 Other comprehensive income:
   Unrealized holding gains (losses)
     from securities available for sale ..............       (497)     999      (277)   2,362
   Reclassification adjustment for (gains)
     losses realized in income .......................         (2)    (146)      (92)     196
   Unrealized gains (losses) from cash flow hedge ....        124     (205)     (206)    (205)
                                                          -----------------  ----------------
Net unrealized gains (losses) ........................       (375)     648      (575)   2,353
Tax effect ...........................................        150     (259)      230     (941)
                                                          -----------------  ----------------
 Other comprehensive income, net of tax ..............       (225)     389      (345)   1,412
                                                          -----------------  ----------------
Comprehensive Income .................................    $ 2,368  $ 2,716   $ 7,382  $ 8,595
                                                          =================  ================

5. Segment Reporting
Management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one reportable segment. Management considers parent company activity to represent an overhead function rather than an operating segment. The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenue.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 20 through 22 of the annual report for fiscal year 2001. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that it's critical accounting policies include determining the allowance for loan losses,
("ALL"), and the valuation of mortgage servicing rights, ("MSR's").

Allowance for loan losses
The ALL is a significant estimate that can and does change based on management's assumptions about specific borrowers and applicable economic and environmental conditions, among other factors. Management reviews the adequacy of the ALL on at least a quarterly basis. This review is based on four components: specific identified risks or anticipated losses in individual loans, a percentage factor based on the type of loan and the risk rating assigned to the credit, growth or shrinkage in the overall portfolio and managements' analysis of overall economic conditions such as employment, bankruptcy trends, property value changes and changes in delinquency levels.

Credits are evaluated individually based on degree of delinquency and/or identified risk ratings of special mention or worse. Credits with delinquency levels of less than 60 days and risk ratings of satisfactory/monitor or better, are reviewed in aggregate. Percentage factors applied to individual credits are based on risk rating, the type of credit and estimated potential losses in the event liquidation becomes necessary. Percentage factors applied to loans reviewed in aggregate are based solely on the type of credit. Anticipated losses on other real estate owned are recognized immediately upon recording the asset.

The ALL also includes a component based on management's assumptions of changes in risk in non-quantifiable areas such as market conditions, property values, employment conditions and perceived changes in overall portfolio quality due to changes in concentration, underwriting changes and both national and regional trends.

External factors such as increases in unemployment, regional softness in property values, increasing national numbers in bankruptcy, unsecured delinquency and charge offs and internal factors such as the continuing increase in the commercial loan portfolio may result in larger losses in current economic conditions.

Changes in loan concentration, delinquency and portfolio are addressed through the variation in percentages used in calculating the reserve for various types of credit as well as individual review of "high risk" credits and large loans.

Valuation of Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights based on the relative fair values of each. MSR's are
subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2002 and June 30,
2001, MSR's had carrying values of $2,517,000 and $1,617,000, respectively.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001:

General
The Company reported net income of $2,593,000 for the quarter ended March 31,
2002, compared to $2,327,000 for the quarter ended March 31, 2001, an increase of $266,000 or 11.4%. Basic earnings per common share for the current quarter were $0.59 compared to $0.53 for the quarter ended March 31, 2001. Diluted earnings per common share were $0.56 for the quarter ended March 31, 2002 compared to $0.51 for the quarter ended March 31, 2001.

Net Interest Income
Net interest income before provision for loan losses increased by $35,000 or
0.6% for the quarter ended March 31, 2002, compared to the quarter ended March
31, 2001. This increase was due to a combination of factors, including a 7 basis point increase in the net interest margin to average interest earning assets.
Additionally, the ratio of interest earning assets to interest bearing liabilities increased slightly, due to the decrease in average balances for interest bearing liabilities of $12,337,000 exceeding the decrease of
$12,127,000 in average balances of interest earning assets.

The provision for loan losses increased $100,000 for the quarter ended March 31,
2002, compared to the quarter ended March 31, 2001. At March 31, 2002, the loan loss allowance covered 79% of non-performing loans, real estate owned and other repossessed assets. It is management's policy to maintain an allowance for estimated losses on loans based on among other matters, specific identified risks or anticipated losses in individual loans, economic conditions, historical loan loss experience and other factors that are particularly susceptible to changes that could result in a material adjustment in the near term. While management endeavors to use the best information available in making its evaluations, future allowance adjustments may be necessary if economic conditions change substantially from the assumptions used in making the evaluations.

Quarter ending March 31: (in thousands)                  2002        2001
---------------------------------------                  ----        ----
Allowance beginning balance ........................   $ 6,144     $ 5,258
Provision for loan losses ..........................       509         409
Charge-offs ........................................      (310)       (141)
Recoveries .........................................        21          15
----------------------------------------------------   -------     -------
Loan Loss Allowance ................................   $ 6,364     $ 5,541
                                                       =======     =======

Allowance to Total Loans ...........................       .94%       .78%
Allowance to Nonperforming Assets ..................        79%        75%

Interest Income
Total interest income for the three-month period ended March 31, 2002, decreased
$2,991,000, or 18.4%, over the same period of the prior year. This decrease is primarily the result of a 141 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended March 31,
2002 as compared to the quarter ended March 31, 2001. The weighted average interest rate earned on interest earning assets declined because market rates in general declined. This decline is reflected in the quarterly average of the one-year constant maturity treasury rate, which fell 50.0% from 4.6%, for the quarter ended March 31, 2001, to 2.3%, for the quarter ended March 31, 2002.
This decrease in rates caused adjustable rate assets to automatically reprice to lower rates. Additionally, fixed rate loans refinanced into lower rate loans.

Interest Expense
Total interest expense for the three-month period ended March 31, 2002 decreased
$3,026,000, or 30.3%, as compared to the same period a year ago. The factor that caused the decrease in interest expense mirrors the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined
152 basis points in the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001.

Other Income
Total other income for the three-month period ended March 31, 2002, increased
$1,337,000 or 61.5% over the same period a year ago. This increase was primarily the result of an increase of $615,000 from the gain on sale of loans. The Bank's average rate on sold loans for the quarters ended March 31, 2002 and March 31,
2001 were 6.8% and 7.4%, respectively. The lower loan rates experienced in the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001 resulted in increased refinancing activity, causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans.

Another factor increasing other income is a $275,000 increase in servicing income for the quarter ended March 31, 2002, as compared to the quarter ended
March 31, 2001. In the quarter ended March 31, 2001 the average rate on sold loans declined to 7.41% from an average rate on sold loans of 8.24% for the previous quarter ended December 31, 2000. This declining rate scenario as well as other factors discussed earlier, increasing prepayment speeds, etc. resulted in a $160,000 impairment charge.

The rate scenario was reversed in the quarter ended March 31, 2002. In the quarter ended March 31, 2002 the average rate on sold loans increased to 6.8%
from an average rate on sold loans of 6.6% for the quarter ended December 31,
2001. The increasing rate scenario of the current quarter, as well as other factors, resulted in a reduction of the required impairment allowance, increasing the Bank's loan servicing income by $156,000 for the quarter ended
March 31, 2002.

Additionally, income from joint ventures increased $328,000 for the three months ended March 31, 2002, as compared to the three months ended March 2001. This increase was possible due primarily to a favorable rezoning of the property, to a planned unit development, which increased the value of the property associated with the joint venture, which in turn increased the income derived from sales associated with this joint venture.

Net gain on real estate owned and repossessed assets increased $196,000 for the third quarter of fiscal 2002 as compared to fiscal 2001. This increase resulted from sales of real estate owned and repossessed assets increasing to $2,847,000 for the quarter ended March 31, 2002, as compared to sales of $286,000 for the quarter ended March 31, 2001.

A factor reducing other income for the three months ended March 31, 2002, was a
$144,000 decrease in the gain on sale of securities, which was the result of a
$146,000 gains incurred in the three months ended March 31, 2001, due to restructuring the portfolio, compared with a $2,000 gain realized in the three months ended March 31, 2002.

Other Expenses
Total other expenses for the three-month period ended March 31, 2002, increased
$871,000 or 20.3% over the same period ended March 31, 2001. This increase is primarily due to increases in two categories, compensation and employee benefits and miscellaneous expenses. An increase of $552,000 in compensation and employee benefits for the two comparative quarters was the result of several factors.
These factors included increased health insurance costs, increased funding required for the Bank's pension plan, increased commissions paid to loan officers, reflecting the increased loan activity discussed above, and normal salary increases. The increases in miscellaneous expense of $330,000 was due primarily to $227,000 of expenses associated with taxes, repairs, maintenance and improvement of various real estate owned properties to place them in a condition for sale. Various other categories resulted in small increases to miscellaneous expenses including communication expense, postage expense and office supplies.

Nine-months Ended March 31, 2002 Compared to Nine-months Ended March 31, 2001:

General
The Company reported net income of $7,727,000, or $1.68 per dilutive common share, for the nine-months ended March 31, 2002, compared to $7,183,000, or
$1.55 per dilutive common share, for the same period a year ago, an increase of
$544,000 or a 8.4% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses remained relatively constant increasing $55,000 for the nine-month period ended March 31, 2002, compared to the same period ended March 31, 2001.

The change to the loan loss allowance for the nine-month period ended March 31, is as follows:

Nine-months ending March 31: (in thousands)     2002        2001
-------------------------------------------     ----        ----
Allowance beginning balance ...............  $ 5,690     $ 4,949
Provision for loan losses .................    1,230         979
Charge-offs ...............................     (609)       (443)
Recoveries ................................       53          56
                                             -------     -------
Loan Loss Allowance .......................  $ 6,364     $ 5,541
                                             =======     =======

Allowance to Total Loans ..................     .94%        .78%
Allowance to Nonperforming Assets..........      79%         75%

Interest Income
Total interest income for the nine-month period ended March 31, 2002, decreased
$6,240,000, compared to the nine-month period ended March 31, 2001. The decrease was due to a decrease of 108 basis points on the interest rate earned on interest earning assets, as well as a $2,266,000 decline in the average balances of interest earning assets.

Interest Expense
Total interest expense for the nine-month period ended March 31, 2002, decreased
$6,295,000, compared to the nine-month period ended March 31, 2001. Similar to the decrease in interest income, the decrease in interest expense was due to a
110 basis point decrease in the weighted average cost of funds for the nine-month period ended March 31, 2002, as compared to the same period ended
March 31, 2001, as well as a $2,706,000 decline in the average balances of interest bearing liabilities.

Other Income
Total other income for the nine-month period ended March 31, 2002, increased
$3,342,000 or 52.5% as compared to the same period one year ago. This increase was primarily the result of an increase in gain on sale of loans of $2,636,000 as discussed in the third quarter results above. Other increases, which mirrored the quarterly results, included an increase of $253,000 in loan servicing income and an $116,000 increase in the net gain on real estate owned and repossessed assets.

An additional increase in other income for the nine months ended March 31, 2002, was a $288,000 increase in the gain on sale of securities, which was the result of a $196,000 loss incurred in the nine months ended March 31, 2001, due to restructuring the portfolio, compared with a $92,000 gain realized in the nine months ended March 31, 2002. Another factor increasing other income for the nine months ended March 31, 2002 compared to the nine months ended March 31, 2001, is the $147,000 gain in insurance, annuity income, and other fees. This increase in income came primarily from the commissions earned on brokerage sales which increased $150,000 over the previous nine month period.

A factor, which reduced other income, was a $120,000 decrease in income from joint ventures. This decrease was due to various factors including an impairment charge against one of the properties of $171,000, recorded in the first quarter, as well as a slow down in sales for 4 of the 5 active real estate development joint venture projects over the two comparative nine month periods.

Other Expenses
Total other expenses for the nine-month period ended March 31, 2002, increased
$2,390,000 or 18.9%. This increase includes a $1,109,000 increase in compensation and employee benefits that is the result of the same factors presented in the third quarter discussion. Additional categories that increased other expenses include occupancy and equipment, service bureau expense and miscellaneous expenses. These three categories increases are due primarily to the Bank's change of its third party data processor. Occupancy and equipment expenses increased $280,000 or 15.0% for the ninth month period ended March 31,
2002, as compared to the nine-month period ended March 31, 2001. These increases reflect increased expenses connected with rising depreciation costs associated with equipment and software purchases for the third party data processing change. The increase in service bureau expense of $114,000 or 16.9% is also attributable to the third party data processing change. Miscellaneous increases of $943,000 or 34.8% include $226,000 of expenses related to real estate owned, iterated in the quarterly discussion. Additional increases to miscellaneous expenses include $197,000 of one time charges related to the data processing conversion as well as $311,000 of expenses associated with increases in postage, office supplies and communications charges, resulting from process changes associated with the data processing conversion. An increase of $60,000 to miscellaneous expenses is related to the Bank's charter conversion from a federal savings bank charter to a state commercial bank charter.

FINANCIAL CONDITION:
Total assets decreased $9,449,000 from June 30, 2001, to March 31, 2002. Cash and cash equivalents increased $19,840,000. Securities available for sale increased $30,887,000, while loans receivable, decreased $51,105,000. These changes were the result of increased refinancing activity that resulted in the
Bank selling $200,553,000 of loans in the secondary market during the first nine months of fiscal 2002. Additionally, cash from the sale of loans in the secondary market was used to pay back advances from the Federal Home Loan Bank resulting in decreases of $9,922,000 for the nine month period ended March 31,
2002.

Shareholders' equity increased $3,520,000 during the same period. Retained earnings increased $7,727,000 from net income and decreased $1,877,000 for dividends paid and $2,452,000 from the repurchase of 125,000 shares of the company's stock. Common stock increased $654,000 due to exercises of common stock options and decreased $187,000 from the repurchase of Company stock. The
Company had accumulated other comprehensive income from unrealized gains in its securities available for sale portfolio of $73,000 for the nine months ended
March 31, 2002. Additionally, the Company had an accumulated other comprehensive loss, net of tax, from the change in fair value of a cash flow hedge of $194,000 for the same nine month period.

At March 31, 2002, the Bank exceeded all current applicable regulatory capital requirements as follows:

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
                                                                                   As "Well Capitalized"
                                                                                       Under Prompt
                                                                  For  Capital      Corrective Action
  (dollars in thousands)                      Actual           Adequacy Purposes       Provisions
--------------------------------------------------------------------------------------------------------
                                         Amount    Ratio        Amount    Ratio      Amount     Ratio
As of  March 31, 2002

  Tangible capital (to total assets)     $82,562    9.67%       $12,811   1.50%       N/A        N/A
  Core capital (to total assets)         $82,562    9.67%       $34,163   4.00%       N/A        N/A
  Total risk-based capital
     (to risk-weighted assets)           $88,926   13.78%       $51,611   8.00%      $64,513    10.00%
  Tier 1 risk-based capital
     (to risk-weighted assets)           $82,562   12.80%        N/A      N/A        $38,708     6.00%
  Tier 1 leverage capital
     (to average assets)                 $82,562    9.31%        N/A      N/A        $44,347     5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2002, the Bank had $182,145,000 in such borrowings. Also at March 31, 2002, the Bank had commitments to fund loan originations of $25,596,000, unused home equity lines of credit of $79,700,000 and unused commercial lines of credit of
$23,712,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Analysis of Financial Condition and
           Results of Operations.

In the opinion of management the results for the quarter ended March 31, 2002 will not be materially different from the results presented on page 13 of the annual report for fiscal year 2001.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other information

N/A

Item 6.  Exhibits and Reports on Form 8-K

On March 27, 2002, Home Federal Bancorp of Columbus, Indiana filed form 8K, relating to a press release issued on the same date, concerning the approval by the Board of Directors to pursue a stock buy back of up to 5% of its stock traded on NASDAQ under the symbol HOMF.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                 Home Federal Bancorp

DATE:   May 14, 2002             /S/ Lawrence E. Welker
                                 Lawrence E. Welker, Executive Vice President,
                                 Treasurer, and Chief Financial Officer

