Form 10-K
period 2002-06-30
HOME FEDERAL BANCORP
filed 2002-09-27
CIK 867493

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

     [x] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended June 30, 2002

                                       or

     [ ] Transition report pursuant to Section 13 or 15(d) or the Securities
         Exchange Act of 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item
     405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of September 11, 2002, was $88.8 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of September 11, 2002, was 4,287,008 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended June 30, 2002, are incorporated into Part II. Portions of the Proxy Statement for the 2002 annual meeting of shareholders are incorporated into Part I and Part III.

                            Exhibit Index on Page 38
                               Page 2 of 54 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

Item 5.    Market for Registrant's Common Equity and Related
            Stockholder Matters...........................................   31

Item 6.    Selected Financial Data........................................   33

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.....................................   33

Item 7.A   Quantitative and Qualitative Disclosures About Market Risk.....   33

Item 8.    Financial Statements and Supplementary Data....................   33

Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure......................................   33

Item 10.   Directors and Executive Officers of the Registrant.............   33

Item 11.   Executive Compensation.........................................   33

Item 12.   Security Ownership of Certain Beneficial Owners and Management

Item 15.   Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K.......................................................   34

SIGNATURES................................................................   35

                                 FORWARD LOOKING STATEMENTS

     This Annual Report on Form 10-K ("Form 10-K") contains statements, which constitute forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the financial condition of the issuers of the Company's investments and borrowers, changes in the economic condition of the Company's market area, increases in compensation and employee expenses or unanticipated results in pending legal proceedings.

                                     PART I

Item 1.  Business

General

     Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized as a bank holding company authorized to engage in activities permissible for a financial holding company. The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Home Federal
Savings Bank ("Home Federal" or the "Bank" or "HFSB").

     Home Federal began operations in Seymour, Indiana under the name New
Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On
November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January
14, 1988, Home Federal converted to stock form and on March 1, 1993, Home
Federal reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal. On December 31, 2001 Home Federal completed a charter conversion to an Indiana commercial bank, which is a member of the
Federal Reserve System. Home Federal currently provides services through its main office at 501 Washington Street in Columbus, Indiana, seventeen full service branches located in south central Indiana, a loan production office located in greater Indianapolis and the STAR network of automated teller machines at fifteen locations in Seymour, Columbus, North Vernon, Salem,
Madison, Bloomington, Edinburgh, Shelbyville and Batesville. Online banking and telephone banking are also available to Home Federal Savings Bank customers. As a result, Home Federal serves primarily Bartholomew, Jackson, Jefferson,
Jennings, Scott, Ripley, Decatur, Monroe, Marion and Washington Counties in
Indiana. Home Federal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

     Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services. Home Federal directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial community banking services. These services include: (i)
residential and commercial real estate loans; (ii) NOW checking accounts; (iii)
regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii)
business credit cards; (viii) annuity and life insurance products; (ix)
Individual Retirement Accounts and Keogh plans; (x) commercial loans; (xi) trust services: and (xii) commercial demand deposit accounts.

     Home Federal's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. These loans are generally secured by first mortgages on the property. Virtually all of the real estate loans originated by Home
Federal are secured by properties located in Indiana, although Home Federal has authority to make or purchase real estate loans throughout the United States. In addition, Home Federal makes secured and unsecured consumer related loans
(including consumer auto loans, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At June 30, 2002, approximately 19.1% of its loans were consumer-related loans and 26.2% of its loans were commercial mortgage and multi-family loans. Home Federal also makes construction loans, which constituted 8.3% of Home Federal's loans at June 30, 2002. Finally, Home Federal makes commercial loans, which constituted 13.1% of its loans at June 30, 2002.

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

                                                                                       At June 30,
                                          ---------------------------------------------------------------------------------------------------
                                                 2002                 2001                2000                1999                 1998
                                            Amount   Percent     Amount   Percent    Amount   Percent    Amount  Percent   Amount    Percent
TYPE OF LOAN
---------------------------------------------------------------------------------------------------------------------------------------------
First mortgage loans:                                                                                       (Dollars in Thousands)
  One-to-four family residential loans .   $214,565    32.6%    $270,124    38.2%   $282,555    41.3%   $248,846    41.0%   $268,133    43.6%
  Commercial and multi-family ..........    172,495    26.2%     153,169    21.6%    102,974    15.1%    107,908    17.8%     97,469    15.8%
  Loans on property under construction .     54,639     8.3%      67,789     9.6%     89,248    13.0%     65,997    10.9%     77,227    12.5%
  Loans on unimproved acreage ..........      4,712     0.7%       5,017     0.7%     17,440     2.5%     11,611     1.9%      4,664     0.8%
Second mortgage, home equity ...........     85,819    13.0%      94,140    13.3%     85,300    12.5%     68,873    11.3%     65,321    10.6%
Commercial loans .......................     86,435    13.1%      74,687    10.5%     60,948     8.9%     56,956     9.4%     50,890     8.3%
Consumer loans .........................      4,535     0.7%       5,864     0.8%      9,446     1.4%      9,250     1.5%     10,347     1.7%
Auto loans .............................     25,355     3.9%      25,852     3.6%     22,587     3.3%     21,764     3.6%     23,194     3.8%
Mobile home loans ......................      6,625     1.0%       8,308     1.2%      9,963     1.5%     12,048     2.0%     14,349     2.3%
Savings accounts loans .................      3,092     0.5%       3,738     0.5%      3,625     0.5%      3,826     0.6%      4,071     0.7%
                                              -----     ---        -----     ---       -----     ---       -----     ---       -----     ---
      Gross loans receivable ...........   $658,272   100.0%    $708,688   100.0%   $684,086   100.0%   $607,079   100.0%   $615,665   100.0%
                                           ========   =====     ========   =====    ========   ======   ========   ======   ========   ======

TYPE OF SECURITY
Residential:
      One-to-four family ...............   $320,256    48.6%    $388,770    55.0%   $409,174    59.9%   $347,049    57.2%   $366,319    59.5%
      Multi-dwelling units .............     29,640     4.5%      34,008     4.8%     32,937     4.8%     30,358     5.0%     19,003     3.1%
Commercial real estate .................    177,622    27.0%     162,444    22.9%    117,966    17.2%    114,217    18.8%    122,828    20.0%
Commercial .............................     86,435    13.1%      74,687    10.5%     60,948     8.9%     56,956     9.4%     50,890     8.3%
Mobile home ............................      6,625     1.0%       8,308     1.2%      9,963     1.5%     12,048     2.0%     14,349     2.3%
Savings account ........................      3,092     0.5%       3,738     0.5%      3,625     0.5%      3,826     0.6%      4,071     0.7%
Auto ...................................     25,355     3.9%      25,852     3.6%     22,587     3.3%     21,764     3.6%     23,194     3.8%
Other consumer .........................      4,535     0.7%       5,864     0.8%      9,446     1.4%      9,250     1.5%     10,347     1.7%
Land acquisition .......................      4,712     0.7%       5,017     0.7%     17,440     2.5%     11,611     1.9%      4,664     0.8%
                                              -----     ---        -----     ---      ------     ---      ------     ---       -----     ---
      Gross loans receivable ...........   $658,272   100.0%    $708,688   100.0%   $684,086   100.0%   $607,079   100.0%   $615,665   100.0%
                                           ========   =====     ========   =====    ========   ======   ========   ======    =======   ======

LOANS RECEIVABLE-NET
Gross loans receivable .................   $658,272   104.2%    $708,688   105.1%   $684,086   104.9%   $607,079   103.4%   $615,665   105.8%
Deduct:
Undisbursed portion of loans in process     (19,498)   -3.1%     (27,999)   -4.2%    (26,628)   -4.1%    (15,285)   -2.6%    (28,691)   -4.9%
Deferred net loan fees .................       (508)   -0.1%        (447)   -0.1%       (502)   -0.1%       (527)   -0.1%       (690)   -0.1%
Allowance for loan losses ..............     (6,451)   -1.0%      (5,690)   -0.8%     (4,949)   -0.8%     (4,349)   -0.7%     (4,243)   -0.7%
Unearned discounts .....................         --     0.0%          --     0.0%         --     0.0%         --     0.0%         (1)    0.0%
Purchase discount ......................         --     0.0%          --     0.0%         --     0.0%         --     0.0%         --     0.0%
                                              -----     ---        -----     ---      ------     ---      ------     ---       -----     ---
     Total loans receivable .............   $631,815   100.0%    $674,552   100.0%   $652,007   100.0%   $586,918   100.0%   $582,040   100.0%
                                           ========   ======    ========   ======   ========   ======   ========   ======   ========   ======

The following  tables  summarize the  contractual  maturities for Home Federal's loan portfolio (including  participations and mortgage-backed  certificates) for the fiscal  periods  indicated  and the interest rate  sensitivity  of loans due after one year:

                              Balance                          Maturities in Fiscal
                            Outstanding                                      2006       2008      2013      2017
                            At June 30,                                       to         to        to       and
                               2002         2003       2004       2005       2007       2012      2017   thereafter
                               ----         ----       ----       ----       ----       ----      ----   ----------

                                                                 (In Thousands)

Real estate ..............   $391,772   $  7,984   $  2,417   $  2,451   $ 13,387   $110,519   $ 63,087   $191,927
      Mortgage-backed
      certificates,
      collateralized
      mortgage obligations     79,922         --        348         --      1,592      6,080     20,987     50,915
Construction Loans .......     54,639     12,627      3,798      5,133      5,808      2,451      6,900     17,922
Commercial loans .........     86,435     35,871     12,637      6,356     14,934     10,660      2,618      3,359
Other loans ..............    125,426      9,101      9,718     14,052     44,924     22,394     11,796     13,441
                             --------   --------   --------   --------   --------   --------   --------   --------
      Total ..............   $738,194   $ 65,583   $ 28,918   $ 27,992   $ 80,645   $152,104   $105,388   $277,564
                             ========   ========   ========   ========   ========   ========   ========   ========

Interest Rate Sensitivity:

                                           Due After June 30, 2003
                                           -----------------------
                                             Fixed   Variable Rate
                                             Rate     and Balloon

                                               (In Thousands)

Real estate .............................   $ 47,561   $336,227
      Mortgage-backed certificates,
      collateralized mortgage obligations     79,657        265
Construction Loans ......................        324     41,688
Commercial loans ........................     15,581     34,983
Other loans .............................     72,600     43,725
                                            --------   --------
      Total .............................   $215,723   $456,888
                                            ========   ========

Residential Mortgage Loans

     Home Federal is authorized to make one-to-four family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. Home Federal also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.
The residential mortgage loans included in Home Federal's portfolio are primarily conventional loans. As of June 30, 2002, $236.3 million, or 35.9%, of
Home Federal's total loan portfolio consisted of residential first mortgage loans, $214.6 million, or 32.6%, of which were secured by one- to four-family homes.

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

     All of the residential mortgages Home Federal currently originates include
"due on sale" clauses, which give Home Federal the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. Home Federal utilizes the due on sale clause as a means of protecting the funds loaned by insuring payoff on sale of the property collateralizing the loan.

     Under applicable banking policies, Home Federal must establish loan-
to-value ratios consistent with supervisory loan-to-value limits. The supervisory limits are 65% for raw land loans, 75% for land development loans,
80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property. However, for any such loan with a loan-to-value ratio that exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of Home
Federal Savings Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

     It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100 percent of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties should not exceed 30% of total capital.

Commercial Mortgage Loans

     At June 30, 2001, 27.0% of Home Federal's total loan portfolio consisted of mortgage loans secured by commercial real estate. These properties consisted primarily of apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an
85% loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by Home Federal's Board of Directors. The largest such loan as of June 30, 2002, had a balance of $4.9 million. At that date, all of Home Federal's commercial real estate loans consisted of loans secured by real estate located in Indiana.

     Generally, commercial mortgage loans involve greater risk to Home Federal than residential loans. Commercial mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the general economy.

Construction Loans

     Home Federal offers conventional short-term construction loans. At June 30,
2002, 8.3% of Home Federal's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.
Construction normally must be completed in six months for residential loans. The largest such loan on June 30, 2002, was $5.8 million.

Consumer Loans

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $125.4 million on June 30, 2002, or approximately 19.1%
of Home Federal's total loan portfolio.

     Second mortgage loans are made for terms of 1 - 15 years, and are fixed-rate and variable rate line of credit loans. Home Federal's minimum for such loans is $5,000. Home Federal will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of June 30, 2002, Home
Federal had $40.3 million of second mortgage loans, which equaled 6.1% of its total loan portfolio. Home Federal markets home equity credit lines, which are adjustable-rate loans. As of June 30, 2002, Home Federal had $45.5 million drawn on its home equity loans, or 6.9% of its total loan portfolio, with $78.0 million of additional credit available to its borrowers under existing home equity loans.

     Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of June 30,
2002, $25.4 million, or 3.9%, of Home Federal's total loan portfolio consisted of automobile loans.

     As of June 30, 2002, $6.6 million, or 1.0%, of Home Federal's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000.00 of the sales price, with a maximum term of
15 years. On new mobile home loans, Home Federal requires a loan-to-value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, Home Federal makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

     Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to Home Federal's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of June 30, 2002, $3.1 million, or
0.5%, of Home Federal's total loan portfolio consisted of savings account loans.

     Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields and shorter terms to maturity are believed to be helpful in Home
Federal's asset/liability management.

Commercial Loans

     Collateral for Home Federal's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of June 30, 2002, $86.4 million, or
13.1%, of Home Federal's total loan portfolio consisted of commercial loans.

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

     In order to generate loan fee and servicing income and recycle funds for additional lending activities, Home Federal seeks to sell loans in the secondary market. Loan sales can enable Home Federal to recognize significant fee income and to reduce interest rate risk while meeting local market demand. Home Federal sold $260.0 million of fixed-rate loans in the fiscal year ended June 30, 2002.
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
loans.

     When loans are sold, Home Federal typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. Home Federal receives a servicing fee for performing these services. The amount of fees received by Home Federal varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At June 30, 2002, Home Federal serviced $551.4 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

     Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable Home Federal to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally does servicing of loans purchased. At June 30, 2002, others serviced approximately 3.1% or $20.2 million, of Home Federal's gross loan portfolio.

      The following table shows loan activity for Home Federal during the periods indicated:

                                                                            Year Ended June 30,
                                                                      2002         2001         2000
                                                                      ----         ----         ----
                                                                          (Dollars in Thousands)

Gross loans receivable at beginning of periods .................   $ 708,688    $ 684,086    $ 607,079
                                                                   ---------    ---------    ---------
      Loans Originated:
      Mortgage loans and contracts:
          Construction loans:
             Residential .......................................      28,970       38,838       51,992
             Commercial ........................................      29,468       48,752       18,889
          Permanent loans:
             Residential .......................................     124,902      138,016      127,636
             Commercial ........................................      32,874       29,723       13,936
          Refinancing ..........................................     202,000       83,017       32,104
          Other ................................................       1,321        1,515          844
                                                                   ---------    ---------    ---------
             Total .............................................     419,535      339,861      245,401

      Commercial ...............................................      50,382       50,060       45,816
      Consumer .................................................      28,598       37,155       36,555
                                                                   ---------    ---------    ---------
          Total loans originated ...............................     498,515      427,076      327,772

      Loans purchased:
          Residential ..........................................          --          441           --
          Other ................................................       4,271        8,694        4,044
                                                                   ---------    ---------    ---------
             Total loans originated and purchased ..............     502,786      436,211      331,816

      Real estate loans sold ...................................     260,022      132,517       46,082
      Loan repayments and other deductions .....................     293,180      279,092      208,727
                                                                   ---------    ---------    ---------
          Total loans sold, loan repayments and other deductions     553,202      411,609      254,809

      Net loan activity ........................................     (50,416)      24,602       77,007
                                                                   ---------    ---------    ---------
      Gross loans receivable at end of period ..................     658,272      708,688      684,086
      Adjustments ..............................................     (26,457)     (34,136)     (32,079)
                                                                   ---------    ---------    ---------

      Net loans receivable at end of period ....................   $ 631,815    $ 674,552    $ 652,007
                                                                   =========    =========    =========

     A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds
15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that
Home Federal could have loaned to one borrower and the borrower's related entities at June 30, 2002, under the 15% of capital limitation was $13.6 million. At that date, the highest outstanding balance of loans by Home Federal to one borrower and related entities was approximately $11.6 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

     Home Federal realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services. Home
Federal charges origination fees that range from 0% to 1.0% of the loan amount.
Home Federal also charges processing fees of $150.00 to $225.00, underwriting fees from $0 to $150.00 and a $50 fee for any loan closed by Home Federal personnel. In addition, Home Federal makes discount points available to customers for the purpose of buying the rate down. The points vary from loan to loan and are quoted on an individual basis. In accordance with Financial
Accounting Boards Statement No. 91, Accounting for Non Refundable Fees and Costs
Associated with Originating or Acquiring Loans and Initial Direct Costs of
Leases, the Bank amortizes costs and fees associated with originating a loan, over the life of the loan as an adjustment to the yield earned on the loan. Late charges are assessed fifteen days after payment is due.

Non-performing Assets

     Home Federal assesses late charges on mortgage loans if a payment is not received by the 15th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific loan service representative. The loan service representative will attempt to make contact with the customer via a phone call to resolve any problem that might exist. If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the
25th day following a specific due date. Between the 30th and 45th day following any due date, or at the time a second payment has become due, if no contact has been made with the customer, a personal visit will be conducted by a Loan
Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan. Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

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

     On June 30, 2002, Home Federal held $2.2 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent write down resulting there from is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

     Consumer loan borrowers who fail to make payments are contacted promptly by the loan service department in an effort to cure any delinquency. A notice of delinquency is sent 10 days after any specific due date when no payment has been received. The delinquent account is downloaded to a PC-based collection system and assigned to a specific loan service representative. The loan service representative will then attempt to contact the borrower via a phone call.

     Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by Home Federal on how to proceed. When a consumer loan reaches 90 days past due Home Federal determines the loan-to-value ratio by performing an inspection of the collateral (if any). Home Federal may initiate action to obtain the collateral, (if any) or collect the debt through available legal remedies. Collateral obtained as a result of loan default is retained by
Home Federal as an asset until sold or otherwise disposed.

     The table below sets forth the amounts and categories of Home Federal's non-performing assets (non-accrual loans, loans past due 90 days or more, real estate owned and other repossessed assets) for the last five years. It is the policy of Home Federal that all earned but uncollected interest on conventional loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible, for any portion that is due but uncollected for a period in excess of 90 days. The determination is based upon factors such as the amount outstanding of the loan as a percentage of the appraised value of the property and the delinquency record of the borrower.

                                                                   At June 30,
                                                   2002      2001      2000      1999     1998
                                                   ----      ----      ----      ----     ----
Non-performing Assets:
Loans:
      Non-accrual .............................   $2,281    $6,351    $2,422    $3,509    $3,992
      Past due 90 days or more ................    1,110        --        --        --        --
      Restructured loans ......................      374       879       632        61        --
Total non-performing loans ....................    3,765     7,230     3,054     3,570     3,992
      Real estate owned, net (1) ..............    2,168     1,238     1,210     1,936       117
      Other repossessed assets, net ...........       71        60        25       114       125
-----------------------------------------------   ------    ------    ------    ------    ------
Total non-performing assets ...................   $6,004    $8,528    $4,289    $5,620    $4,234
===============================================   ======    ======    ======    ======    ======

Total non-performing assets to total assets (2)      .70%      .99%      .52%      .75%     0.59%

Loans with allowance for uncollected interest .   $2,295    $6,440    $2,422    $3,509    $3,993

(1)  Refers to real estate acquired by Home Federal through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)  At June 30, 2002, 31.5% of Home Federal's non-performing assets consisted of residential mortgage loans, 12.3% consisted of home equities/second mortgages, 1.6% consisted of commercial real estate loans, 7.7% consisted of commercial loans, 3.4% consisted of consumer-related loans, 6.2%
     consisted of restructured loans, 21.9% consisted of residential real estate owned, 14.2% consisted of commercial real estate owned and 1.2% consisted of other repossessed assets.

     For the year ended June 30, 2002, the income that would have been recorded under original terms on the above non-accrual and restructured loans was
$503,000 compared to actual income recorded of $431,000. At June 30, 2002, Home
Federal had approximately $5.8 million in loans that were 30-89 days past due.

Investments

     Home Federal's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At June 30, 2002, 2001, and 2000, Home
Federal had approximately $138.0 million, $97.2 million and $107.2 million in investments, respectively.

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

     Effective March 31, 2002, Home Federal Savings Bank transferred the management of approximately $90 million in securities to its wholly owned subsidiary, Home Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank's investment portfolio as may be transferred from time to time by the Bank to Home
Investments, Inc. Home Investments Inc's., investment policy mirrors that of the
Bank. At June 30, 2002, of the $138.0 million in consolidated investments owned by Home Federal Savings Bank, $96.4 million was held by Home Investments, Inc.

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

Deposits

     Consumer and commercial deposits are attracted principally from within Home
Federal's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, savings accounts and commercial demand deposit accounts. Home Federal does not actively solicit or advertise for deposits outside of the counties in which its branches are located, with the exception of brokered deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. To attract funds, Home
Federal may pay higher rates on larger balances within the same maturity class.

     Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, Home Federal would be deemed a well-capitalized institution. At June
30, 2002 Home Federal had $23.5 million in brokered deposits.

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

                                                 At June 30,
                                         2002       2001       2000
                                         ----       ----       ----
                                          (Dollars in Thousands)

Non-interest bearing and below 2.99%   $352,731   $138,395   $138,205
3.00% - 4.99% ......................    122,596    210,408     65,983
5.00% - 6.99% ......................     74,139    184,058    347,428
Over 7.00% .........................     28,014     43,682     21,277

------------------------------------   --------   --------   --------
Total ..............................   $577,480   $576,543   $572,893
                                       ========   ========   ========

     The  following  table sets forth the change in dollar  amount of deposits in the various accounts offered by Home Federal for the periods indicated.

                                                                            DEPOSIT ACTIVITY
                                                                         (Dollars in Thousands)

                                    Balance                          Balance                          Balance
                                       at                              at                                at
                                    June 30,    % of    Increase     June 30,   % of      Increase    June 30,    % of     Increase
                                      2002    Deposits (Decrease)      2001    Deposits  (Decrease)     2000     Deposits (Decrease)
                                      ----    --------  --------       ----    --------   --------      ----     --------  --------

Withdrawable:
Non-interest bearing ...........   $ 49,884     8.6%   $  8,561    $ 41,323       7.2%   $  1,828    $ 39,495       6.9%   $  3,963
Passbook .......................     48,382     8.4%      5,129      43,253       7.5%     (1,530)     44,783       7.8%     (3,243)
Money market savings ...........    121,978    21.1%     (9,536)    131,514      22.9%     23,084     108,430      18.9%      1,844
NOW ............................     67,362    11.7%     13,543      53,819       9.3%       (108)     53,927       9.4%        887
                                    -------    ----      ------     -------      ----      ------     -------      ----       -----
      Total Withdrawable .......    287,606    49.8%     17,697     269,909      46.8%     23,274     246,635      43.1%      3,451
                                    -------    ----      ------     -------      ----      ------     -------      ----       -----

Certificates:
Less than one year .............     27,175     4.7%    (13,453)     40,628       7.0%    (16,515)     57,143      10.0%    (30,356)
12 to 23 months ................     58,959    10.2%    (65,886)    124,845      21.7%     (1,457)    126,302      22.0%     11,394
24 to 35 months ................    107,408    18.6%     13,201      94,207      16.3%       (387)     94,594      16.5%     18,680
36 to 59 months ................     27,559     4.8%     15,650      11,909       2.1%      1,701      10,208       1.8%     (1,700)
60 to 120 months ...............     68,773    11.9%     33,728      35,045       6.1%     (2,966)     38,011       6.6%     (8,458)
                                    -------    ----      ------     -------      ----      ------     -------      ----       -----
      Total certificate accounts    289,874    50.2%    (16,760)   $306,634      53.2%    (19,624)    326,258      56.9%    (10,440)
                                    -------    ----      ------     -------      ----      ------     -------      ----       -----
         Total deposits ........   $577,480   100.0%  $     937    $576,543     100.0%   $  3,650    $572,893     100.0%   $ (6,989)
                                   ========   =====   =========    ========     =====    ========    ========     =====    ========

     The following table  represents, by various interest rate categories,  the amounts of deposits  maturing during each of the three years following June 30,
2002, and the percentage of  such  maturities to total deposits.  Matured certificates which have not been renewed as of June 30, 2002 have been allocated based upon certain rollover assumptions.

                                                             DEPOSIT MATURITIES
                                                           (Dollars in Thousands)

                                       3.99%      4.00       5.00      6.00       7.00
                                        or         to         to        to         to                Percent of
                                       less       4.99%      5.99%     6.99%      9.00%     Total       Total
                                       ----       -----      -----     -----      -----     -----       -----
Certificate accounts maturing in
the twelve-month period ending:

June 30, 2003....................   $ 82,490   $ 14,020   $ 10,099   $ 13,024   $ 26,910   $146,543      50.6%
June 30, 2004....................     39,832     15,328      6,749      1,179        211     63,299      21.8%
June 30, 2005....................      1,094     16,212      3,472      2,590        520     23,888       8.2%
Thereafter ......................          3     18,742     33,311      3,715        373     56,144      19.4%
                                    --------   --------   --------   --------   --------   --------     -----
Total ...........................   $123,419   $ 64,302   $ 53,631   $ 20,508   $ 28,014   $289,874     100.0%
                                    ========   ========   ========   ========   ========   ========     =====

     Included in the deposit totals in the above table are saving  certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of Home Federal, excluding $23.5 million, which were from brokered deposits. The following table provides a maturity breakdown at June 30,
2002, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

                                                      ACCOUNTS GREATER THAN $100,000
                                                         (Dollars in Thousands)

                                      3.00       4.00      5.00      6.00       7.00
                                       to         to        to        to         to             Percent of
                                      3.99%      4.99%     5.99%     6.99%      7.99%   Total       Total
                                      -----      -----     -----     -----      -----   -----       -----
Certificate accounts maturing in
the twelve-month period ending:
June 30, 2003.....................   $22,134   $ 2,060   $ 1,398   $ 2,336   $ 4,610   $32,538      42.3%
June 30, 2004.....................     5,425     1,696     1,597       473       114     9,305      12.1%
June 30, 2005.....................       127    11,659       206     1,505       360    13,857      18.0%
Thereafter .......................        --     4,419    14,950     1,476       321    21,166      27.5%
                                     -------   -------   -------   -------   -------   -------     -----
Total ............................   $27,686   $19,834   $18,151   $ 5,790   $ 5,405   $76,866     100.0%
                                     =======   =======   =======   =======   =======   =======     =====

Borrowings

     Home Federal relies upon advances (borrowings) from the FHLB of
Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. This facility has historically been Home Federal's major source of borrowings. Advances from the
FHLB of Indianapolis are typically secured by Home Federal's stock in the FHLB of Indianapolis and a portion of Home Federal's mortgage loans.

     Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. Subject to the express limits in FIRREA, the
FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At June 30, 2002, Home Federal had advances totaling $174.1 million outstanding from the FHLB of Indianapolis.

     The Company has a revolving note with LaSalle Bank N.A. whereby the Company may borrow up to $12.5 million. The note accrues interest at a variable rate based on the ninety-day London inter bank offering rate ("LIBOR"), on the date of the draw, plus 150 basis points. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. On February 13, 2001 the Company modified the payment terms of the
$11.2 million principal balance to allow for principal payments on the maturity dates of the three interest rate swaps the Company entered into on the same date. Maturities of senior debt based on maximum scheduled payments as of June
30, 2002 are: 2003 - $2.0 million, 2004 - $4.6 million and 2006 - $4.6 million.
Any remaining principal balance is due by February 15, 2006. The Company used the funds obtained to buy back shares of the Company's common stock. The note is collateralized by the assets of the Company. Under terms of the agreement, the
Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. As of June 30, 2002, the Company was in compliance with the debt covenants.

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

                                                 For the year ended June 30,
                                                  2002     2001      2000
                                                  ----     ----      ----
                                                   (Dollars in Thousands)

FHLB advances ...............................   $46,400   $73,500   $70,900
Official check overnight remittance .........   $ 9,248   $ 4,961   $ 5,150
Money Order remittance ......................   $    42   $    53   $    54
FHLB overnight remittance ...................   $    --   $ 2,875   $ 2,325
Average amount of total short-term borrowings
Outstanding .................................   $40,385   $57,222   $39,878

     The following table sets forth the amount of short term FHLB advances outstanding at year end during the period shown and the weighted average rate of such FHLB advances.

                              At the year ended June 30,
                            2002         2001         2000
                            ----         ----         ----
                                (Dollars in Thousands)
FHLB advances:
Amount ..............   $  30,600    $  39,900    $  69,900
Weighted average rate        6.4%         5.8%         6.5%

Service Corporation Subsidiaries

     On December 31, 2001 Home Federal Savings Bank changed its charter from a
Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. One of Home Federal's subsidiaries, Home Savings Corporation ("HSC"), is a partner in six real estate development joint ventures for which exit strategies are either developed, or are currently being developed. HFSB is currently mandated to divest itself of these activities within two years, with three one-year extensions available, subject to regulatory approval. HSC, an
Indiana corporation, is currently engaged in three types of activities: (i) real estate development and (ii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor.

     At June 30, 2002, Home Federal's aggregate investment in HSC, including loans, was $8.2 million. For the year ended June 30, 2002, HSC reported pretax income of $880,000 from these operations. HSC's office is located at 501
Washington Street, Columbus, Indiana. The consolidated statements of operations of Home Federal and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

     The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at June 30, 2002.

                                                                       Date
                                                                       HSC                      Loans from Home
                                                                      Entered                     Savings Corp.
                                                                      into the       Equity       Outstanding
Name                          Type of Project                         Project      Investment     June 30, 2002
----                          ---------------                         -------      ----------     -------------
Coventry Associates          Real Estate development                  8/31/89    $     20,000    $          -
                             in Seymour, Indiana
Heritage Woods II            Rental Apartment project of low income   11/15/89   $     53,000    $          -
                             housing (22 units)
Broadmoor North /Heathfield  Real estate development                  12/15/99   $  1,415,000    $  1,366,000
                             in Columbus, Indiana
McCulloughs Run              Real estate development                   7/1/94    $  2,126,000    $  1,651,000
                             in Columbus, Indiana
Crystal Lake at River Ridge  Single family homes in Indianapolis,     11/29/97   $    307,000    $    730,000
                             Indiana
Bloomington Technology       Industrial park in Bloomington, Indiana  11/10/97   $    553,000    $          -
Park, LLC
Courtyard Homes at           Single family homes in Indianapolis,      6/14/99   $  2,925,000    $  2,847,000
Sycamore Springs, LLC        Indiana

     HSC markets Raymond James Financial full-service securities brokerage services. For the year ended June 30, 2002, HSC received $586,000 in commissions from its Raymond James Financial activities.

     In August, 1989, HSC entered into a financing agreement with Greemann Real
Estate, Inc. to purchase and develop Coventry Place, a residential real estate subdivision in Seymour, Indiana. HSC is entitled to 65% of the net profit after the payment of all interest, development and sales fees. The final inventory of two lots was sold in August 2002.

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
The outstanding loan balance of $1.7 million as of June 30, 2002, reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within
McCullough's Run.

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

     On November 10, 1997 HSC entered into an LLC agreement with
Wininger-Stolberg HC, II, Inc. to develop the Bloomington Technology Park in
Bloomington, IN. The City of Bloomington and Monroe County are providing an
$800,000 grant to build infrastructure. HSC provided a matching amount, which has been repaid along with a fee of $150,000. The eighty-two acre site was purchased from Otis Elevator Company, Inc. and work started late spring, 1998.
HSC is entitled to 50% of all profit from the sale of lots in Bloomington
Technology Park.

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

     Home Federal also organized another service corporation subsidiary under
Indiana law, HomeFed Financial Corp, ("HFF"). As a result of Home Federal's charter conversion to a state commercial bank, Home Federal's subsidiary, HSC, was required to divest itself of it's ownership interest in Consortium Partners.
On December 31, 2001, Home Federal Bancorp purchased HFF from Home Federal
Savings Bank. On the same date, HFF purchased the investment in Consortium
Partners from HSC. HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial
Life Insurance Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners'
parent-thrifts. HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended June 30, 2002, Home
Federal had income of $408,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

Home Federal also organized a subsidiary under Nevada law, Home Investments,
Inc., ("HII"). Effective March 31, 2002, Home Federal Savings Bank transferred the management of approximately $90 million in securities to HII. Home
Investments, Inc. holds, services, manages, and invests that portion of the
Bank's investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.'s, investment policy mirrors that of the Bank. At
June 30, 2002, of the $138.0 million in consolidated investments owned by Home
Federal Savings Bank, $96.4 million was held by Home Investments, Inc.

Employees

     As of June 30, 2002, the Company employed 265 persons on a full-time basis and 7 persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

Competition

     Home Federal operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of Bartholomew,
Jackson, Jefferson, Jennings, Scott, Ripley, Washington, Decatur, Monroe and
Marion counties in Indiana.

     Home Federal is subject to competition from various financial institutions, including state and national banks, state and federal thrift associations, credit unions and other companies or firms, including brokerage houses, that provide similar services in the areas of Home Federal's home and branch offices.
Also, in Seymour, Columbus, North Vernon and Batesville, Home Federal must compete with banks and savings institutions in Indianapolis. To a lesser extent,
Home Federal competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and Louisville, Kentucky. Home Federal also competes with money market funds that currently are not subject to reserve requirements, and with insurance companies with respect to its Individual
Retirement and annuity accounts.

     Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy thrifts in Indiana have been completed. Affiliations between banks and thrifts based in Indiana have increased the competition faced by Home Federal and the Company. See "Acquisitions or Dispositions and
Branching."

     The Gramm-Leach-Bliley Act allows insurers and other financial service companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. These provisions in the Act may increase the level of competition Home Federal faces from securities firms and insurance companies.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

REGULATION

     Both the Corporation  and  Home Federal operate  in  highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit
Insurance Corporation (the "FDIC"), and the Indiana Department of Financial
Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation's business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Home Federal Bancorp

     The Bank Holding Company Act. Because the Corporation owns all of the outstanding capital stock of Home Federal, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal
Reserve may require.

     Investments, Control, and Activities. With some limited exceptions, the
Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

     Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on the activities of such nonbanking-related activities.

     Effective March 11, 2000, the Gramm-Leach Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company
Act of 1956 to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The
Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve that it elects to be a
"financial holding company." In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act. The
Corporation has elected to be a financial holding company.

     Dividends. The Federal Reserve's policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company's financial health, such as by borrowing. Additionally, the Federal
Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

     Source of Strength. In accordance with Federal Reserve policy, the
Corporation is expected to act as a source of financial strength to Home Federal and to commit resources to support Home Federal in circumstances in which the
Corporation might not otherwise do so.

Home Federal Savings Bank

     General Regulatory Supervision. Home Federal as an Indiana commercial bank and a member of the Federal Reserve System is subject to examination by the
DFI and the Federal Reserve. The DFI and the Federal Reserve regulate or monitor virtually all areas of Home Federal's operations. Home Federal must undergo regular on-site examinations by the Federal Reserve and DFI and must submit periodic reports to the Federal Reserve and the DFI.

     Lending Limits. Under Indiana law, Home Federal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of
10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At June 30, 2002, Home Federal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

     Deposit Insurance. Deposits in Home Federal are insured by the Savings
Association Insurance Fund of the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. Home Federal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. Home Federal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including Home
Federal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. Home Federal paid deposit insurance assessments of $102,000 during the fiscal year ended June 30,
2002. Future increases in deposit insurance premiums or changes in risk classification will increase Home Federal's cost of funds.

     The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

     Transactions with Affiliates and Insiders. Home Federal is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the acquisition of low quality assets. Home Federal is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Extensions of credit by Home Federal to its executive officers, directors, certain principal shareholders, and their related interests must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

     Dividends. Under Indiana law, Home Federal is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair Home Federal's capital. Moreover, Home Federal is required to obtain the approval of the DFI and the Federal Reserve for the payment of any dividend if the aggregate amount of all dividends paid by Home
Federal during any calendar year, including the proposed dividend, would exceed the sum of Home Federal's retained net income for the year to date combined with its retained net income for the previous two years. For this purpose, "retained net income" means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

     Federal law generally prohibits Home Federal from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

     Branching and Acquisitions. Branching by Home Federal requires the approval of the Federal Reserve and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. There are some states where the establishment of de novo branches by out-of-state financial institutions is prohibited.

     Capital Regulations. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies and account for off-balance sheet items. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet commitments to four risk weighted categories of 0%, 20%, 50%, or 100%, with higher levels of capital being required for the categories perceived as representing greater risk.

     The capital guidelines divide a bank holding company's or bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit and relationships, subject to certain limitations). Supplementary ("Tier II")
capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of
8%, of which 4% must be Tier I capital. The federal banking regulations may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

     Also required by the regulations is the maintenance of a leverage ratio designed to supplement the risk-based capital guidelines. This ratio is computed by dividing Tier I capital, net of all intangibles, by the quarterly average of total assets. The minimum leverage ratio is 3% for the most highly rated institutions, and 1% to 2% higher for institutions not meeting those standards.
Pursuant to the regulations, banks must maintain capital levels commensurate with the level of risk, including the volume and severity of problem loans, to which they are exposed.

     The following is a summary of the Corporation's and Home Federal's regulatory capital and capital requirements at June 30, 2002.

                                                 As of June 30, 2002
                                               (Dollars in Thousands)
                                                                              To be "Well-
                                                                           Capitalized" under
                                                            Minimum        Prompt Corrective
                                        Actual            Requirements      Action Provisions
                                    Amount    Ratio      Amount    Ratio     Amount    Ratio
                                    ------    -----      ------    -----     ------    -----
Consolidated
    Tier I Capital to Risk-
    Weighted Assets............     $74,842    11.26%    $26,598    4.00%    $39,897    6.00%
    Total Risk-Based Capital to
    Risk-Weighted Assets.......     $81,293    12.23%    $53,196    8.00%    $66,494   10.00%
    Tier I Leverage Ratio......     $74,842     8.81%    $33,992    4.00%    $42,490    5.00%
Home Federal
    Tier I Capital to Risk-
    Weighted Assets............     $83,896    12.65%    $26,531    4.00%    $39,796    6.00%
    Total Risk-Based to
    Risk-Weighted Assets.......     $90,347    13.62%    $53,062    8.00%    $66,327   10.00%
    Tier I Leverage Ratio......     $83,896     9.91%    $33,877    4.00%    $42,346    5.00%

    Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of under-capitalized institutions. The extent of the regulators'
powers depends on whether the institution in question is "well capitalized,"
"adequately capitalized," "undercapitalized," "significantly undercapitalized,"
or "critically undercapitalized," as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capitol stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries;
prohibiting the payment of principal or interest or subordinated debt; and, ultimately, appointing a receiver for the institution. At June 30, 2002, Home
Federal was categorized as "well capitalized," meaning that Home Federal's total risk-based capital ratio exceeded 10%, Home Federal's Tier I risk-based capital ratio exceeded 6%, Home Federal's leverage ratio exceeded 5%, and Home Federal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     Other Regulations. Interest and other charges collected or contracted for by Home Federal are subject to state usury laws and federal laws concerning interest rates. Home Federal's loan operations are also subject to federal laws applicable to credit transactions, such as the:

              Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

              Home Mortgage Disclosure Act of 1975, requiring financial
              institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

              Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

              Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

              Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

              Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of Home Federal also are subject to the:

              Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of
              financial records; and

              Electronic Funds Transfer Act, and Regulation E issued by the
              Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers'
              rights and liabilities arising from the use of automated teller machines and other electronic banking service.

     State Bank Activities. Under federal law, as implemented by regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and could continue to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. It is not expected that these restrictions will have a material impact in the operations of Home
Federal.

     Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain
"institution-affiliated parties," including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution's affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties.
Possible enforcement actions include the termination of deposit insurance.
Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

     Recent Legislative Developments. On October 26, 2001, President Bush
signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is
intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes.

     Effect of Governmental Monetary Policies. Home Federal's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

     As a member of the FHLB, Home Federal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At June 30, 2002, Home
Federal's investment in stock of the FHLB of Indianapolis was $ 10.0 million.
The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the fiscal year ended June
30, 2002, dividends paid by the FHLB of Indianapolis to Home Federal totaled approximately $652,000 for an annual rate of 6.6%.

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

     Historically, Home Federal had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, Home
Federal was no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. Home Federal is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test.
Home Federal began recapturing approximately $2.5 million over a six-year period beginning in fiscal 1999. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) Home Federal no longer qualifies as a bank under the Code, or (ii)
excess dividends are paid out by Home Federal.

     Depending on the composition of its items of income and expense, a bank may be subject to the alternative minimum tax. A bank must pay an alternative minimum tax equal to the amount (if any) by which 20% of alternative minimum taxable income ("AMTI"), as reduced by an exemption varying with AMTI, exceeds the regular tax due. AMTI equals regular taxable income increased or decreased by certain tax preferences and adjustments, including depreciation deductions in excess of that allowable for alternative minimum tax purposes, tax-exempt interest on most private activity bonds issued after August 7, 1986 (reduced by any related interest expense disallowed for regular tax purposes), the amount of the bad debt reserve deduction claimed in excess of the deduction based on the experience method and 75% of the excess of adjusted current earnings over AMTI
(before this adjustment and before any alternative tax net operating loss). AMTI may be reduced only up to 90% by net operating loss carryovers, but alternative minimum tax paid that is attributable to most preferences (although not to post-August 7, 1986 tax-exempt interest) can be credited against regular tax due in later years.

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

Item 2.  Properties.

     At June 30, 2002, Home Federal conducted its business from its main office at 501 Washington Street, Columbus, Indiana, 17 full-service branches, and one loan origination office. Home Federal owns two buildings that it uses for certain administrative operations located at 218 West Second Street,
Seymour, and 211 Chestnut Street, Seymour. The headquarters of its Raymond James operations, conducted through its service corporation subsidiary, are located at
501 Washington Street, Columbus, Indiana. Information concerning these properties, as of June 30, 2002, is presented in the following table:

                                                         Net Book Value of
                                                            Property,       Approximate
   Description and                          Owned or      Furniture and       Square            Lease
      Address                                Leased          Fixtures         Footage        Expiration
      -------                                ------          --------         -------        ----------
                                                  (Dollars in Thousands)
Principal Office
501 Washington Street                       Owned          $   4,474           21,600             N/A

Operations Center
218 West Second Street                      Owned          $   1,066           20,000             N/A

Loan Processing Center
211 North Chestnut                          Owned          $     317            5,130             N/A

Branch Offices:
Columbus Branches:
     1020 Washington Street                 Owned          $     489              800             N/A
     3805 25th Street                       Owned          $     316            5,800             N/A
     2751 Brentwood Drive                   Owned          $     405            3,200             N/A
     4330 West Jonathon Moore Pike          Owned          $     581            2,600             N/A

Hope Branch                            1/2 Owned           $      45            2,000
332 Jackson Street                    1/2 Leased                                           Month to Month

Austin Branch
67 West Main Street                         Owned          $      61            3,600             N/A

Brownstown Branch                                                                              Month to
101 North Main Street                      Leased          $      23            2,400            Month

North Vernon Branches
     111 North State Street                 Owned          $     344            1,900             N/A
     1540 North State Street               Leased          $      36            1,600           10/2002

Osgood Branch
South Buckeye Street                        Owned          $     111            1,280             N/A

Salem Branch
     1208 South Jackson                                    $
                                            Owned                723            1,860             N/A
Seymour Branches
     222 W. Second Street                   Owned          $   1,727            9,200             N/A
     1117 East Tipton Street                Owned          $     418            6,800             N/A

Batesville Branch
12 West Pearl Street                        Owned          $     580            2,175             N/A

Madison Branch
201 Clifty Drive                            Owned          $     448            2,550             N/A

Greensburg Branch
115 East North Street                      Leased          $      20            2,440       Month to Month

Loan Origination Office:
10204 Lantern Rd.
Fishers, Indiana                           Leased          $       8            1,000            7/04

     Home Federal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. Home Federal also has contracted for the data processing and reporting services of Bisys headquartered in Cherry Hill, New Jersey. The contract with Bisys expires in
October 2006.

Item 3.   Legal Proceedings.

     The Corporation and the Bank are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on the Corporation's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to the Company's or Home Federal's shareholders during the quarter ended June 30, 2002.

Item 4.5.  Executive Officers of Home Federal Bancorp.

     Presented below is certain information regarding the executive officers of HFB who are not also directors.
                                             Position with HFB
        Gerald L. Armstrong               Executive Vice President

        S. Elaine Pollert                 Executive Vice President
                                          Retail Banking

        Lawrence E. Welker                Executive Vice President, Treasurer,
                                          Chief Financial Officer and Secretary

        Charles R. Farber                 Executive Vice President

     Gerald L. Armstrong (age 62) has been employed by Home Federal since
February, 1992 as its Executive Vice President, and Chief Operating Officer. On
July 1, 2002 he ceased to be Chief Operating Officer and assumed part-time duties. Before being employed by Home Federal, he was President, Chief Executive
Officer and a Director of Seymour National Bank, a commercial bank located in
Seymour, Indiana.

     S.  Elaine  Pollert  (age  42) has  been  employed  by  Home  Federal since  1986.  She was  elected  Vice  President  Branch Administration in 1989 and Senior Vice President Retail Banking in 1996.

     Lawrence E. Welker (age 55) has been employed by Home Federal since 1979.
He was Controller from 1979 to 1982. In 1982, he was elected as Chief
Financial Officer and Treasurer, and in 1994 he became an Executive Vice
President.

     Charles R. Farber (age 52) has been employed by Home Federal since March
2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years as Executive Vice President of People's Bank and
Trust Company in Indianapolis, Indiana.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

     HFB's common stock ("Common Stock") is quoted on the National
Association of Securities Dealers Automated Quotation System ("NASDAQ"),
National Market System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see "Management's Discussion and
Analysis of Financial Condition and Results of Operations -- Quarterly Results
of Operations" on page 5 of HFB's 2002 Shareholder Annual Report (the
"Shareholder Annual Report"). As of June 30, 2002, there were 496 shareholders of record of HFB's Common Stock.

     It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

     Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of Home
Federal to pay dividends to the Company. For a discussion of the regulatory limitations on Home Federal's ability to pay dividends see Item 1,
"Business-Regulation - Home Federal Savings Bank - Dividends", and on the
Corporation's ability to pay dividends, see Item 1, "Business-Regulation - Home
Federal Savings Bank - Dividends".

     Income of Home Federal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by
Home Federal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At June 30, 2002, approximately $2.2 million of Home Federal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

     On November 22, 1994, the Board of Directors of HFB declared a dividend of one common share purchase right (a "Right" or "Rights") for each outstanding share of Common Stock. The dividend was paid on December 6, 1994 to the shareholders of record as of November 22, 1994. If and when Rights become exercisable, each Right will entitle the registered holder to purchase from HFB one Common Share at a purchase price of $80.00 (the "Purchase Price"), subject to adjustment as described in the Rights Agreement between the Company and
LaSalle National Bank, Chicago, Illinois, (the "Rights Agreement") which specifies the terms of the Rights. The Rights will be represented by the outstanding Common Share certificates and the Rights cannot be bought, sold or otherwise traded separately from the Common Shares until the "Distribution
Date," which is the earliest to occur of (i) 10 calendar days following a public announcement that a person or group (an "Acquiring Person") has (a) acquired beneficial ownership of 15% or more of the outstanding Common Shares or (b)
become the beneficial owner of an amount of the outstanding Common Shares (but not less than 10%) which the Board of Directors determines to be substantial and which ownership the Board of Directors determines is intended or may be reasonably anticipated, in general, to cause HFB to take actions determined by the Board of Directors to be not in HFB's best long-term interests (an "Adverse
Person"), or (ii) 10 business days following the commencement or announcement of an intention to make a tender offer or exchange offer the consummation of which would result in the beneficial ownership by a person or group of 30% or more of such outstanding Common Shares.

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

Equity Compensation Plan Information

     The following table provides the information about the Corporation's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of June 30, 2002.

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                              Number of securities to                                         equity compensation
                              be issued upon exercise           Weighted-average                  plans as of
                              of outstanding options,          exercise price of                 June 30, 2002
                               warrants and rights as             outstanding                (excluding securities
                                         of                    options, warrants                 reflected in
                                   June 30, 2002                   and rights                     column (a))
Plan category                           (a)                           (b)                             (c)
--------------------------    -------------------------    ---------------------------    ----------------------------
Equity compensation
plans approved by
security holders
                                    1,010,409(1)                   $18.68(1)                      318,180(1)
Equity compensation
plans not approved by
security holders
                                        ---                           ---                             ---
                              -------------------------    ---------------------------    ----------------------------
Total                                 1,010,409                      $18.68                         318,180
                              =========================    ===========================    ============================

(1) Includes the following plans: the Corporation's 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

The Corporation sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

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
pages 6 to 16 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated by reference to page 12 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The Company's Consolidated Financial Statements and Notes thereto contained on pages 17 to 36 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 5 of the Shareholder Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.

     There are no such changes and disagreements during the applicable period.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to pages 2 to 4 of the Company's Proxy Statement for its 2002 annual shareholder meeting (the "2002 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

     The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 12 to 13 of the 2002 Proxy Statement.

Item 11.  Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to page 5 through page 12 of the 2002
Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
             Related Stockholder Matters.

     See the disclosures in Item 5 on Equity Compensation Plan Information.
Other information referred by this item is incorporated by reference to pages 1 to 3 of the 2002 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 12 of the 2002 Proxy Statement.

Item 14.  Controls and Procedures

     We currently have in place systems relating to internal controls and procedures with respect to our financial information. Our management periodically reviews and evaluates these internal control systems with our internal auditors and our independent accountants. We have completed such a review and evaluation in connection with the preparation of the Form 10-K. We have determined that there have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

    (a)  List the following documents filed as a part of the report:

Financial Statements                                                      Page in
                                                                            2002
                                                                         Shareholder
                                                                        Annual Report

Consolidated Balance Sheets as of June 30, 2002 and 2001                      17

Consolidated Statements of Income for each of  the years in the three
  -year period ended June 30, 2002                                            18

Consolidated Statements of Shareholders' Equity for each of the years
  in the three-year period ended June 30, 2002                                19

Consolidated Statements of Cash Flows for each of the years in the
  three-year period ended June 30, 2002                                       20

Notes to Consolidated Financial Statements                                    21

Report of Deloitte & Touche LLP Independent Auditors                          37

 (b) Reports on Form 8-K
     Registrant filed a Form 8-K dated March 27, 2002, relating to a 5% stock repurchase program.

 (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 38.

 (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 24th day of September, 2002.

                                               HOME FEDERAL BANCORP
DATE: September 24, 2002                By:    /s/ John K. Keach. Jr.
                                               John K. Keach, Jr., President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 24th day of September,
2002.

/s/  Lawrence E. Welker                        /s/ John K. Keach. Jr.
Lawrence E. Welker, Executive                  John K. Keach, Jr.,
Vice President, Treasurer,                     Chairman of the Board,
Chief Financial Officer and Secretary          President and
(Principal Financial Officer)                  Chief Executive Officer
                                               (Principal Executive
/s/ Melissa A. McGill                           Officer)
Melissa A. McGill,
Vice President and Controller                  /s/John K. Keach. Jr.
(Principal Accounting Officer)                 John K. Keach, Jr,Director

/s/ Gregory J. Pence                           /s/ John T. Beatty
Gregory J. Pence, Director                     John T. Beatty, Director

/s/ David W. Laitinen                          /s/ Harold Force
David W. Laitinen, Director                    Harold Force, Director

/s/ John Miller                                /s/ Harvard W. Nolting. Jr.
John Miller, Director                          Harvard W. Nolting, Jr., Director

                                  CERTIFICATION

     I,    John K. Keach, Jr., certify that:

1.   I have reviewed this annual report on Form 10-K of Home Federal Bancorp;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Date: September 23, 2002

                                           /S/ John K. Keach, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

     I,    Lawrence E. Welker, certify that:

1.   I have reviewed this annual report on Form 10-K of Home Federal Bancorp;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

     Dated: September 23, 2002

                                            /s/ Lawrence E. Welker
                                           Chief Financial Officer

     By signing below, each of the undersigned officers hereby certifies pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, that, to his or her knowledge, (i) this report fully complies with the requirements of Section 13(a) or 15(d) of the Securities
Exchange Act of 1934 and (ii) the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of Home Federal Bancorp.

         Signed this 23rd day of September 2002.

 /s/ Lawrence E. Welker               /s/  John K. Keach, Jr.
(Signature of Authorized Officer)   (Signature of Authorized Officer)

 Lawrence E. Welker                    John K. Keach, Jr.
(Typed Name)                         (Typed Name)

 Chief Financial Officer               President, Chairman and Chief Executive Officer
(Title)                              (Title)

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

      4(a)          Articles of Incorporation (incorporated by reference from
                    Exhibit B to Registrant's Registration Statement on Form S-4
                    (Registration No.33-55234)).

      4(b)          Code of By-Laws (incorporated by reference from
                    Exhibit C to Registrant's Registration Statement on From S-4
                    (Registration No. 33-55234).

     10(a)          Stock Option Plan  (incorporated  by reference  from Exhibit
                    10(a) to  Registrant's  Registration  Statement  on Form S-4
                    (Registration No. 33-55234).

     10(b)          1993 Stock  Option  Plan  (incorporated  by  reference  from
                    Exhibit 10(b) to  Registrant's  Form 10-K for the year ended
                    June 30, 1994).

     10(c)          Employment  Agreement with Lawrence E. Welker  (incorporated by reference from Exhibit 10(c) to Registrants  Registration
                    Statement on Form S-4 (Registration No.  33-55234));  first,
                    second  and  third  Amendments   thereto   (incorporated  by
                    reference to Exhibit 10(c) of Registrant's Form 10-K for the
                    year  ended  June  30,  1998);   fourth  amendment   thereto
                    (incorporated  by reference to Exhibit 10(c) of Registrant's
                    Form 10-K for the year ended June 30, 2001); fifth amendment thereto.

     10(d)          Employment  Agreement with John K. Keach, Jr.  (incorporated by reference from Exhibit 10(d) to Registrant's Registration
                    Statement on Form S-4 (Registration No.  33-55234));  first,
                    second  and  third  amendments   thereto   (incorporated  by
                    reference to Exhibit 10(d) of Registrant's Form 10-K for the
                    year  ended  June  30,  1998);   fourth  amendment   thereto
                    (incorporated by reference to Exhibit 10 (d) of Registrant's
                    Form 10-K for the year ended June 30, 2001); fifth amendment thereto.

     10(f)          Home Federal Savings Bank Excess Benefit Plan Agreement with
                    John K.  Keach,  Jr.  dated April 1, 2001  (incorporated  by reference  to Exhibit 10 (f) of  Registrant's  Form 10-K for the year ended June 30, 2001).

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

     10(n)          Supplemental  Executive  Retirement Plan with John K. Keach,
                    Jr.  dated  April 1,  2001(incorporated  by  reference  from
                    Exhibit 10(n) to  Registrant's  Form 10-K for the year ended
                    June 30, 2002).

     10(o)          Supplemental  Executive  Retirement  Plan with  Lawrence  E.
                    Welker dated April 1, 2001  (incorporated  by reference from
                    Exhibit 10(o) to  Registrant's  Form 10-K for the year ended
                    June 30, 2002).

     10(p)          Supplemental  Executive  Retirement Plan with Elaine Pollert dated April 1,  2001(incorporated  by reference from Exhibit
                    10(p) to Registrant's  Form 10-K for the year ended June 30,
                    2002).

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
                    (incorporated by reference from Exhibit 10(v) to
                    Registrant's Form 10-K for the year ended June 30, 1998).

     10(w)          Employment Agreement with S. Elaine Pollert (incorporated by reference  from Exhibit  l0(w) to Home Federal  Savings Bank
                    Form 10-K for the  fiscal  year ended  June 30,  1998);  and
                    First  Amendment to Employment  Agreement  (incorporated  by reference from Exhibit 10(w) to  Registrant's  Form 10-K for the year  ended June 30,  1998);  second  amendment  thereto
                    (incorporated   by   reference   from   Exhibit   10(w)   to
                    Registrant's  Form 10-K for the year ended  June 30,  2002);
                    third amendment thereto.

     10(x)          Supplemental Executive Retirement Plan with Gerald L.
                    Armstrong dated April 1, 2001(incorporated by reference from
                    Exhibit 10(x) to Registrant's Form 10-K for the year ended
                    June 30, 2002).

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

     10(at)         2001 stock option plan (incorporated by reference from
                    Exhibit B to the Registrant's Proxy Statement for its 2001
                    annual shareholder meeting.

     10(au)         Employment Agreement with Charles R. Farber.

     13             2002 Shareholder Annual Report.

     21             Subsidiaries of the Registrant.

     23.1           Independent Auditors' Consent.