Form 10-Q
period 2002-09-30
HOME FEDERAL BANCORP
filed 2002-11-13
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2002

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

                                  YES  X  NO____

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act.)
                                  YES  X  NO____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2002.

            Common Stock, no par value - 4,289,508 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                       Page No.

  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                 Consolidated Balance Sheets
                    (unaudited).......................................     3
                 Consolidated Statements of Income
                    (unaudited).......................................     4
                 Consolidated Statements of Cash Flows
                    (unaudited).......................................     5
                 Notes to Consolidated Financial
                    Statements (unaudited)............................     6

  Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations......................     8

          Forward looking statements..................................     8

          Critical accounting policies................................     8

  Item 3. Quantitative and Qualitative Disclosure About
             Market Risk..............................................     12

  Item 4. Controls and Procedures.....................................     12

  PART II. OTHER INFORMATION

Part I, Item 1: Financial Statements

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)                                               September 30, June 30,
                                                              2002         2002
                                                           ----------   --------
ASSETS:
Cash .....................................................   $ 32,191   $ 25,006
Interest-bearing deposits ................................     11,002     19,472
                                                              -------    -------
  Total cash and cash equivalents ........................     43,193     44,478
                                                              -------    -------
Securities available for sale at fair value
  (amortized cost $114,687 and $113,132) .................    116,419    114,989
Securities held to maturity
  (fair value $3,282 and $3,619) .........................      3,157      3,493
Loans held for sale (fair value $27,527 and $6,383) ......     27,135      6,302
Loans receivable, net of allowance for loan losses
  of $6,733 and $6,451 ...................................    633,620    631,815
Investments in joint ventures ............................      7,696      8,153
Federal Home Loan Bank stock .............................      9,965      9,965
Accrued interest receivable, net .........................      4,445      4,431
Premises and equipment, net ..............................     12,328     12,192
Real estate owned ........................................      2,019      2,239
Prepaid expenses and other assets ........................      6,814      6,768
Cash surrender value of life insurance ...................     10,705      9,792
Goodwill .................................................      1,395      1,395
                                                              -------    -------
   TOTAL ASSETS ..........................................   $878,891   $856,012
                                                              =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .................................................   $597,942   $577,480
Advances from Federal Home Loan Bank .....................    174,135    174,139
Senior debt ..............................................     12,400     11,200
Other borrowings .........................................      3,627      3,341
Advance payments by borrowers for taxes and insurance ....        658        442
Accrued expenses and other liabilities ...................     12,555     12,324
                                                              -------    -------
   Total liabilities .....................................    801,317    778,926
                                                              -------    -------
Shareholders' equity:
 No par preferred stock; Authorized: 2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized: 15,000,000 shares
  Issued and outstanding: ................................      9,086      9,086
     4,288,008 shares at September 30, 2002
     4,336,515 shares at June 30, 2002
 Retained earnings, restricted ...........................     67,869     67,150
Accumulated other comprehensive income, net of taxes .....        619        850
                                                              -------    -------
   Total shareholders' equity ............................     77,574     77,086
                                                              -------    -------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ............   $878,891   $856,012
                                                             ========   ========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                Three Months Ended
                                                             September 30,
                                                          --------------------
                                                             2002       2001
Interest income:                                          --------    --------
 Loans receivable .....................................   $ 11,719    $ 13,683
 Securities available for sale and held to maturity ...      1,482       1,285
 Other interest income ................................         76         200
                                                          --------    --------
Total interest income .................................     13,277      15,168
                                                          --------    --------
Interest expense:
 Deposits .............................................      3,851       5,843
Advances from Federal Home Loan Bank ..................      2,644       2,920
Other borrowings ......................................        208         205
                                                          --------    --------
Total interest expense ................................      6,703       8,968
                                                          --------    --------

Net interest income ...................................      6,574       6,200
Provision for loan losses .............................        460         306
                                                          --------    --------
Net interest income after provision for loan losses ...      6,114       5,894
                                                          --------    --------
Other income:
 Gain on sale of loans ................................      1,386         873
 Gain on sale of securities ...........................          4          90
 Income (loss) from joint ventures ....................        110         (85)
 Insurance, annuity income, other fees ................        342         323
 Service fees on NOW accounts .........................        635         598
 Net gain (loss) on real estate owned
   and repossessed assets..............................         11         (27)
 Loan servicing income, net of impairments ............       (116)        173
 Miscellaneous ........................................        471         502
                                                          --------    --------
Total other income ....................................      2,843       2,447
                                                          --------    --------
Other expenses:
 Compensation and employee benefits ...................      2,747       2,451
 Occupancy and equipment ..............................        699         701
 Service bureau expense ...............................        225         265
 Federal insurance premium ............................         24          27
 Marketing ............................................         87          83
 Miscellaneous ........................................      1,025       1,064
                                                          --------    --------
Total other expenses ..................................      4,807       4,591
                                                          --------    --------

Income before income taxes ............................      4,150       3,750
Income tax provision ..................................      1,559       1,386
                                                          --------    --------
Net Income ............................................   $  2,591    $  2,364
                                                          ========    ========

Basic earnings per common share .......................   $   0.60    $   0.53
Diluted earnings per common share .....................   $   0.57    $   0.51

Basic weighted average number of shares ...............   4,326,078   4,421,235
Dilutive weighted average number of shares ............   4,542,569   4,610,939
Dividends per share ...................................   $   0.150   $   0.138

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                              Three Months Ended
(unaudited)                                                    September 30,
                                                           --------------------
                                                              2002        2001
                                                           --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................... $  2,591    $  2,364
Adjustments to reconcile net income to net cash
    from operating activities:
    Accretion of discounts, amortization and depreciation       577         615
    Provision for loan losses ............................      460         306
    Net gain from sale of loans ..........................   (1,386)       (873)
    Net gain from sale of investment securities ..........       (4)        (90)
    Income (loss) from joint ventures and net gain (loss)
      from real estate owned .............................      (99)        112
    Loan fees deferred (recognized), net .................       (1)        (22)
    Proceeds from sale of loans held for sale ............   79,499      57,144
    Origination of loans held for sale ...................  (98,946)    (57,663)
    Increase (decrease)  in accrued interest
      and other assets....................................     (594)       (369)
    Increase (decrease) in other liabilities .............      299       3,044
                                                           --------    --------
Net cash from operating activities .......................  (17,604)      4,568
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ..............    1,328      11,442
Proceeds from:
       Maturities/Repayments of:
          Securities held to maturity ....................      339         518
          Securities available for sale ..................    9,406       6,161
       Sales of:
          Securities available for sale ..................    3,360      16,450
          Real estate owned and other asset sales ........      529         519
Purchases of:
       Loans .............................................   (3,592)     (1,214)
       Securities available for sale .....................  (14,414)    (24,109)
Investment in joint ventures .............................      567         433
Investment in cash surrender value of life insurance .....     (785)         --
Acquisition of property and equipment ....................     (489)       (626)
                                                           --------    --------
Net cash from investing activities .......................   (3,751)      9,574
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ......................   20,462      (2,068)
Proceeds from advances from FHLB .........................    8,500       4,600
Repayment of advances from FHLB ..........................   (8,504)     (7,603)
Proceeds from senior debt ................................    1,200          --
Net proceeds from (net repayment of) overnight borrowings       286       4,949
Common stock options exercised ...........................       82         133
Repurchase of common stock ...............................   (1,313)         --
Payment of dividends on common stock .....................     (643)       (610)
                                                           --------    --------
Net cash from financing activities .......................   20,070        (599)
                                                           --------    --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS ......   (1,285)     13,543
Cash and cash equivalents, beginning of period ...........   44,478      35,424
                                                           --------    --------
Cash and cash equivalents, end of period ................. $ 43,193    $ 48,967
                                                           ========    ========
Supplemental information:
Cash paid for interest ................................... $  6,470    $  8,347
Cash paid for income taxes ............................... $    250    $    100
Assets acquired through foreclosure ...................... $    795    $    348

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiary, HomeFederal Bank (the
"Bank"). These consolidated interim financial statements at September 30, 2002, and for the three month period ended September 30, 2002, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments)
necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2. Earnings Per Share
The following is a reconciliation  of the weighted average common shares for the basic and diluted earnings per share computations:

                                   For the three months ended
                                          September 30,
                                       2002        2001
                                       ----        ----
Basic EPS:
  Weighted average common shares .   4,326,078   4,421,235
                                     =========   =========
Diluted EPS:
  Weighted average common shares .   4,326,078   4,421,235
  Dilutive effect of stock options     216,491     189,704
                                     ---------   ---------
  Weighted average common and
  incremental shares .............   4,542,569   4,610,939
                                     =========   =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three month periods ended September 30, 2002 and 2001. (In thousands)

                                                           Three months ended
                                                               September 30,
                                                             2002       2001
                                                           ------------------
Net Income .............................................   $ 2,591    $ 2,364
 Other comprehensive income:
   Unrealized holding gains (losses) from securities
     available for sale.................................      (125)     1,053
   Reclassification adjustment for (gains) losses
     realized in income ................................        (4)       (90)
   Unrealized gains (losses) from cash flow hedge ......      (245)      (455)
                                                           -------    -------
Net unrealized gains (losses) ..........................      (374)       508
Tax effect .............................................       143       (203)
                                                           -------    -------
Other comprehensive income(loss), net of tax ...........      (231)       305
                                                           -------    -------
Comprehensive Income ...................................   $ 2,360    $ 2,669
                                                           =======    =======

4. Segment Reporting
Management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one reportable segment. Management considers parent company activity to represent an overhead function rather than an operating segment. The Company operates in one geographical area and does not have a single customer from which it derives 10 percent or more of its revenue.

5. New Accounting Pronouncements
Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting
for Asset Retirement Obligations," was issued in June 2001 and is effective for financial statements issued for fiscal years beginning after June 15, 2002. SFAS
143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has determined that the adoption of SFAS 143 will not have a material effect on the consolidated financial statements.

Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting
for the Impairment or Disposal of Long-Lived Assets," was issued in August 2001 and is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Management has determined that the adoption of SFAS 144 will not have a material effect on the consolidated financial statements.

On April 30, 2002, the Financial Accounting Standards Board ("FASB") issued
Statement of Financial Accounting Standards No. 145, "Rescission of FASB
Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical
Corrections". The statement is intended to update, clarify and simplify existing accounting pronouncements. Management does not believe this statement will have a material effect on its consolidated financial statements.

Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting
for Costs Associated with Exit or Disposal Activities," was issued in June 2002.
SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No.
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management has not yet quantified the effect, if any, of this new standard on the consolidated financial statements.

Statement of Financial Accounting Standards No. 147 ("SFAS 147"), Acquisitions
of Certain Financial Institutions," was issued in October 2002 and is effective for acquisitions for which the date of acquisition is on or after October 1,
2002. SFAS 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. Management has determined that the adoption of SFAS 147 will not have a material effect on the consolidated financial statements.

Part I, Item 2:  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q ("Form 10-Q") contains statements that constitute forward looking statements within the meaning of the Private
Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market; regulatory changes, changes in the financial condition of issuers of the Company's investments and borrowers, changes in economic condition of the Company's market area, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

Home Federal Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of HomeFederal Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 17 full service banking branches and one commercial loan origination office in Indianapolis.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 21 through 24 of the annual report for fiscal year ended June 30, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Estimates associated with these policies are susceptible to material changes as a result of changes in facts and circumstances. Facts and circumstances which could effect these judgments include, without limitation, changes in the strength of the economy, in interest rates, or in the financial condition of borrowers. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), and the valuation of mortgage servicing rights,
("MSR's").

Allowance for loan losses
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the loan's observable market price or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged against the allowance when management believes the loans are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The
Company's methodology for assessing the appropriate allowance level consists of several key elements, as described below.

All delinquent loans that meet regulatory requirements are included on the Asset
Watch List. The Asset Watch List is reviewed quarterly by the Asset Watch
Committee for any classification beyond the regulatory rating based on the loans' delinquency.

Commercial and commercial real estate loans are individually risk rated per the loan policy. Homogenous loans such as consumer and residential mortgage loans are not individually risk rated by management. They are risk rated based on computer file data that management believes will provide a good basis for the loans' quality. For all loans not listed individually on the Asset Watch List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the
Company's internal credit review function.

A portion of the allowance is not allocated to any particular loan type and is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions, trends in the Company's loan portfolio delinquency, losses and recoveries, level of under performing and nonperforming loans, and concentrations of loans in any one industry.

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2002, MSR's had a carrying value of $2.4 million.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2002 Compared to Quarter Ended September 30, 2001

General
The Company reported net income of $2,591,000 for the quarter ended September
30, 2002, compared to $2,364,000 for the quarter ended September 30, 2001, an increase of $227,000 or 9.6%. Basic earnings per common share for the current quarter were $0.60 compared to $0.53 for the quarter ended September 30, 2001.
Diluted earnings per common share were $0.57 for the quarter ended September 30,
2002 compared to $0.51 for the quarter ended September 30, 2001.

Net Interest Income
Net interest income before provision for loan losses increased by $374,000 or
6.0% for the quarter ended September 30, 2002, compared to the quarter ended
September 30, 2001. This increase was due to a combination of factors, including a 17 basis point, (a basis point is defined as 1/100th of a percent), increase in the net interest margin to average interest earning assets due to the cost of funds dropping more rapidly than the drop in yields of interest earning assets.
Another factor increasing net interest income was the result of interest earning asset growth.

The provision for loan losses increased $154,000 for the quarter ended September
30, 2002, compared to the quarter ended September 30, 2001. At September 30,
2002, the loan loss allowance covered 105.2% of non-performing loans, real estate owned and other repossessed assets. The charge to the loan loss provision reflects two primary factors, economic trends in the Bank's market area and the continuing changes in the Bank's portfolio loan mix. Unfavorable economic trends include increased bankruptcies and unemployment rates. Additionally, the Bank's mix of portfolio loans continues to increase the commercial real estate and commercial portfolio as a percentage of the total loan portfolio. Generally, commercial loans involve greater risk of loss to the Bank than residential loans. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers and in the case of commercial real estate loans, repayment is normally dependent on the successful operation of the related project and may be subject to adverse conditions in the real estate market or in the general economy. See the Critical Accounting Policies,
Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses. (In thousands)

Quarter ending September 30:          2002        2001
---------------------------------   -------     -------
Allowance beginning balance .....   $ 6,451     $ 5,690
Provision for loan losses .......       460         306
Charge-offs .....................      (192)       (189)
Recoveries ......................        14          13
                                    -------     -------
Loan Loss Allowance .............   $ 6,733     $ 5,820
                                    =======     =======

Allowance to Total Loans ........     1.01%        .85%
Allowance to Nonperforming Assets      105%         63%

Interest Income
Total interest income for the three-month period ended September 30, 2002, decreased $1,891,000, or 12.5%, over the same period of the prior year. This decrease is primarily the result of a 99 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended
September 30, 2002 as compared to the quarter ended September 30, 2001. The weighted average interest rate earned on interest earning assets declined because market rates in general declined. This decline is reflected in the quarterly average of the one-year constant maturity treasury rate, which fell
43.4% from 3.4%, for the quarter ended September 30, 2001, to 1.9%, for the quarter ended September 30, 2002. This decrease in rates caused adjustable rate assets to automatically reprice to lower rates. Additionally, fixed rate loans refinanced into lower rate loans.

Interest Expense
Total interest expense for the three-month period ended September 30, 2002 decreased $2,265,000, or 25.3%, as compared to the same period a year ago. The factor that caused the decrease in interest expense mirrors the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined 114 basis points in the quarter ended September 30, 2002, as compared to the quarter ended September 30, 2001.

Other Income
Total other income for the three-month period ended September 30, 2002, increased $396,000 or 16.2% over the same period a year ago. This increase was primarily the result of an increase of $513,000 from the gain on sale of loans.
The lower loan rates experienced in the quarter ended September 30, 2002 as compared to the quarter ended September 30, 2001 resulted in increased refinancing activity, causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans.

Additionally, income from joint ventures increased $195,000 for the three months ended September 30, 2002, as compared to the three months ended September 2001.
This increase was due to two factors. In the quarter ended September 30, 2001 the Bank recorded a $171,000 impairment charge on one of the joint venture properties. In addition, a small increase in joint venture property sales occurred in the quarter ended September 30, 2002 compared to property sales in the quarter ended September 30, 2001.

A factor decreasing other income was a $289,000 reduction in servicing income for the quarter ended September 30, 2002, as compared to the quarter ended
September 30, 2001. In the quarter ended September 30, 2002 the average rate on
15 and 30 year fixed rate sold loans declined to 6.0% and 6.5%, respectively, from an average rate on 15 and 30 year fixed rate sold loans of 6.6% and 7.1%, respectively, for the previous quarter ended June 30, 2002. This declining rate scenario, which led to increased mortgage prepayment speeds were the primary factors which resulted in a $369,000 impairment charge to the Bank's mortgage servicing rights portfolio in the quarter ended September 30, 2002.

An additional factor reducing other income for the three months ended September
30, 2002, was an $86,000 decrease in the gain on sale of securities, which was the result of a $90,000 gain incurred in the three months ended September 30,
2001, due to restructuring the portfolio, compared with a $4,000 gain realized in the three months ended September 30, 2002.

Other Expenses
Total other expenses for the three-month period ended September 30, 2002, increased $216,000 or 4.7% over the same period ended September 30, 2001. This increase is primarily due to the increase in compensation and employee benefits.
An increase of $296,000 in compensation and employee benefits for the two comparative quarters was the result of several factors. These factors included increased health insurance costs, increased funding required for the Bank's pension plans and normal salary increases.

FINANCIAL CONDITION:
Total assets increased $22,879,000 from June 30, 2002, to September 30, 2002.
The majority of this increase is reflected in loans held for sale which increased $20,833,000 during the three month period ended September 30, 2002.
Additionally, deposits reflected growth of $20,462,000 for the same period.
Shareholders' equity increased $488,000 during the same period. Retained earnings increased $2,591,000 from net income and decreased $643,000 for dividends paid and $1,229,000 from the repurchase of 55,000 shares of the company's stock. Common stock remained the same due to the $82,000 increase from exercises of common stock options being offset by an $82,000 decrease from the repurchase of Company stock. The Company had accumulated other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $81,000 for the three months ended September 30, 2002. Additionally, the Company had an accumulated other comprehensive loss, net of tax, from the change in fair value of a cash flow hedge of $150,000 for the same three month period.

At September 30, 2002, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                                        As of September 30, 2002
                                         (Dollars in Thousands)
                                                                        To be "Well-
                                                                      Capitalized" under
                                                         Minimum      Prompt Corrective
                                       Actual         Requirements    Action Provisions
                                  Amount    Ratio    Amount    Ratio   Amount    Ratio
Consolidated
    Tier I Capital to Risk-
      Weighted Assets............ $75,560   11.34%   $26,659   4.00%   $39,988    6.00%
    Total Risk-Based Capital to
      Risk-Weighted Assets....... $82,293   12.35%   $53,318   8.00%   $66,647   10.00%
    Tier I Leverage Ratio........ $75,560    8.75%   $34,558   4.00%   $43,198    5.00%
HomeFederal Bank
    Tier I Capital to Risk-
      Weighted Assets............ $85,296   12.82%   $26,614   4.00%   $39,921    6.00%
    Total Risk-Based to
      Risk-Weighted Assets....... $92,029   13.83%   $53,228   8.00%   $66,535   10.00%
    Tier I Leverage Ratio........ $85,296    9.87%   $34,552   4.00%   $43,190    5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At September 30,
2002, the Bank had $174,135,000 in such borrowings. In addition, at September
30, 2002, the Bank had commitments to fund loan originations of $44,941,000, unused home equity lines of credit of $76,389,000 and unused commercial lines of credit of $30,348,000, as well as commitments to sell loans of $77,573,000. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended September 30, 2002 is not materially different from the results presented on page 12 of the annual report for fiscal year 2002.

Item 4. Controls and Procedures

     (a) Evaluation of disclosure  controls and procedures.  The Company's chief
executive   officer  and  chief   financial   officer,   after   evaluating  the
effectiveness of the Company's disclosure controls and procedures (as defined in
Sections  13a-14(c)  and  15d-14(c) of the  Securities  Exchange Act of 1934, as
amended),  as of November 12, 2002 (the "Evaluation Date") within 90 days before the  filing  date  of  this  quarterly  report,  have  concluded  that as of the
Evaluation Date, the Company's  disclosure controls and procedures were adequate and are  designed to ensure that  material  information  relating to the Company would be made known to such officers by others within the Company.

     (b) Changes in internal controls.  There were no significant changes in the
Company's internal controls or in other factors that could significantly  affect these controls subsequent to the Evaluation Date.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders.

N/A

Item 5. Other information

Effective October 1, 2002 Home Federal Savings Bank changed the Company's bank subsidiary's name to HomeFederal Bank. There has been no merger, change of ownership, or change in management of any kind. The name change was made because the bank became a commercial bank last year and is operating more and more like commercial banks.

Item 6. Exhibits and Reports on Form 8-K

On September 24, 2002, Home Federal Bancorp of Columbus, Indiana filed Form 8-K, concerning the determination by the Board of Directors to change the Company's fiscal year end. The Company's new fiscal year will end each year on December
31. Home Federal Bancorp will file a report on Form 10-K for the six-month period ending December 31, 2002.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                  Home Federal Bancorp

DATE: November 12, 2002           /S/ Lawrence E. Welker
                                  Lawrence E. Welker, Executive Vice President,
                                  Treasurer, and Chief Financial Officer

                                  CERTIFICATION

I,    John K. Keach, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Federal Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002

                                           /s/ John K. Keach, Jr.
                                           Chief Executive Officer

                                  CERTIFICATION

I,    Lawrence E. Welker, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Home Federal Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date ;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 12, 2002

                                                   /s/ Lawrence E. Welker
                                                   Chief Financial Officer

                                  CERTIFICATION

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

         Signed this 12th day of November 2002.

/s/ Lawrence E. Welker                        /s/ John K. Keach, Jr.
(Signature of Authorized Officer)             (Signature of Authorized Officer)

Lawrence E. Welker                            John K. Keach, Jr.
(Typed Name)                                  (Typed Name)

Chief Financial Officer                       Chief Executive Officer
(Title)                                       (Title)