Form 10-K
period 2002-12-31
HOME FEDERAL BANCORP
filed 2003-03-28
CIK 867493

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

     [ ] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended December 31, 2002

                                       or

     [x] Transition report pursuant to Section 13 or 15(d) or the Securities
         Exchange Act of 1934

           For the transition period from July 1, 2002 to December 31, 2002

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

     Indicate by check mark whether the Registrant is an  accelerated  filer (as defined in Rule 12b-2 of the Act. YES __X___ NO ______

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 28, 2002, was $87.0 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 3, 2003, was 4,234,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the six months ended December
31, 2002, are incorporated into Part II. Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 22, 2003, are incorporated into Part I and Part III.

                            Exhibit Index on Page 35
                               Page 2 of 38 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX

Forward Looking Statements                                                     4

Item 1.    Business                                                            4

Item 2.    Properties                                                         27

Item 3.    Legal Proceedings                                                  28

Item 4.    Submission of Matters to a Vote of Security Holders                28

Item 4.5   Executive Officers of Home Federal Bancorp                         28

Item 5.    Market for Registrant's Common Equity and Related
           Stockholder Matters                                                29

Item 6.    Selected Financial Data                                            31

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          31

Item 7.A   Quantitative and Qualitative Disclosures About Market Risk         31

Item 8.    Financial Statements and Supplementary Data                        31

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           31

Item 10.   Directors and Executive Officers of the Registrant                 31

Item 11.   Executive Compensation                                             31

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    31

Item 13.   Certain Relationships and Related Transactions                     31

Item 14.   Controls and Procedures                                            32

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   32

Signatures                                                                    33

Certifications                                                                34

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

                                     PART I

Item 1.  Business

General

     Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized as a bank holding company authorized to engage in activities permissible for a financial holding company. The principal asset of the Company consists of 100% of the issued and outstanding capital stock of HomeFederal Bank
("HomeFederal" or the "Bank").

     HomeFederal Bank began operations in Seymour, Indiana under the name New
Building and Loan Association in 1908, and received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On
November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January
14, 1988, Home Federal Savings Bank converted to stock form and on March 1,
1993, Home Federal Savings Bank reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal Savings Bank. On
December 31, 2001 Home Federal Savings Bank completed a charter conversion to an
Indiana commercial bank, which is a member of the Federal Reserve System. On
September 24, 2002, the Company announced a change in its fiscal year end from
June 30 to December 31.

     On October 22, 2002, Home Federal Savings Bank changed its name to
HomeFederal Bank. HomeFederal Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, sixteen full service branches located in south central Indiana, a loan production office located in greater Indianapolis and the STAR network of automated teller machines at fifteen locations in Seymour, Columbus, North Vernon, Salem, Madison,
Bloomington, Edinburgh, Shelbyville and Batesville. As a result, HomeFederal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley,
Decatur, Monroe, Marion and Washington Counties in Indiana. HomeFederal also participates in the nationwide electronic funds transfer networks known as Plus
System, Inc. and Cirrus System.

     Online banking and telephone banking are also available to HomeFederal Bank customers. Online banking services are accessed through the Company's website,
www.homf.com. In addition to online banking services, the Company also makes available, free of charge at the website, the Company's annual report on Form
10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those report filed pursuant to Section 13(a) or 15(d) of the
Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC. The information on the Company's website is not incorporated into this Form 10-K.

     Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services. HomeFederal Bank directly and, through its service corporation subsidiary, indirectly offers a wide range of consumer and commercial community banking services. These services include: (i)
residential and commercial real estate loans; (ii) NOW checking accounts; (iii)
regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii)
business credit cards; (viii) annuity and life insurance products; (ix)
Individual Retirement Accounts and Keogh plans; (x) commercial loans; (xi) trust services: and (xii) commercial demand deposit accounts.

     HomeFederal Bank's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. These loans are generally secured by first mortgages on the property and constituted 29.9% of the Bank's loans at December 31, 2002.
Virtually all of the real estate loans originated by HomeFederal Bank are secured by properties located in Indiana, although HomeFederal Bank has authority to make or purchase real estate loans throughout the United States. In addition, HomeFederal Bank makes secured and unsecured consumer related loans
(including consumer auto loans, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At December 31, 2002, approximately 18.2% of its loans were consumer-related loans and 28.1% of its loans were commercial mortgage and multi-family loans. HomeFederal Bank also makes construction loans, which constituted 9.6% of HomeFederal Bank's loans at December 31, 2002. Finally,
HomeFederal Bank makes commercial loans, which constituted 13.8% of its loans at
December 31, 2002.

Lending Activities

Loan Portfolio Data

     The following two tables set forth the  composition of  HomeFederal  Bank's loan porfolio by loan type and security  type as of the dates  indicated.  The third  table  represents a reconciliation  of  gross  loans  receivable  after consideration of undisbursed portions of loans in process, deferred loans, and the allowance for loan losses.

                                             ----------------------------------------------------------------------------------------------------------------------------
                                                 Dec 31, 2002        June 30, 2002         June 30, 2001        June 30, 2000        June 30, 1999        June 30, 1998
                                               Amount   Percent     Amount   Percent      Amount   Percent      Amount   Percent    Amount   Percent     Amount   Percent
                                               ------   -------     ------   -------      ------   -------      ------   -------    ------   -------     ------   -------
TYPE OF LOAN                                                                                    (Dollars in Thousands)
First mortgage loans:
     One-to-four family residential loans    $ 195,255    29.9%   $ 214,565    32.6%    $ 270,124    38.2%   $ 282,555    41.3%   $ 248,846    41.0%   $ 268,133    43.6%
     Commercial and multi-family               183,369    28.1%     172,495    26.2%      153,169    21.6%     102,974    15.1%     107,908    17.8%      97,469    15.8%
     Loans on property under construction       63,017     9.6%      54,639     8.3%       67,789     9.6%      89,248    13.0%      65,997    10.9%      77,227    12.5%
     Loans on unimproved acreage                 2,795     0.4%       4,712     0.7%        5,017     0.7%      17,440     2.5%      11,611     1.9%       4,664     0.8%
Second mortgage, home equity                    80,274    12.3%      85,819    13.0%       94,140    13.3%      85,300    12.5%      68,873    11.3%      65,321    10.6%
Commercial loans                                90,063    13.8%      86,435    13.1%       74,687    10.5%      60,948     8.9%      56,956     9.4%      50,890     8.3%
Consumer loans                                   4,681     0.7%       4,535     0.7%        5,864     0.8%       9,446     1.4%       9,250     1.5%      10,347     1.7%
Auto loans                                      25,149     3.8%      25,355     3.9%       25,852     3.6%      22,587     3.3%      21,764     3.6%      23,194     3.8%
Mobile home loans                                5,834     0.9%       6,625     1.0%        8,308     1.2%       9,963     1.5%      12,048     2.0%      14,349     2.3%
Savings accounts loans                           3,018     0.5%       3,092     0.5%        3,738     0.5%       3,625     0.5%       3,826     0.6%       4,071     0.7%
                                             ------------------   ------------------    ------------------   ------------------   ------------------   ------------------
     Gross loans receivable                  $ 653,455   100.0%   $ 658,272   100.0%    $ 708,688   100.0%   $ 684,086   100.0%   $ 607,079   100.0%   $ 615,665   100.0%
                                             ==================   ==================    ==================   ==================   ==================   ==================
TYPE OF SECURITY
Residential:
     One-to-four family                      $ 293,886    45.0%   $ 320,256    48.6%    $ 388,770    55.0%   $ 409,174    59.9%   $ 347,049    57.2%   $ 366,319    59.5%
     Multi-dwelling units                       22,767     3.5%      29,640     4.5%       34,008     4.8%      32,937     4.8%      30,358     5.0%      19,003     3.1%
Commercial real estate                         205,262    31.4%     177,622    27.0%      162,444    22.9%     117,966    17.2%     114,217    18.8%     122,828    20.0%
Commercial                                      90,063    13.8%      86,435    13.1%       74,687    10.5%      60,948     8.9%      56,956     9.4%      50,890     8.3%
Mobile home                                      5,834     0.9%       6,625     1.0%        8,308     1.2%       9,963     1.5%      12,048     2.0%      14,349     2.3%
Savings account                                  3,018     0.5%       3,092     0.5%        3,738     0.5%       3,625     0.5%       3,826     0.6%       4,071     0.7%
Auto                                            25,149     3.8%      25,355     3.9%       25,852     3.6%      22,587     3.3%      21,764     3.6%      23,194     3.8%
Other consumer                                   4,681     0.7%       4,535     0.7%        5,864     0.8%       9,446     1.4%       9,250     1.5%      10,347     1.7%
Land acquisition                                 2,795     0.4%       4,712     0.7%        5,017     0.7%      17,440     2.5%      11,611     1.9%       4,664     0.8%
                                             ------------------   ------------------    ------------------   ------------------   ------------------   ------------------
     Gross loans receivable                  $ 653,455   100.0%   $ 658,272   100.0%    $ 708,688   100.0%   $ 684,086   100.0%   $ 607,079   100.0%   $ 615,665   100.0%
                                             ==================   ==================    ==================   ==================   ==================   ==================

LOANS RECEIVABLE-NET
Gross loans receivable                       $ 653,455   103.9%   $ 658,272   104.2%    $ 708,688   105.1%   $ 684,086   104.9%   $ 607,079   103.4%   $ 615,665   105.8%
Deduct:
Undisbursed portion of loans in process        (16,856)   -2.7%     (19,498)   -3.1%      (27,999)   -4.2%     (26,628)   -4.1%     (15,285)   -2.6%     (28,691)   -4.9%
Deferred net loan fees                            (544)   -0.1%        (508)   -0.1%         (447)   -0.1%        (502)   -0.1%        (527)   -0.1%        (691)   -0.1%
Allowance for loan losses                       (7,172)   -1.1%      (6,451)   -1.0%       (5,690)   -0.8%      (4,949)   -0.8%      (4,349)   -0.7%      (4,243)   -0.7%
                                             ------------------   ------------------    ------------------   ------------------   ------------------   ------------------
     Net loans receivable                    $ 628,883   100.0%   $ 631,815   100.0%    $ 674,552   100.0%   $ 652,007   100.0%   $ 586,918   100.0%   $ 582,040   100.0%
                                             ==================   ==================    ==================   ==================   ==================   ==================

     The following tables  summarize the contractual  maturities for HomeFederal
Bank's   loan   portfolio   (including    participations   and   mortgage-backed
certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                               Balance                      Maturities in Fiscal
                             Outstanding                                    2006      2008       2013       2017
                           At December 31,                                   to        to         to        and
                                2002       2003        2004      2005       2007      2012       2017    thereafter
                                ----       ----        ----      ----       ----      ----       ----    ----------
                                                                (In Thousands)

Real estate ..............   $381,419   $  8,076   $  2,611   $  1,172   $ 17,149   $108,141   $ 57,785   $186,485
      Mortgage-backed
      certificates,
      collateralized
      mortgage obligations     53,593         --        180         --      1,999      6,521     12,870     32,023
Construction Loans .......     63,017     14,234      9,558      5,949      5,808      5,544      3,640     18,284
Commercial loans .........     90,063     44,325      8,628     10,527     11,291     10,134      2,086      3,072
Other loans ..............    118,956      9,048      8,137     13,677     45,114     20,036     11,386     11,558
                             --------   --------   --------   --------   --------   --------   --------   --------
      Total ..............   $707,048   $ 75,683   $ 29,114   $ 31,325   $ 81,361   $150,376   $ 87,767   $251,422
                             ========   ========   ========   ========   ========   ========   ========   ========

Interest Rate Sensitivity:
                                            Due After December 31, 2003
                                            ---------------------------
                                             Fixed    Variable Rate
                                             Rate     and Balloon
                                            --------   --------
                                               (In Thousands)

Real estate .............................   $ 38,971   $334,372
      Mortgage-backed certificates,
      collateralized mortgage obligations     53,339        254
Construction Loans ......................        484     48,299
Commercial loans ........................     16,428     29,310
Other loans .............................     71,897     38,011
                                            --------   --------

      Total .............................   $181,119   $450,246
                                            ========   ========

Residential Mortgage Loans

     HomeFederal Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. HomeFederal Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in HomeFederal Bank's portfolio are primarily conventional loans. As of December 31, 2002, $215.3 million, or 32.9%, of HomeFederal Bank's total loan portfolio consisted of residential first mortgage loans, $195.3 million, or 29.9%, of which were secured by one- to four-family homes.

     Many of the residential mortgage loans currently offered by HomeFederal
Bank have adjustable rates. These loans generally have interest rates which adjust (up or down) semi-annually or annually, with maximum rates which vary depending upon when the loans are written and contractual floors and ceilings.
The adjustment for the majority of these loans is currently based upon the weekly average of the one-year Treasury constant maturity rate.

     The rates offered on HomeFederal Bank's adjustable-rate and fixed-rate residential mortgage loans are competitive with the rates offered by other financial institutions in its south central Indiana market area.

     Although HomeFederal Bank's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancing, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.

     All of the residential mortgages HomeFederal Bank currently originates include "due on sale" clauses, which give HomeFederal Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid. HomeFederal Bank utilizes the due on sale clause as a means of protecting the funds loaned by insuring payoff on sale of the property collateralizing the loan.

     Under applicable banking policies, HomeFederal Bank must establish loan-
to-value ratios consistent with supervisory loan-to-value limits. The supervisory limits are 65% for raw land loans, 75% for land development loans,
80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property. However, for any such loan with a loan-to-value ratio that exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of
HomeFederal Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

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

Commercial Mortgage Loans

     At December 31 2002, 35.1% of HomeFederal Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate, of which 6.8%
were commercial construction loans. These properties consisted primarily of apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an 85%
loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by HomeFederal Bank's Board of Directors. The largest such loan as of December 31, 2002 had a balance of $4.9 million. At that date, all of HomeFederal Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

     Generally, commercial mortgage loans involve greater risk to HomeFederal
Bank than residential loans. Commercial mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the general economy.

Construction Loans

     HomeFederal Bank offers conventional short-term construction loans. At
December 31 2002, 9.6% of HomeFederal Bank's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.
Construction normally must be completed in six months for residential loans. The largest such loan on December 31, 2002 was $8.8 million.

Consumer Loans

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $119.0 million on December 31, 2002 or approximately
18.2% of HomeFederal Bank's total loan portfolio.

     Second mortgage loans are made for terms of 1 - 15 years, and are fixed-rate and variable rate line of credit loans. HomeFederal Bank's minimum for such loans is $5,000. HomeFederal Bank will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of December 31,
2002, HomeFederal Bank had $39.3 million of second mortgage loans, which equaled
6.0% of its total loan portfolio. HomeFederal Bank markets home equity credit lines, which are adjustable-rate loans. As of December 31, 2002, HomeFederal
Bank had $41.0 million drawn on its home equity loans, or 6.3% of its total loan portfolio, with $77.8 million of additional credit available to its borrowers under existing home equity loans.

     Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of December 31,
2002, $25.1 million, or 3.8%, of HomeFederal Bank's total loan portfolio consisted of automobile loans.

     As of December 31, 2002, $5.8 million, or 0.9%, of HomeFederal Bank's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000.00 of the sales price, with a maximum term of 15 years. On new mobile home loans, HomeFederal Bank requires a loan-to-value ratio of 125% of the manufacturer's invoice price plus sales tax or 90% of the actual sales price, whichever is lower. Also, HomeFederal Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

     Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to HomeFederal Bank's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of December 31, 2002, $3.0 million, or 0.5%, of HomeFederal Bank's total loan portfolio consisted of savings account loans.

     Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are believed to be helpful in HomeFederal Bank's asset/liability management.

Commercial Loans

     Collateral for HomeFederal Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of December 31, 2002, $90.1 million, or 13.8%, of HomeFederal Bank's total loan portfolio consisted of commercial loans.

Origination, Purchase and Sale of Loans

     HomeFederal Bank originates residential loans in conformity with standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("FHLMC")
and the Federal National Mortgage Association ("FNMA") to assure maximum eligibility for possible resale in the secondary market. Although HomeFederal
Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the central and south central Indiana area. HomeFederal Bank's loan originations are generated primarily from referrals from real estate brokers, builders, developers and existing customers, newspaper, radio and periodical advertising and walk-in customers. HomeFederal Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.

     HomeFederal Bank studies the employment, credit history, and information on the historical and projected income and expenses of its individual mortgagors to assess their ability to repay its mortgage loans. Additionally, HomeFederal Bank utilizes Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter as
origination, processing, and underwriting tools. It uses its staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance evidencing HomeFederal Bank's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. HomeFederal Bank requires fire and extended coverage insurance in amounts at least equal to the principal amount of the loan. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which HomeFederal Bank makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

     The procedure for approval of loans on property under construction is the same as for residential mortgage loans, except that the appraisal obtained evaluates the building plans, construction specifications and estimates of construction costs, in conjunction with the land value. HomeFederal Bank also evaluates the feasibility of the construction project and the experience and track record of the builder or developer.

     Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

     In order to generate loan fee and servicing income and recycle funds for additional lending activities,  HomeFederal  Bank  seeks to sell  loans in the
secondary  market. Loan  sales  can  enable   HomeFederal  Bank  to  recognize
significant  fee income and to reduce  interest  rate risk while  meeting  local market demand.  HomeFederal Bank sold $208.3 million of fixed-rate loans in the fiscal year ended December 31, 2002. HomeFederal  Bank's current lending policy is to sell fixed-rate  residential mortgage loans exceeding 10 year maturities.
In  addition,   when  in  the  opinion  of  management  cash  flow  demands  and asset/liability  concerns  warrant, HomeFederal  Bank  will  consider  keeping fixed-rate  loans with 15 year  maturities.  Typically  HomeFederal Bank retains adjustable-rate loans in  portfolio. HomeFederal  Bank may sell  participating interests in commercial  real estate loans in order to share the risk with other lenders.  Mortgage loans  held for sale are  carried at lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's  Administration  ("VA"),  Federal Housing  Administration
("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

     When loans are sold, HomeFederal Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and real estate tax payments are made on behalf of borrowers, and otherwise servicing the loans. HomeFederal Bank receives a servicing fee for performing these services.
The amount of fees received by HomeFederal Bank varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At December 31, 2002, HomeFederal Bank serviced $564.9 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

     Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable HomeFederal Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally does servicing of loans purchased. At December 31, 2002, others serviced approximately 3.6% or $23.5 million, of HomeFederal Bank's gross loan portfolio.

     The following table shows loan activity for HomeFederal Bank during the periods indicated:

                                                                 Dec 31, 2002  June 30, 2002 June 30, 2001 June 30, 2000

                                                                                 (Dollars in Thousands)

Gross loans receivable at beginning of periods .................   $ 658,272    $ 708,688    $ 684,086    $ 607,079
                                                                   ---------    ---------    ---------    ---------
     Loans Originated:
     Mortgage loans and contracts:
          Construction loans:
               Residential .....................................      16,254       28,970       38,838       51,992
               Commercial ......................................      20,627       29,468       48,752       18,889
          Permanent loans:
               Residential .....................................      35,142      124,902      138,016      127,636
               Commercial ......................................      17,506       32,874       29,723       13,936
          Refinancing ..........................................     205,771      202,000       83,017       32,104
          Other ................................................         262        1,321        1,515          844
                                                                   ---------    ---------    ---------    ---------
               Total ...........................................     295,562      419,535      339,861      245,401

     Commercial ................................................      29,321       50,382       50,060       45,816
     Consumer ..................................................      13,610       28,598       37,155       36,555
                                                                   ---------    ---------    ---------    ---------
          Total loans originated ...............................     338,493      498,515      427,076      327,772

     Loans purchased:
          Residential ..........................................          --           --          441           --
          Other ................................................       7,384        4,271        8,694        4,044
                                                                   ---------    ---------    ---------    ---------
               Total loans originated and purchased ............     345,877      502,786      436,211      331,816

     Real estate loans sold ....................................     208,264      260,022      132,517       46,082
     Loan repayments and other deductions ......................     142,430      293,180      279,092      208,727
                                                                   ---------    ---------    ---------    ---------
          Total loans sold, loan repayments and other deductions     350,694      553,202      411,609      254,809

     Net loan activity .........................................      (4,817)     (50,416)      24,602       77,007
                                                                   ---------    ---------    ---------    ---------
     Gross loans receivable at end of period ...................     653,455      658,272      708,688      684,086
     Adjustments ...............................................     (24,572)     (26,457)     (34,136)     (32,079)
                                                                   ---------    ---------    ---------    ---------
     Net loans receivable at end of period .....................   $ 628,883    $ 631,815    $ 674,552    $ 652,007
                                                                   =========    =========    =========    =========

     A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds
15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that
HomeFederal Bank could have loaned to one borrower and the borrower's related entities at December 31, 2002, under the 15% of capital limitation was $14.1 million. At that date, the highest outstanding balance of loans by HomeFederal
Bank to one borrower and related entities was approximately $11.8 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

     HomeFederal Bank realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services.
HomeFederal Bank charges origination fees that range from 0% to 1.0% of the loan amount. HomeFederal Bank also charges processing fees of $150 to $225, underwriting fees from $0 to $150 and a $50 fee for any loan closed by
HomeFederal Bank personnel. In addition, HomeFederal Bank makes discount points available to customers for the purpose of buying the rate down. The points vary from loan to loan and are quoted on an individual basis. In accordance with
Financial Accounting Boards Statement No. 91, Accounting for Non Refundable Fees
and Costs Associated with Originating or Acquiring Loans and Initial Direct
Costs of Leases, the Bank amortizes costs and fees associated with originating a loan, over the life of the loan as an adjustment to the yield earned on the loan. Late charges are assessed fifteen days after payment is due.

Non-performing Assets

     HomeFederal Bank assesses late charges on mortgage loans if a payment is not received by the 15th day following its due date. Any borrower whose payment was not received by this time is mailed a past due notice. At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific loan service representative. The loan service representative will attempt to make contact with the customer via a phone call to resolve any problem that might exist. If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the
25th day following a specific due date. Between the 30th and 45th day following any due date, or at the time a second payment has become due, if no contact has been made with the customer, a personal visit will be conducted by a Loan
Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan. Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

     When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, HomeFederal Bank will make a determination of how to proceed to protect the interests of both the customer and HomeFederal Bank. It may be necessary for the borrower to attempt to sell the property at HomeFederal Bank's request. If a resolution cannot be arranged, HomeFederal Bank will consider avenues necessary to obtain title to the property which include foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate. However, HomeFederal Bank attempts to avoid taking title to the property if at all possible.

     HomeFederal Bank has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. HomeFederal Bank performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

     On December 31, 2002, HomeFederal Bank held $1.5 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition and any subsequent write down resulting from this is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

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

     Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by HomeFederal Bank on how to proceed. When a consumer loan reaches 90 days past due HomeFederal Bank determines the loan-to-value ratio by performing an inspection of the collateral (if any).
HomeFederal Bank may initiate action to obtain the collateral, (if any) or collect the debt through available legal remedies. Collateral obtained as a result of loan default is retained by HomeFederal Bank as an asset until sold or otherwise disposed.

     The table below sets forth the amounts and categories of HomeFederal Bank's non-performing assets (non-accrual loans, loans past due 90 days or more, real estate owned and other repossessed assets) for the last five years. It is the policy of HomeFederal Bank that all earned but uncollected interest on conventional loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible, for any portion that is due but uncollected for a period in excess of 90 days.

     The determination is based upon factors such as the amount outstanding of the loan as a percentage of the appraised value of the property and the delinquency record of the borrower.

Non-performing Assets:           Dec 31, 2002   June 30, 2002   June 30, 2001  June 30, 2000  June 30, 1999    June 30, 1998
                                -------------  --------------  -------------- -------------- ---------------  --------------
Loans:
  Non-accrual ................      $3,264          $2,281          $6,351        $2,422          $3,509          $3,992
  Past due 90 days or more ...       1,166           1,110            --            --              --              --
  Restructured loans .........         316             374             879           632              61            --
Total non-performing loans ...       4,746           3,765           7,230         3,054           3,570           3,992
  Real estate owned, net (1) .       1,416           2,168           1,238         1,210           1,936             117
  Other repossessed assets,net          56              71              60            25             114             125
------------------------------      ------          ------          ------        ------          ------          ------
Total non-performing assets ..      $6,218          $6,004          $8,528        $4,289          $5,620          $4,234
                                    ======          ======          ======        ======          ======          ======

Total non-performing assets to        .70%            .70%            .99%          .52%            .75%           0.59%
     Total assets (2)
Loans with allowance for
     uncollected  interest ...      $3,343          $2,295          $6,440        $2,422          $3,509          $3,993

(1)  Refers to real estate acquired by HomeFederal Bank through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)  At December 31, 2002, 46.9% of HomeFederal Bank's non-performing assets consisted of residential mortgage loans, 9.7% consisted of home equities/second mortgages, 2.2% consisted of commercial real estate loans,
     9.1% consisted of commercial loans, 3.3% consisted of consumer-related loans, 5.1% consisted of restructured loans, 11.6% consisted of residential real estate owned, 11.2% consisted of commercial real estate owned and .9%
     consisted of other repossessed assets.

     For the year ended December 31, 2002, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $168,000 compared to actual income recorded of $83,000. At December 31,
2002, HomeFederal Bank had approximately $6.0 million in loans that were 30-89 days past due.

Investments

     HomeFederal Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At December 31, 2002, June 30,
2002, 2001, and 2000, HomeFederal Bank had approximately $143.8 million, $138.0 million, $97.2 million and $107.2 million in investments, respectively.

     HomeFederal Bank's investment portfolio is managed by its officers in accordance with an investment policy approved by the Board of Directors. The
Board reviews all transactions and activities in the investment portfolio on a monthly basis. HomeFederal Bank does not purchase corporate debt securities which are not rated in one of the top four investment grade categories by one of several generally recognized independent rating agencies. HomeFederal Bank's investment strategy has enabled it to (i) shorten the average term to maturity of its assets, (ii) improve the yield on its investments, (iii) meet federal liquidity requirements and (iv) maintain liquidity at a level that assures the availability of adequate funds.

     Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to its wholly owned subsidiary, Home
Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank's investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc. Home
Investments Inc's investment policy mirrors that of the Bank. At December 31,
2002 of the $143.8 million in consolidated investments owned by HomeFederal
Bank, $97.6 million was held by Home Investments, Inc.

Source Of Funds

General

     Deposits have traditionally been the primary source of funds of HomeFederal
Bank for use in lending and investment activities. In addition to deposits,
HomeFederal Bank derives funds from loan amortization, prepayments, borrowings from the FHLB of Indianapolis and income on earning assets. While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions and levels of competition.
Borrowings may be used to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded activities. See "-- Borrowings."

Deposits

     Consumer and commercial deposits are attracted principally from within
HomeFederal Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, savings accounts and commercial demand deposit accounts. HomeFederal Bank does not actively solicit or advertise for deposits outside of the counties in which its branches are located, with the exception of brokered deposits. Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate. To attract funds,
HomeFederal Bank may pay higher rates on larger balances within the same maturity class.

     Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, HomeFederal Bank would be deemed a well-capitalized institution. At
December 31, 2002 HomeFederal had $33.5 million in brokered deposits.

     An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or (ii) in the market area in which such deposits would otherwise be accepted.

     HomeFederal Bank on a periodic basis establishes interest rates paid, maturity terms, service fees and withdrawal penalties. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

The following table sets forth by nominal interest rate categories the composition of deposits of
HomeFederal Bank at the dates indicated:

                     Dec 31, 2002  June 30, 2002  June 30, 2001   June 30, 2000
                     ------------  -------------  -------------   -------------
                                       (Dollars in Thousands)
Non-interest bearing
  and below 1.99%       $325,605     $292,155       $ 95,143       $ 93,523
2.00% - 2.99% ...         72,379       60,575         43,853         44,859
3.00% - 3.99% ...         71,880       58,294        136,431            444
4.00% - 4.99% ...         74,978       64,302         73,376         65,362
5.00% - 5.99% ...         53,695       53,631         67,285        237,692
Over 6.00% ......         10,821       48,521        160,455        131,012
                        --------     --------       --------       --------
Total ...........       $609,358     $577,480       $576,543       $572,893
                        ========     ========       ========       ========

     The following table sets forth the change in dollar amount of deposits in the various accounts offered by HomeFederal Bank for the periods indicated.

                                                                                                 DEPOSIT ACTIVITY
                                                                                              (Dollars in Thousands)

                                Balance                         Balance                           Balance                           Balance
                                   at                              at                               at                                at
                                Dec 31,     % of    Increase    June 30,     % of     Increase    June 30,     % of    Increase     June 30,     % of   Increase
                                  2002    Deposits (Decrease)     2002     Deposits  (Decrease)     2001     Deposits  (Decrease)   2000      Deposits (Decrease)
                               -------------------------------------------------------------------------------------------------------------------------------
Withdrawable:
Non-interest bearing .......   $ 51,720     8.5%   $  1,836    $ 49,884       8.6%   $  8,561    $ 41,323       7.2%   $  1,828    $ 39,495       6.9%   $  3,963
Statement savings ..........     47,809     7.8%       (573)     48,382       8.4%      5,129      43,253       7.5%     (1,530)     44,783       7.8%     (3,243)
Money market savings .......    120,944    19.9%     (1,034)    121,978      21.1%     (9,536)    131,514      22.9%     23,084     108,430      18.9%      1,844
NOW ........................     73,690    12.1%      6,328      67,362      11.7%     13,543      53,819       9.3%       (108)     53,927       9.4%        887
                                 ------    ----       -----      ------      ----      ------      ------       ---        ----      ------       ---         ---

  Total Withdrawable .......    294,163    48.3%      6,557     287,606      49.8%     17,697     269,909      46.8%     23,274     246,635      43.1%      3,451
                                -------    ----       -----     -------      ----      ------     -------      ----      ------     -------      ----       -----

Certificates:
Less than one year .........     45,039     7.4%     17,864      27,175       4.7%    (13,453)     40,628       7.0%    (16,515)     57,143      10.0%    (30,356)
12 to 23 months ............     48,920     8.0%    (10,039)     58,959      10.2%    (65,886)    124,845      21.7%     (1,457)    126,302      22.0%     11,394
24 to 35 months ............    108,069    17.7%        661     107,408      18.6%     13,201      94,207      16.3%       (387)     94,594      16.5%     18,680
36 to 59 months ............     43,765     7.2%     16,206      27,559       4.8%     15,650      11,909       2.1%      1,701      10,208       1.8%     (1,700)
60 to 120 months ...........     69,402    11.4%        629      68,773      11.9%     33,728      35,045       6.1%     (2,966)     38,011       6.6%     (8,458)
                                 ------    ----         ---      ------      ----      ------      ------       ---      ------      ------       ---      ------
  Total certificate accounts    315,195    51.7%     25,321     289,874      50.2%    (16,760)    306,634      53.2%    (19,624)    326,258      56.9%    (10,440)
                                -------    ----      ------     -------      ----     -------     -------      ----     -------     -------      ----     -------
          Total deposits ...   $609,358   100.0%   $ 31,878    $577,480     100.0%   $    937    $576,543     100.0%   $  3,650    $572,893     100.0%   $ (6,989)
                               ========   =====    ========    ========     =====    ========    ========     =====    ========    ========     =====    ========

     The following table  represents,  by various interest rate categories,  the amounts of deposits  maturing during each of the three years following  December
31, 2002,  and the  percentage  of such  maturities to total  deposits.  Matured certificates  which have not been  renewed  as of  December  31,  2002 have been allocated based upon certain rollover assumptions.

                                                                 DEPOSIT MATURITIES
                                                               (Dollars in Thousands)

                                    1.99%      2.00%       3.00      4.00       5.00
                                      or         to          to        to         to       Over              Percent of
                                     less      2.99%       3.99%     4.99%      5.99%      6.00%     Total       Total
                                     ---------------------------------------------------------------------------------

Certificate accounts maturing in
the twelve-month period ending:

December 31, 2003                 $ 31,224   $ 60,248   $ 17,917   $ 21,670   $ 11,304   $  3,031   $145,394      46.1%
December 31, 2004                      217     11,017     50,872     10,075      4,415      2,087     78,683      25.0%
December 31, 2005                       --      1,111      1,373      9,521      4,379      3,986     20,370       6.5%
Thereafter ......                       --          2      1,718     33,714     33,597      1,717     70,748      22.4%
                                  --------   --------   --------   --------   --------   --------   --------     -----
Total ...........                 $ 31,441   $ 72,378   $ 71,880   $ 74,980   $ 53,695   $ 10,821   $315,195     100.0%
                                  ========   ========   ========   ========   ========   ========   ========     =====

     Included in the deposit  totals in the above table are saving  certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of HomeFederal Bank, excluding $33.5 million,  which were from brokered  deposits.  The following  table provides a maturity  breakdown at
December  31, 2002,  of  certificates  of deposits  with  balances  greater than
$100,000, by various interest rate categories.

                                                          ACCOUNTS GREATER THAN $100,000
                                                             (Dollars in Thousands)

                                      1.99%     2.00%     3.00       4.00          5.00
                                        or        to        to         to            to     Over               Percent of
                                       less     2.99%     3.99%      4.99%         5.99%    6.00%      Total        Total
                                       ----     -----     -----      -----         -----    -----      -----        -----
Certificate accounts maturing in
the twelve-month period ending:

December 31, 2003                   $ 10,626   $ 27,544   $  3,039   $  2,173   $  1,826   $  1,474   $ 46,682      43.9%
December 31, 2004                        103        241      9,564      6,236      1,094      1,019     18,257      17.2%
December 31, 2005                         --        816         --      6,156        426      2,360      9,758       9.2%
Thereafter ......                         --         --        100     15,590     15,214        797     31,701      29.8%
                                    --------   --------   --------   --------   --------   --------   --------     -----
Total ...........                   $ 10,729   $ 28,601   $ 12,703   $ 30,155   $ 18,560   $  5,650   $106,398     100.0%
                                    ========   ========   ========   ========   ========   ========   ========     =====

Borrowings

     HomeFederal Bank relies upon advances (borrowings) from the FHLB of
Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities. This facility has historically been HomeFederal Bank's major source of borrowings. Advances from the FHLB of Indianapolis are typically secured by HomeFederal Bank's stock in the FHLB of Indianapolis and a portion of HomeFederal Bank's mortgage loans.

     Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At December 31, 2002, HomeFederal Bank had advances totaling $171.6 million outstanding from the FHLB of Indianapolis.

     On June 1, 2000, the Company entered into a revolving note with LaSalle
Bank N.A. whereby the Company may borrow up to $12.5 million. The note was modified November 1, 2002 whereby the Company may borrow up to $17.5 million.
The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 150 basis points. The ninety-day LIBOR index on the date of the most recent December draw was 1.41%. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. Maturities of senior debt based on minimum scheduled payments as of December 31, 2002 are: 2003 - $2.0 million, 2004 - $4.6 million and 2006 - $7.6 million. The Company used the funds obtained to buy back shares of the Company's common stock. The assets of the Company collateralize the note. Under terms of the agreement, the Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. As of December 31, 2002, the Company was in compliance with the debt covenants.

     Effective February 13, 2001, the Company entered into three interest rate swap agreements with LaSalle Bank N.A. All derivatives, whether designated as a hedge, or not, are required to be recorded on the balance sheet at fair value.
The Company designates its fixed rate and variable rate interest rate swaps as fair value and cash flow hedge instruments, respectively. If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recorded in accumulated other comprehensive income (OCI), net of income taxes. In the first agreement with LaSalle Bank N.A. the Company will make fixed rate payments at 5.45% and receive variable rate payments at the three month
LIBOR on a notional amount of $2.0 million. The maturity date of the first swap agreement is May 1, 2003. In the second agreement the Company will make fixed rate payments at 5.6% and receive variable rate payments at the three month
LIBOR on a notional amount of $4.6 million. The maturity date of the second swap agreement is May 1, 2004. In the third agreement the Company will make fixed rate payments at 5.77% and receive variable rate payments at the three month
LIBOR on a notional amount of $4.6 million. The maturity date of the third swap agreement is February 1, 2006. The three interest rate swaps are settled on a net basis. The Company is exposed to credit loss in the event of nonperformance by LaSalle Bank N.A. for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the Company does not anticipate nonperformance by the counter party.

     Other than the FHLB advances and the Senior Debt, HomeFederal Bank's only borrowings in recent years have been short-term borrowings. The following table sets forth the maximum amount of each category of short-term borrowings
(borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

                                             Six Months                   Year Ended
                                               Ended
(Dollars in Thousands)                      Dec 31, 2002  June 30, 2002  June 30, 2001  June 30, 2000
                                            ------------  -------------  -------------  -------------
Official check overnight remittance            $ 4,727       $ 9,248      $ 4,961          $ 5,150
FHLB advances .....................            $31,400       $46,400      $73,500          $70,900
Money Order remittance ............            $    --       $    42      $    53          $    54
FHLB overnight remittance .........            $    --       $    --      $ 2,875          $ 2,325
Average amount of total
  short-term borrowings outstanding            $30,946       $40,385      $57,222          $39,878

     The following table sets forth the amount of short term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

 (Dollars in Thousands)        Dec 31, 2002    June 30, 2002      June 30, 2001     June 30, 2000
                               ------------    -------------      -------------     ------------------
FHLB advances:
        Amount...............  $    30,900     $     30,600       $     39,900      $     69,900
        Weighted average rate        6.0%             6.4%               5.8%              6.5%

Service Corporation Subsidiaries

     On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. One of
HomeFederal Bank's subsidiaries, Home Savings Corporation ("HSC"), is a partner in seven real estate development joint ventures for which exit strategies are either developed, or are currently being developed. HFB is currently mandated to divest itself of these activities by December 31, 2003, with three one-year extensions available, subject to regulatory approval. HSC, an Indiana corporation, is currently engaged in two types of activities: (i) real estate development and (ii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor.

     At December 31, 2002, HomeFederal Bank's aggregate investment in HSC, including loans, was $5.9 million. For the year ended December 31, 2002, HSC reported pretax income of $85,000 from these operations. HSC's office is located at 501 Washington Street, Columbus, Indiana. The consolidated statements of operations of HomeFederal Bank and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

     The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at December 31, 2002.
                                                                       Date
                                                                       HSC                        Loans from Home
                                                                      Entered                       Savings Corp.
                                                                      into the       Equity         Outstanding
Name                         Type of Project                         Project      Investment    December 31, 2002
Coventry Associates          Real Estate development                  8/31/89    $          -    $           -
                             in Seymour, Indiana
Heritage Woods II            Rental Apartment project of low income   11/15/89   $     53,000    $           -
                             housing (22 units)
Broadmoor North /Heathfield  Real estate development                  12/15/99   $  1,394,000    $   1,337,000
                             in Columbus, Indiana
McCulloughs Run              Real estate development                   7/1/94    $  1,810,000    $   1,661,000
                             in Columbus, Indiana
Crystal Lake at River Ridge  Single family homes in Indianapolis,     11/29/97   $    300,000    $     551,000
                             Indiana
Bloomington Technology       Industrial park in Bloomington, Indiana  11/10/97   $    500,000    $           -
Park, LLC
Courtyard Homes at           Single family homes in Indianapolis,      6/14/99   $  1,880,000    $   1,688,000
Sycamore Springs, LLC        Indiana

         HSC markets Raymond James Financial full-service securities brokerage services. For the year ended December 31, 2002, HSC received $317,000 in commissions from its Raymond James Financial activities.

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
The outstanding loan balance of $1.7 million as of December 31, 2002, reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

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
Warstler withdrew. An agreement was signed on August 13, 2001, with RN Thompson
Development Corporation to buy back the ten undeveloped lots owned by the LLC.
At December 31, 2002, three of these lots remained to be repurchased, per the agreement.

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

     On June 14, 1999, HSC entered into an LLC agreement with Curtis
Enterprises, Inc. to build 54 homes at Courtyard Homes at Sycamore Springs, a planned community in Indianapolis, Indiana. The LLC purchased the land and will develop lots and build the homes. HSC has provided a line of credit in the amount of $2 million to build the homes, and is entitled to one third of the profits from the home sales.

     In addition to the joint ventures that HSC participates in , the Company has another joint venture which is not a real estate development joint venture.
HomeFederal Bank organized another service corporation subsidiary under Indiana law, HomeFed Financial Corp, ("HFF"). As a result of HomeFederal Bank's charter conversion to a state commercial bank, HomeFederal Bank's subsidiary, HSC, was required to divest itself of its ownership interest in Consortium Partners. On
December 31, 2001, Home Federal Bancorp purchased HFF from HomeFederal Bank. On the same date, HFF purchased the investment in Consortium Partners from HSC. HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns
50% of the outstanding shares of the Family Financial Life Insurance Company of
New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of
Family Financial is owned proportionately by the partners of Consortium
Partners. Family Financial sells life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts. HFF receives
(1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers.
For the year ended December 31, 2002, HomeFederal Bank had income of $209,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

     HomeFederal Bank also organized a subsidiary under Nevada law, Home
Investments, Inc., ("HII"). Effective March 31, 2002, HomeFederal Bank
transferred the management of approximately $90 million in securities to HII.
Home Investments, Inc. holds, services, manages, and invests that portion of the
Bank's investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.'s, investment policy mirrors that of the Bank. At
December 31, 2002, of the $143.8 million in consolidated investments owned by
HomeFederal Bank, $97.6 million was held by Home Investments, Inc.

Employees

     As of December 31, 2002, the Company employed 264 persons on a full-time basis and 9 persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

Competition

     HomeFederal Bank operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of
Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Washington, Decatur,
Monroe and Marion counties in Indiana.

     HomeFederal Bank is subject to competition from various financial institutions, including state and national banks, state and federal thrift associations, credit unions and other companies or firms, including brokerage houses, that provide similar services in the areas of HomeFederal Bank's home and branch offices. Also, in Seymour, Columbus, North Vernon and Batesville,
HomeFederal Bank must compete with banks and savings institutions in
Indianapolis. To a lesser extent, HomeFederal Bank competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and
Louisville, Kentucky. HomeFederal Bank also competes with money market funds that currently are not subject to reserve requirements, and with insurance companies with respect to its Individual Retirement and annuity accounts.

     Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. To date, several bank holding company acquisitions of healthy thrifts in Indiana have been completed. Affiliations between banks and thrifts based in Indiana have increased the competition faced by HomeFederal Bank and the Company. See "Acquisitions or Dispositions and
Branching."

     The Gramm-Leach-Bliley Act allows insurers and other financial service companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations. These provisions in the Act may increase the level of competition HomeFederal Bank faces from securities firms and insurance companies.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

REGULATION

     Both the Corporation and HomeFederal operate in highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit
Insurance Corporation (the "FDIC"), and the Indiana Department of Financial
Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Corporation's business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Home Federal Bancorp

     The Bank Holding Company Act. Because the Corporation owns all of the outstanding capital stock of HomeFederal, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal
Reserve may require.

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

     Source of Strength. In accordance with Federal Reserve policy, the
Corporation is expected to act as a source of financial strength to HomeFederal and to commit resources to support HomeFederal in circumstances in which the
Corporation might not otherwise do so.

HomeFederal Bank

     General Regulatory Supervision. HomeFederal as an Indiana commercial bank and a member of the Federal Reserve System is subject to examination by the DFI and the Federal Reserve. The DFI and the Federal Reserve regulate or monitor virtually all areas of HomeFederal's operations. HomeFederal must undergo regular on-site examinations by the Federal Reserve and DFI and must submit periodic reports to the Federal Reserve and the DFI.

     Lending Limits. Under Indiana law, HomeFederal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of
10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2002,
HomeFederal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

     Deposit Insurance. Deposits in HomeFederal are insured by the Savings
Association Insurance Fund of the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. HomeFederal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. HomeFederal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including
HomeFederal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. HomeFederal paid deposit insurance assessments of $49,000 during the six months ended December 31, 2002.
Future increases in deposit insurance premiums or changes in risk classification will increase HomeFederal's cost of funds.

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

     Transactions with Affiliates and Insiders. HomeFederal is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.
Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements. Compliance is also required with certain provisions designed to avoid the acquisition of low quality assets. HomeFederal is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

     Extensions of credit by HomeFederal to its executive officers, directors, certain principal shareholders, and their related interests must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

     Dividends. Under Indiana law, HomeFederal is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair HomeFederal's capital. Moreover, HomeFederal is required to obtain the approval of the DFI and the Federal Reserve for the payment of any dividend if the aggregate amount of all dividends paid by HomeFederal during any calendar year, including the proposed dividend, would exceed the sum of
HomeFederal's retained net income for the year to date combined with its retained net income for the previous two years. For this purpose, "retained net income" means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.
     Federal law generally prohibits HomeFederal from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

     Branching and Acquisitions. Branching by HomeFederal requires the approval of the Federal Reserve and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. There are some states where the establishment of de novo branches by out-of-state financial institutions is prohibited.

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

     The capital guidelines divide a bank holding company's or bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II")
capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of
8%, of which 4% must be Tier I capital. The federal banking regulations may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

     The following is a summary of the Corporation's and HomeFederal's regulatory capital and capital requirements at December 31, 2002.
                                                                                               To Be Categorized As
                                                                                                "Well Capitalized"
                                                                                                   Under Prompt
                                                                         For Capital             Corrective Action
                                                  Actual              Adequacy Purposes             Provisions
                                         ----------------------------------------------------------------------------
                                           Amount      Ratio         Amount     Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
As of December 31, 2002
Total risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                     $ 93,862      13.96%      $ 53,795     8.0%        $ 67,243      10.0%
    Home Federal Bancorp Consolidated    $ 83,118      12.34%      $ 53,883     8.0%        $ 67,354      10.0%
Tier 1 risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                     $ 86,690      12.89%      $ 26,897     4.0%        $ 40,346      6.0%
    Home Federal Bancorp Consolidated    $ 75,946      11.28%      $ 26,941     4.0%        $ 40,412      6.0%
Tier 1 leverage capital
    (to average assets)
    HomeFederal Bank                     $ 86,690      9.80%       $ 35,370     4.0%        $ 44,213      5.0%
    Home Federal Bancorp Consolidated    $ 75,946      8.56%       $ 35,505     4.0%        $ 44,382      5.0%

     Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of under-capitalized institutions. The extent of the regulators'
powers depends on whether the institution in question is "well capitalized,"
"adequately capitalized," "undercapitalized," "significantly undercapitalized,"
or "critically undercapitalized," as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries;
prohibiting the payment of principal or interest or subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2002,
HomeFederal was categorized as "well capitalized," meaning that HomeFederal's total risk-based capital ratio exceeded 10%, HomeFederal's Tier I risk-based capital ratio exceeded 6%, HomeFederal's leverage ratio exceeded 5%, and
HomeFederal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     Other Regulations. Interest and other charges collected or contracted for by HomeFederal are subject to state usury laws and federal laws concerning interest rates. HomeFederal's loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

         The deposit operations of HomeFederal also are subject to the:

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

     State Bank Activities. Under federal law, as implemented by regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and could continue to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC. It is not expected that these restrictions will have a material impact on the operations of HomeFederal.

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

     Effect of Governmental Monetary Policies. HomeFederal's earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Federal Home Loan Bank System

         HomeFederal is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of
Directors of the FHLB. All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB. The Federal Housing Finance Board
("FHFB"), an independent agency, controls the FHLB System, including the FHLB of
Indianapolis.

         As a member of the FHLB, HomeFederal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2002,
HomeFederal's investment in stock of the FHLB of Indianapolis was $10.0 million.
The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

         The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the six months ended December
31, 2002, dividends paid by the FHLB of Indianapolis to HomeFederal totaled approximately $301,000 for an annualized rate of 6.0%.

Limitations on Rates Paid for Deposits

         Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized"
depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and
"undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of
"well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FedICIA. Management does not believe that these regulations will have a materially adverse effect on HomeFederal's current operations.

Federal Reserve System

         Under regulations of the Federal Reserve, HomeFederal is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase HomeFederal's cost of funds. HomeFederal is in compliance with its reserve requirements.

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

         Shares of Common Stock held by persons who are affiliates of the
Holding Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the
"1933 Act"). If the Holding Company meets the current public information requirements under Rule 144, each affiliate of the Holding Company who complies with the other conditions of Rule 144 (including a one-year holding period for restricted securities and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the
Holding Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

         Federal law requires that ratings of depository institutions under the
Community Reinvestment Act of 1977 ("CRA") be disclosed. The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance.
Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the CRA and its record of lending to first-time homebuyers. The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates. HomeFederal is participating in this program. The examiners have determined that HomeFederal has a satisfactory record of meeting community credit needs.

Taxation

Federal Taxation

         Beginning with the six months ended December 31, 2002, the Holding
Company and its subsidiary file a consolidated federal income tax return on the accrual basis for each fiscal year ending December 31. Previously, the Holding
Company's fiscal and tax years ended June 30th. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the
Holding Company generally would not be taken into account in determining the bad debt deduction allowed to HomeFederal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Holding
Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction.

         Historically, HomeFederal had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, HomeFederal was no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. HomeFederal is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. HomeFederal began recapturing approximately $2.5 million over a six-year period beginning in fiscal 1999. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) HomeFederal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by HomeFederal.

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

State Taxation

         HomeFederal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

         HomeFederal's state income tax returns have not been audited in the last five years.

Item 2.  Properties.

     At December 31, 2002, HomeFederal conducted its business from its main office at 501 Washington Street, Columbus, Indiana, 16 full-service branches, and one loan origination office. HomeFederal owns two buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, and 211 Chestnut Street, Seymour. The headquarters of its Raymond James operations, conducted through its service corporation subsidiary, are located at
501 Washington Street, Columbus, Indiana. Information concerning these properties, as of December 31, 2002, is presented in the following table:
                                                         Net Book Value of
                                                             Property,      Approximate
Description and                          Owned or         Furniture and       Square           Lease
     Address                              Leased             Fixtures         Footage        Expiration

Principal Office
  501 Washington Street                   Owned           $ 4,451,427          21,600            N/A

Operations Center
  218 West Second Street                  Owned           $ 1,248,475          20,000            N/A

Loan Processing Center
  211 North Chestnut                      Owned           $   303,338           5,130            N/A

Branch Offices:
Columbus Branches:
  1020 Washington Street                  Owned           $   466,916             800            N/A
  3805 25th Street                        Owned           $   318,335           5,800            N/A
  2751 Brentwood Drive                    Owned           $   385,131           3,200            N/A
  4330 West Jonathon Moore Pike           Owned           $   572,141           2,600            N/A

Hope Branch                              Leased           $
  8475 North State Road 9, Suite 4                            144,332           1,500          03/2007

Austin Branch
  67 West Main Street                     Owned           $    56,659           3,600            N/A

Brownstown Branch                                                                             Month to
  101 North Main Street                  Leased           $    17,325           2,400           Month

North Vernon Branches
  111 North State Street                  Owned           $   331,548           1,900            N/A

  1540 North State Street                Leased           $    29,588           1,600      Month to Month

Osgood Branch
  South Buckeye Street                    Owned           $   105,718           1,280            N/A

Salem Branch
  1208 South Jackson
                                          Owned           $   697,190           1,860            N/A
Seymour Branches
  222 W. Second Street                    Owned           $ 1,759,744           9,200            N/A
  1117 East Tipton Street                 Owned           $   406,933           6,800            N/A

Batesville Branch
  12 West Pearl Street                    Owned           $   559,539           2,175            N/A

Madison Branch
  201 Clifty Drive                        Owned           $   428,314           2,550            N/A

Greensburg Branch
  115 East North Street                  Leased           $    15,132           2,440      Month to Month

Loan Origination Office:
  10204 Lantern Rd., Fishers, Indiana    Leased           $     6,649           1,000           7/04

Greenwood Land(1)
  8850 South Emerson Avenue               Owned           $   669,105            1.14            N/A

(1)      Greenwood Land is noted in acres rather than square footage.

     HomeFederal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. HomeFederal also has contracted for the data processing and reporting services of Bisys headquartered in Cherry Hill, New Jersey. The contract with Bisys expires in
October 2006.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     On October 22, 2002, the Corporation held its Annual Meeting of
 Shareholders. A total of 3,776,581 shares were present in person or by proxy at the meeting. The following director nominees received the following votes and votes withheld at that meeting:

                             For            Votes Withheld
John K. Keach, Jr.        3,559,655            216,926
(three year term)
David W. Laitinen, M.D.   3,704,691             71,890
(three year term)

         The terms of office of the following directors continued after the
Annual Meeting of Shareholders:

                                          Term Expiring

        John T. Beatty                         2004
         Harold Force                          2004
    Harvard W. Nolting, Jr.                    2003
       Gregory J. Pence                        2004
        John M. Miller                         2003

Item 4.5.  Executive Officers of Home Federal Bancorp.

         Presented below is certain information regarding the executive officers of HFB who are not also directors.

                                      Position with HFB
                                      -----------------
       Gerald L. Armstrong            Executive Vice President

       S.Elaine Pollert               Executive Vice
                                      President
                                      Retail Banking

       Lawrence E. Welker             Executive Vice President, Treasurer,
                                      Chief Financial Officer and Secretary

       Charles R. Farber              Executive Vice President

         Gerald L. Armstrong (age 63) has been employed by HomeFederal since
February, 1992 as its Executive Vice President, and Chief Operating Officer. On
July 1, 2002 he ceased to be Chief Operating Officer and assumed part-time duties. Before being employed by HomeFederal, he was President, Chief Executive
Officer and a Director of Seymour National Bank, a commercial bank located in
Seymour, Indiana.

         S. Elaine Pollert (age 43) has been employed by HomeFederal since 1986.
She was elected Vice President Branch Administration in 1989 and Senior Vice
President Retail Banking in 1996.

         Lawrence E. Welker (age 56) has been employed by HomeFederal since
1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief
Financial Officer and Treasurer, and in 1994 he became an Executive Vice
President.

         Charles R. Farber (age 53) has been employed by HomeFederal since March
2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in
Indianapolis, Indiana, with his final position at Peoples Bank and Trust being
Executive Vice President.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters.

         HFB's common stock ("Common Stock") is quoted on the National
Association of Securities Dealers Automated Quotation System ("NASDAQ"),
National Market System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see "Quarterly Results of
Operations" on page 4 of HFB's Shareholder Annual Report for the six month period ended December 31, 2002 (the "Shareholder Annual Report"). As of December
31, 2002, there were 499 shareholders of record of HFB's Common Stock.

         It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

         Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of
HomeFederal to pay dividends to the Company. For a discussion of the regulatory limitations on HomeFederal's ability to pay dividends see Item 1,
"Business-Regulation - HomeFederal Savings Bank - Dividends", and on the
Corporation's ability to pay dividends, see Item 1, "Business-Regulation - Home
Federal Bancorp - Dividends".

         Income of HomeFederal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by
HomeFederal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2002, approximately $2.1 million of HomeFederal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

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

         The Rights have certain anti-takeover effects. The Rights may cause substantial dilution to a person or group that attempts to acquire HFB on terms not approved by the Board of Directors of HFB, except pursuant to an offer conditioned on a substantial number of Rights being acquired. The Rights should not interfere with any merger or other business combination approved by the
Board of Directors since the Rights may be redeemed by HFB at $.01 per Right prior to the time that a person or group has acquired beneficial ownership of
15% or more of the Common Shares. The Rights will expire at the close of business on November 22, 2004.

Equity Compensation Plan Information

         The following table provides the information about the Corporation's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2002.
                                                                               Number of securities
                                                                              remaining available for
                                                                               future issuance under
                          Number of securities to                               equity compensation
                          be issued upon exercise       Weighted-average            plans as of
                          of outstanding options,      exercise price of         December 31, 2002
                           warrants and rights as         outstanding          (excluding securities
                                     of                options, warrants           reflected in
                             December 31, 2002             and rights               column (a))
Plan category                       (a)                       (b)                       (c)
------------------------- -------------------------    -------------------  ----------------------------
Equity compensation
plans approved by
security holders                 1,006,302(1)               $ 18.87(1)               299,943(1)

Equity compensation
plans not approved by
security holders                    ---                       ---                       ---
                          -------------------------    -------------------  ----------------------------
Total                            1,006,302                   $18.87                   299,943
                          =========================    ===================  ============================

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

Item 6.    Selected Financial Data.

         The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data"
on page 3 of the Shareholder Annual Report.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
         of  Operations.

         The information required by this item is incorporated by reference to pages 5 to 18 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated by reference to page
14 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

         The Company's Consolidated Financial Statements and Notes thereto contained on pages 19 to 41 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 4 of the Shareholder Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.

         There are no such changes and disagreements during the applicable period.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The  information  required  by this  item  with  respect  to  directors  is incorporated  by reference to page 4 of the  Company's  Proxy  Statement for its annual  shareholder  meeting  to  be  held  in  April,  2003  (the  "2002  Proxy
Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

         The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 13 of the 2002 Proxy Statement.

Item 11.  Executive Compensation.

         The information required by this item with respect to executive compensation is incorporated by reference to page 6 through page 12 of the 2002 Proxy Statement.

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

Item 13.  Certain Relationships and Related Transactions.

         The information required by this item is incorporated by reference to page 13 of the 2002 Proxy Statement.

Item 14.  Controls and Procedures

     Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief
Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14 (c) under the
Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive
Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Our Chief Executive Officer and Chief Financial Officer have concluded that, subsequent to the date of their evaluation, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
    (a)  List the following documents filed as a part of the report:

Financial Statements                                                               Page in 2002
                                                                                   Shareholder
                                                                                   Annual Report
Consolidated Balance Sheets as of December 31, 2002, June 30, 2002,
     and June 30, 2001                                                                   19

Consolidated Statements of Income for the six months ended December 31, 2002 and
     December 31, 2001 (unaudited), and for each of the years in the three-year
     period ended June 30, 2002                                                          20

Consolidated Statements of Shareholders' Equity for the six months ended
     December 31, 2002 and for each of the years in the three-year period ended
     June 30, 2002                                                                       21

Consolidated Statements of Cash Flows for the six months ended December 31, 2002 and December 31, 2001 (unaudited)
     and for each of the years in the three-year period ended June 30, 2002              22

Notes to Consolidated Financial Statements                                               23

Report of Deloitte & Touche LLP Independent Auditors                                     42

    (b) Reports on Form 8-K
        Registrant filed a Form 8-K dated September 24, 2002, relating to the change of its fiscal year end from June 30 to December 31.

    (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 35.

    (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) the Securities
Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 25th day of March 2003.

                                               HOME FEDERAL BANCORP
DATE: March 25, 2003                By:    /s/ John K. Keach. Jr.
                                               John K. Keach, Jr., President and
                                               Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 25th day of September,
2003.

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

/s/ Gregory J. Pence                           /s/ John T. Beatty
Gregory J. Pence, Director                     John T. Beatty, Director

/s/ David W. Laitinen                          /s/ Harold Force
David W. Laitinen, Director                    Harold Force, Director

/s/ John M. Miller                             /s/ Harvard W. Nolting. Jr.
John M. Miller, Director                       Harvard W. Nolting, Jr., Director

                                  CERTIFICATION

     I,    John K. Keach, Jr., certify that:

1.   I have reviewed this transition report on Form 10-K of Home Federal Bancorp;

2.   Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

     Date: March 25, 2003

                                           /S/ John K. Keach, Jr.
                                           President and Chief Executive Officer

                                  CERTIFICATION

     I,    Lawrence E. Welker, certify that:

1.   I have reviewed this transition report on Form 10-K of Home Federal Bancorp;

2.   Based on my knowledge, this transition report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this transition report; and

3.   Based on my knowledge, the financial statements, and other financial information included in this transition report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this transition report.

     Dated: March 25, 2003

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

         Signed this 25th day of March 2003.

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
                    (Registration No. 33-55234)); amendment thereto dated
                             October 22, 2002

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

     10(c)          Employment Agreement with Lawrence E. Welker (incorporated by reference from Exhibit 10(c) to Registrants Registration Statement on Form S-4 (Registration No. 33-55234)); first, second and third
                    Amendments thereto (incorporated by reference to Exhibit 10(c) of
                    Registrant's Form 10-K for the year ended June 30, 1998); fourth amendment thereto (incorporated by reference to Exhibit 10(c) of
                    Registrant's Form 10-K for the year ended June 30, 2001); fifth amendment thereto (incorporated by reference from
                             Exhibit l0(c) to Registrant's Form 10-K the fiscal
                             year ended June 30, 2002).

     10(d)          Employment Agreement with John K. Keach, Jr. (incorporated by reference from Exhibit 10(d) to Registrant's Registration
                    Statement
                             on Form S-4 (Registration No. 33-55234)); first,
                    second and third amendments thereto (incorporated by
                    reference to Exhibit 10(d) of Registrant's Form 10-K for the year ended June 30, 1998); fourth amendment thereto
                    (incorporated by reference to Exhibit 10 (d) of Registrant's
                    Form 10-K for the year ended June 30, 2001); fifth amendment thereto (incorporated by reference from Exhibit l0(d) to
                    Registrant's Form 10-K for the fiscal year ended June 30,
                    2002).

     10(f)          HomeFederal Savings Bank Excess Benefit Plan Agreement with
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

     10(i)          Stock Option Agreement with Harvard W. Nolting, Jr. (incorporated by reference from Exhibit 10(i) to HomeFederal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

     10(j)          Stock Option Agreement with David W. Laitinen (incorporated by reference from Exhibit 10(j) to HomeFederal Savings Bank's Form 10-K for the fiscal year ended June 30, 1991).

     10(k)          Stock Option Agreement with John T. Beatty (incorporated by reference from Exhibit 10(k) to HomeFederal Savings Bank's
                    Form 10-K for the fiscal year ended June 30, 1991).

     10(l)          Stock Option Agreement with Harold Force (incorporated by reference from Exhibit 10(l) to HomeFederal Savings Bank's Form 10-K for the
                    fiscal year ended June 30, 1991).

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
                    Registrant's Form 10-K for the year ended June 30, 2002).

     10(p)          Supplemental Executive Retirement Plan with Elaine Pollert dated
                    April 1, 2001(incorporated by reference from Exhibit 10(p) to
                    Registrant's Form 10-K for the year ended June 30, 2002).

     10(v)          Deferred Compensation Agreement with John K. Keach, Sr
                    (incorporated by reference from Exhibit 10(v) to HomeFederal Savings
                    Bank Form 10-K for the fiscal year ended June 30, 1992) and First
                    Amendment to Deferred Compensation Agreement (incorporated by
                    Reference from Exhibit 10(v) to Registrant's Form 10-K for the year ended June 30, 1994) and Second Amendment to Deferred
                    Compensation Agreement (incorporated by reference from Exhibit 10(v)
                    to Registrant's Form 10-K for the year ended June 30, 1998).

     10(w)          Employment Agreement with S. Elaine Pollert (incorporated by reference from Exhibit l0(w) to HomeFederal Savings Bank
                    Form 10-K for the fiscal year ended June 30, 1998); and
                    First Amendment to Employment Agreement (incorporated by
                    reference from Exhibit 10(w) to Registrant's Form 10-K for the year ended June 30, 1998); second amendment thereto
                    (incorporated by reference from Exhibit 10(w) to
                    Registrant's Form 10-K for the year ended June 30, 2002);
                    third amendment to Employment Agreement (incorporated by
                    reference from Exhibit l0(w) to Registrant's Form 10-K for the fiscal year ended June 30, 2002).

     10(x)          Supplemental Executive Retirement Plan with Gerald L.
                    Armstrong dated April 1, 2001(incorporated by reference from
                    Exhibit 10(x) to Registrant's Form 10-K for the year ended
                    June 30, 2002).

     10(ab)         Stock Option Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(ab) to HomeFederal Savings Bank Form
                    10-K for the fiscal year ended June 30, 1992).

     10(ac)         Director Deferred Compensation Agreement with John Beatty
                    (incorporated by reference from Exhibit l0(ac) to
                    HomeFederal Savings Bank Form 10-K for the fiscal year ended
                    June 30, 1992); first and second amendments thereto
                    (incorporated by reference from Exhibit 10(ac) to
                    Registrant's Form 10-K for the year ended June 30, 1998).

     10(ad)         Director Deferred Compensation Agreement with Lewis Essex
                    (incorporated by reference from Exhibit 10(ad) to HomeFederal
                    Savings Bank Form 10-K for the fiscal year ended June 30, 1992);
                    first and second amendments thereto (incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended
                    June 30, 1998).

     10(ae)         Director Deferred Compensation Agreement with Harold Force
                    (incorporated by reference from Exhibit 10(ae) to HomeFederal
                    Savings Bank Form l0-K for the fiscal year ended June 30, 1992);
                    first, second and third amendments thereto (incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended June 30, 1998).

     10(af)         Director Deferred Compensation Agreement with David W.
                    Laitinen (incorporated by reference from Exhibit 10(af) to
                    HomeFederal Savings Bank Form 10-K for the fiscal year ended
                    June 30, 1992); first, second and third amendments thereto
                    (incorporated by reference from Exhibit 10(af) to
                    Registrant's Form 10-K for the year ended June 30, 1998).

     10(ag)         Director Deferred Compensation Agreement with William Nolting
                    (incorporated by reference from Exhibit 10(ag) to HomeFederal
                    Savings Bank Form 10-K for the fiscal year ended June 30, 1992); );
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

     10(au)         Employment Agreement with Charles R. Farber (incorporated by reference from Exhibit l0(au) to Registrant's Form 10-K for the fiscal year ended June 30, 2002).

     10(av)         Executive Supplemental Retirement Income Agreement with Charles R. Farber dated November 1, 2002.

     13             Home Federal Bancorp Transition Report December 31, 2002.

     21             Subsidiaries of the Registrant.

     23.1           Independent Auditors' Consent.