Form 10-Q
period 2003-03-31
HOME FEDERAL BANCORP
filed 2003-05-13
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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
                                                           YES  X   NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 2003.

         Common Stock, no par value - 4,272,007 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

    PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   8
        Forward Looking Statements ......................................   8
        Critical Accounting Policies.....................................   8

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................  11

ITEM 4. Controls and Procedures..........................................  12

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

                                                       March 31, December 31,
                                                         2003        2002
ASSETS:                                               --------   --------
Cash .................................................$ 31,839   $ 27,404
Interest-bearing deposits ............................  40,248     26,288
                                                      --------   --------
  Total cash and cash equivalents ....................  72,087     53,692
                                                      --------   --------

Securities available for sale at fair value
 (amortized cost $117,566 and $113,000) .............. 118,497    114,440
Securities held to maturity (fair value $2,420
 and $3,147) .........................................   2,333      3,026
Loans held for sale (fair value $23,695 and $31,055) .  23,273     30,560
Loans receivable, net of allowance for loan losses
 of $7,186 and $7,172 ................................ 617,324    628,883
Investments in joint ventures ........................   6,454      6,710
Federal Home Loan Bank stock .........................   9,965      9,965
Accrued interest receivable, net .....................   4,141      4,289
Premises and equipment, net ..........................  12,878     12,973
Real estate owned ....................................   1,717      1,472
Prepaid expenses and other assets ....................   8,282      8,259
Cash surrender value of life insurance ...............  10,979     10,841
Goodwill .............................................   1,395      1,395
                                                      --------   --------
   TOTAL ASSETS ......................................$889,325   $886,505
                                                      ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .............................................$607,805    609,358
Advances from Federal Home Loan Bank ................. 166,007    171,635
Senior debt ..........................................  14,242     14,242
Other borrowings .....................................   5,809      1,867
Advance payments by borrowers for taxes and insurance      552        229
Accrued expenses and other liabilities ...............  14,594     11,380
                                                      --------   --------
   Total liabilities ................................. 809,009    808,711
                                                      --------   --------
Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: ............................   9,743      9,184
     4,255,202 shares at March 31, 2003
     4,228,859 shares at December 31, 2002
 Retained earnings, restricted .......................  70,420     68,156
Accumulated other comprehensive income, net of taxes .     153        454
                                                      --------   --------
    Total shareholders' equity .......................  80,316     77,794
                                                      --------   --------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........$889,325   $886,505
                                                      ========   ========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                Three Months Ended
                                                               March 31,
                                                      --------------------------
Interest income:                                          2003             2002
                                                      -----------    -----------
 Loans receivable ................................... $    10,824    $    11,726
 Securities available for sale and held to maturity .       1,107          1,409
 Other interest income ..............................         127            155
                                                      -----------    -----------
Total interest income ...............................      12,058         13,290
                                                      -----------    -----------
Interest expense:
 Deposits ...........................................       3,397          4,048
Advances from Federal Home Loan Bank ................       2,397          2,697
Other borrowings ....................................         222            201
                                                      -----------    -----------
Total interest expense ..............................       6,016          6,946
                                                      -----------    -----------

Net interest income .................................       6,042          6,344
Provision for loan losses ...........................         210            509
                                                      -----------    -----------
Net interest income after provision for loan losses .       5,832          5,835
                                                      -----------    -----------
Other income:
 Gain on sale of loans ..............................       2,144          1,018
 Gain(loss) on sale of securities ...................          --              2
 Income (loss) from joint ventures ..................         481            509
 Insurance, annuity income, other fees ..............         430            378
 Service fees on NOW accounts .......................         600            489
 Net gain (loss) on real estate owned and
  repossessed assets.................................          11            193
 Loan servicing income, net of impairments ..........         (10)           412
 Miscellaneous ......................................         481            511
                                                      -----------    -----------
Total other income ..................................       4,137          3,512
                                                      -----------    -----------
Other expenses:
 Compensation and employee benefits .................       2,937          2,858
 Occupancy and equipment ............................         777            704
 Service bureau expense .............................         240            205
 Federal insurance premium ..........................          25             26
 Marketing ..........................................         202            137
 Miscellaneous ......................................       1,101          1,228
                                                      -----------    -----------
Total other expenses ................................       5,282          5,158
                                                      -----------    -----------

Income before income taxes ..........................       4,687          4,189
Income tax provision ................................       1,733          1,596
                                                      -----------    -----------
Net Income .......................................... $     2,954    $     2,593
                                                      ===========    ===========

Basic earnings per common share ..................... $      0.70    $      0.59
Diluted earnings per common share ................... $      0.66    $      0.56

Basic weighted average number of shares .............   4,236,669      4,431,575
Dilutive weighted average number of shares ..........   4,458,610      4,624,157
Dividends per share ................................. $     0.163    $     0.150

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                              Three Months Ended
(unaudited)                                                      March 31,
                                                          ---------------------
                                                              2003        2002
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .............................................. $   2,954    $  2,593
Adjustments to reconcile net income to net cash
  from operating activities:
  Accretion of discounts, amortization and depreciation .       473         159
  Provision for loan losses .............................       210         509
  Net gain from sale of loans ...........................    (2,144)     (1,018)
  Net (gain)/loss from sale of investment securities ....        --          (2)
  (Income)/loss from joint ventures and net (gain)/loss
    from real estate owned...............................      (492)       (701)
  Loan fees deferred (recognized), net ..................        (6)         (1)
  Proceeds from sale of loans held for sale .............   114,548      58,447
  Origination of loans held for sale ....................  (105,117)    (46,898)
  Increase (decrease)  in accrued interest and
    other assets ........................................      (521)     (2,039)
  Increase (decrease) in other liabilities ..............     3,570        (105)
                                                          ---------    --------
Net cash from operating activities ......................    13,475      10,944
                                                          ---------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans .............    12,639      23,263
Proceeds from:
  Maturities/Repayments of:
     Securities held to maturity ........................       695         816
     Securities available for sale ......................    46,858       8,106
  Sales of:
     Securities available for sale ......................     6,750       2,537
     Real estate owned and other asset sales ............       449       2,847
Purchases of:
  Loans .................................................    (1,284)     (1,784)
  Securities available for sale .........................   (58,278)    (46,287)
Investment in joint ventures ............................       737         337
Investment in cash surrender value of life insurance ....        --         257
Acquisition of property and equipment ...................      (276)        (94)
                                                          ---------    --------
Net cash from investing activities ......................     8,290     (10,002)
                                                          ---------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits .....................    (1,553)     (6,423)
Proceeds from advances from FHLB ........................        --       5,100
Repayment of advances from FHLB .........................    (5,628)     (6,019)
Net proceeds from (net repayment of) overnight borrowings     3,942         (85)
Common stock options exercised ..........................       559         368
Repurchase of common stock ..............................        --      (2,639)
Payment of dividends on common stock ....................      (690)       (656)
                                                          ---------    --------
Net cash from financing activities ......................    (3,370)    (10,354)
                                                          ---------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS ...............    18,395      (9,412)
Cash and cash equivalents, beginning of period ..........    53,692      64,676
                                                          ---------    --------
Cash and cash equivalents, end of period ................ $  72,087    $ 55,264
                                                          =========    ========

Supplemental information:
Cash paid for interest .................................. $   7,051    $  6,919
Cash paid for income taxes .............................. $      --    $  1,826
Assets acquired through foreclosure ..................... $     891    $  1,532

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and it's wholly owned subsidiaries. These consolidated interim financial statements at March 31, 2003, and for the three month period ended March 31, 2003, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Transition Report on Form 10-K for the six month period ended December
31, 2002.

2. Earnings Per Share
The following is a reconciliation  of the weighted average common shares for the basic and diluted earnings per share computations:

                                   For the three months ended
                                            March 31,
                                     ---------------------
                                        2003        2002
                                     ---------   ---------
Basic EPS:
  Weighted average common shares .   4,236,669   4,431,575
                                     =========   =========

Diluted EPS:
  Weighted average common shares .   4,236,669   4,431,575
  Dilutive effect of stock options     221,941     192,582
                                     ---------   ---------
  Weighted average common and
  incremental shares .............   4,458,610   4,624,157
                                     =========   =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three month periods ended March 31, 2003 and 2002. (In thousands)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                             2003         2002
                                                          --------    ---------
Net Income .............................................. $  2,954    $   2,593
 Other comprehensive income:
   Unrealized holding gains (losses) from securities
     available for sale..................................     (509)        (497)
   Reclassification adjustment for (gains) losses
     realized in income .................................       --           (2)
   Unrealized gains (losses) from cash flow hedge .......       55          124
                                                          --------    ---------
Net unrealized gains (losses) ...........................     (454)        (375)
Tax effect ..............................................      153          150
                                                          --------    ---------
Other comprehensive income (loss), net of tax ...........     (301)        (225)
                                                          --------    ---------
Comprehensive Income .................................... $  2,653    $   2,368
                                                          ========    =========

4. Stock Based Compensation
The Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25,
"Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of SFAS Statement No. 123,
"Accounting for Stock-Based Compensation," to stock-based employee compensation.
(dollars in thousands, except share data)

                                              For the three months ended
                                                        March 31,
                                              --------------------------
                                                     2003       2002
                                                   -------     ------
Net income, as reported .........................  $ 2,954    $ 2,593
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects .....      (91)      (104)
                                                   --------   -------
Pro forma net income ............................  $ 2,863    $ 2,489
                                                   ========    ======

Earnings per share:
     Basic---as reported ........................  $   .70    $   .59

     Basic---pro forma ..........................  $   .68    $   .56

     Diluted---as reported ......................  $   .66    $   .56

     Diluted---pro forma ........................  $   .64    $   .54

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

Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting
for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB
Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Management has included the new disclosure requirements in its consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 23 through 27 of the transition report for the six month period ended December 31, 2002. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), and the valuation of mortgage servicing rights, ("MSR's").

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

All delinquent loans that meet regulatory requirements are included on the Asset
Watch List. The Asset Watch List is reviewed quarterly by the Asset Watch
Committee for any classification beyond the regulatory rating based a loan's delinquency.

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

Other factors used by management in determining the allowance are current economic conditions, trends in the Company's loan portfolio delinquency, losses and recoveries, level of under performing and nonperforming loans, and concentrations of loans in any one industry. If Management were to underestimate the allowance for loan losses, earnings could be reduced in the future as increased provisions not offset by recoveries are made. Overestimations of the required allowance could result in future increases in income as recoveries increase or provisions for loan losses decrease.

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2003, MSR's had a carrying value of $2.6 million.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

General
The Company reported net income of $2,954,000 for the quarter ended March 31,
2003, compared to $2,593,000 for the quarter ended March 31, 2002, an increase of $361,000 or 13.9%. Basic earnings per common share for the current quarter were $0.70 compared to $0.59 for the quarter ended March 31, 2002. Diluted earnings per common share were $0.66 for the quarter ended March 31, 2003 compared to $0.56 for the quarter ended March 31, 2002.

Net Interest Income
Net interest income before provision for loan losses decreased by $302,000 or
4.8% for the quarter ended March 31, 2003, compared to the quarter ended March
31, 2002. This decrease was due primarily to a 28 basis point, (a basis point is defined as 1/100th of a percent), decrease in the net interest margin to average interest earning assets, as yields on interest earning assets declined more rapidly than the decline in the cost of funds. Offsetting the decrease in net interest margin was an increase of $32.1 million in average interest earning assets versus an increase of $24.8 million in average interest bearing liabilities for the three month period ended March 31, 2003.

The provision for loan losses decreased $299,000 for the quarter ended March 31,
2003, compared to the quarter ended March 31, 2002. At March 31, 2003, the loan loss allowance covered 99.5% of non-performing loans, real estate owned and other repossessed assets. The charge to the loan loss provision reflects two primary factors, economic trends in the Bank's market area and the continuing changes in the Bank's portfolio loan mix. Unfavorable economic trends include increased bankruptcies and unemployment rates. Additionally, the Bank's mix of portfolio loans continues to increase the commercial real estate and commercial portfolio as a percentage of the total loan portfolio. Generally, commercial loans involve greater risk of loss to the Bank than residential loans.
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

Quarter ending March 31 (in thousands):         2003        2002
----------------------------------------        ----        ----
Allowance beginning balance ...............   $ 7,172     $ 6,144
Provision for loan losses .................       210         509
Charge-offs ...............................      (220)       (310)
Recoveries ................................        24          21
                                              -------     -------
Loan Loss Allowance ending balance.........   $ 7,186     $ 6,364
                                              =======     =======

Allowance to Total Loans ..................      1.11%        .94%
Allowance to Nonperforming Assets..........       100%         79%

Interest Income
Total interest income for the three-month period ended March 31, 2003, decreased
$1,232,000, or 9.3%, over the same period of the prior year. This decrease is primarily the result of a 88 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended March 31,
2003 as compared to the quarter ended March 31, 2002. The weighted average interest rate earned on interest earning assets declined because market rates in general declined. This decline is reflected in the quarterly average of the one-year constant maturity treasury rate, which fell 41.7% from 2.3%, for the quarter ended March 31, 2002, to 1.3%, for the quarter ended March 31, 2003.
This decrease in rates caused adjustable rate assets to automatically reprice to lower rates. Additionally, fixed rate loans refinanced into lower rate loans.

Interest Expense
Total interest expense for the three-month period ended March 31, 2003 decreased
$930,000, or 13.4%, as compared to the same period a year ago. The factor that caused the decrease in interest expense mirrors the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined
60 basis points in the quarter ended March 31, 2003, as compared to the quarter ended March 31, 2002.

Other Income
Total other income for the three-month period ended March 31, 2003, increased
$625,000 or 17.8% over the same period a year ago. This increase was primarily the result of an increase of $1,126,000 from the gain on sale of loans. The lower loan rates experienced in the quarter ended March 31, 2003 as compared to the quarter ended March 31, 2002 resulted in increased refinancing activity, causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans.

A factor decreasing other income was a $422,000 reduction in servicing income for the quarter ended March 31, 2003, as compared to the quarter ended March 31,
2002. This decrease was due primarily to two factors. The increasing balance of mortgage servicing rights resulted in $80,000 of increased amortization of those rights for the quarter ended March 31, 2003. In addition, the impairment charge for mortgage servicing rights increased $347,000 in the current quarter compared to the same quarter ended March 31, 2002. The declining rate scenario experienced in the quarter ended March 31, 2003, led to increased mortgage prepayment speeds, resulting in a $191,000 impairment charge to the Bank's mortgage servicing rights portfolio in the quarter ended March 31, 2003. The rate scenario was reversed in the quarter ended March 31, 2002. In the quarter ended March 31, 2002, the average rate on sold loans increased to 6.8% from an average rate on sold loans of 6.6% for the quarter ended December 31, 2001. The increasing rate scenario experienced during the three months ended March 31,
2002, as well as other factors, resulted in a reduction of the required impairment allowance, increasing the Bank's loan servicing income by $156,000 for the quarter ended March 31, 2002.

An additional factor reducing other income for the three months ended March 31,
2003, was a $182,000 decrease in the net gain on real estate owned and repossessed assets. This decrease resulted from sales of real estate owned and repossessed assets decreasing from $2,847,000 for the quarter ended March 31,
2002, as compared to sales of $449,000 for the quarter ended March 31, 2003.

Other Expenses
Other expense for the three-month period ended March 31, 2003 increased
$124,000, or 2.4% over the three-month period ended March 31, 2002. This increase primarily resulted from increases in retirement and health care costs of $85,000 that increased compensation and employee benefits, as well as a
$73,000 increase in occupancy expenses due to miscellaneous repairs and maintenance and increased utility bills experienced in the quarter ended March
31, 2003. Additionally, marketing expenses increased $65,000 due to new advertising campaigns launched by the Bank in the quarter ended March 31, 2003.
Offsetting these increases were decreases in miscellaneous expenses associated with real estate owned expenses, which decreased $127,000 in the March 31, 2003, quarter compared to the March 31, 2002 quarter.

FINANCIAL CONDITION:
Total assets as of March 31, 2003, were $889,325,000, which showed a slight increase of $2,820,000 from December 31, 2002, total assets of $886,505,000.
Changes within the various balance sheet categories included an $18,395,000 or
34.3% increase in cash and cash equivalents, while loans held for sale and loans receivable, net of allowance for loan losses, decreased $7,287,000 and
$11,559,000, respectively, for the three month period ended March 31, 2003.
Shareholders' equity increased $2,522,000 during the same period. Retained earnings increased $2,954,000 from net income and decreased $690,000 for dividends paid. Common stock increased $559,000 from the exercise of common stock options. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $334,000 for the three months ended March 31, 2003. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $33,000 for the same three month period.

At March 31, 2003, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                              As of March 31, 2003
                             (Dollars in Thousands)
                                                                    To be "Well-
                                                                  Capitalized" under
                                                    Minimum       Prompt Corrective
                                  Actual          Requirements    Action Provisions
                              Amount   Ratio     Amount   Ratio    Amount    Ratio
Consolidated
 Tier I Capital to Risk-
   Weighted Assets            $78,769  11.68%    $26,972  4.00%    $40,459    6.00%
 Total Risk-Based Capital to
   Risk-Weighted Assets       $85,955  12.75%    $53,945  8.00%    $67,431   10.00%
 Tier I Leverage Ratio        $78,769   8.90%    $35,393  4.00%    $44,241    5.00%
HomeFederal Bank
 Tier I Capital to Risk-
   Weighted Assets            $88,241  13.09%    $26,972  4.00%    $40,459    6.00%
 Total Risk-Based to Risk-
   Weighted Assets            $95,427  14.15%    $53,945  8.00%    $67,431   10.00%
 Tier I Leverage Ratio        $88,241   9.99%    $35,330  4.00%    $44,162    5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2003, the Bank had $166,007,000 in such borrowings. In addition, at March 31, 2003, the Bank had commitments to fund loan originations of $52,784,000, unused home equity lines of credit of $77,745,000 and unused commercial lines of credit of
$29,484,000, as well as commitments to sell loans of $59,759,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.
In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended March 31, 2003 is not materially different from the results presented on page 14 of the transition report for the six month period ended
December 31, 2002, which is incorporated by reference herein.

Item 4. Controls and Procedures

   (a)  Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-14(c) and 15d-14(c) of the Securities
        Exchange Act of 1934, as amended), as of May 9, 2003 (the "Evaluation
        Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

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

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

N/A

Item 5.  Other information

In February, 2003, the Board of Directors announced it had approved the sixth repurchase, from time to time, on the open market of up to 5% of the Company's outstanding shares of common stock, or 211,699 such shares. As of May 13, 2003
Home Federal Bancorp has repurchased 24,000 shares under this plan.

Item 6.  Exhibits and Reports on Form 8-K

  (a)   Exhibits
        99.1 Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
        Section 906 of the Sarbances-Oxley Act of 2002.

  (b)   On February 25, 2003 Home Federal Bancorp filed an 8-K containing a press release announcing a first quarter dividend of $0.1625 per share to be paid on the Company's common stock. Additionally, the press release included the approval of the Board of Directors to repurchase up to 5% of the Company's outstanding shares of common stock or 211,699 such shares.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                  Home Federal Bancorp

DATE: May 9, 2003                 /S/ Lawrence E. Welker
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

 Date:May 9, 2003

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

 Date: May 9,  2003

                                           /s/ Lawrence E. Welker
                                           Chief Financial Officer

