Form 10-Q
period 2003-06-30
HOME FEDERAL BANCORP
filed 2003-08-14
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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
                                                           YES  X   NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 7, 2003.

            Common Stock, no par value - 4,238,578 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   9
        Forward Looking Statements ......................................   9
        Critical Accounting Policies.....................................   9

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................  14

ITEM 4. Controls and Procedures..........................................  14

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)

                                                           June 30, December 31,
                                                            2003      2002
                                                         ---------- ---------

ASSETS:
Cash ..................................................  $  34,805  $  27,404
Interest-bearing deposits .............................      9,154     26,288
                                                         ---------  ---------
  Total cash and cash equivalents .....................     43,959     53,692
                                                         ---------  ---------

Securities available for sale at fair value
 (amortized cost $116,117 and $113,000) ...............    117,341    114,440
Securities held to maturity (fair value $2,318
  and $3,147)..........................................      2,220      3,026
Loans held for sale (fair value $40,423 and $31,055) ..     39,782     30,560
Loans receivable, net of allowance for loan losses
 of $7,284 and $7,172..................................    613,859    628,883
Investments in joint ventures .........................      6,036      6,710
Federal Home Loan Bank stock ..........................      9,965      9,965
Accrued interest receivable, net ......................      3,999      4,289
Premises and equipment, net ...........................     12,970     12,973
Real estate owned .....................................      1,904      1,472
Prepaid expenses and other assets .....................      8,496      8,259
Cash surrender value of life insurance ................     11,115     10,841
Goodwill ..............................................      1,395      1,395
                                                         ---------  ---------
   TOTAL ASSETS .......................................  $ 873,041  $ 886,505
                                                         =========  =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..............................................  $ 598,128  $ 609,358
Advances from Federal Home Loan Bank ..................    163,600    171,635
Senior debt ...........................................     14,242     14,242
Other borrowings ......................................      3,848      1,867
Advance payments by borrowers for taxes and insurance .        748        229
Accrued expenses and other liabilities ................     12,551     11,380
                                                         ---------  ---------
   Total liabilities ..................................    793,117    808,711
                                                         ---------  ---------
Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: .............................     10,795      9,184
     4,224,007 shares at June 30, 2003
     4,228,859 shares at December 31, 2002
 Retained earnings, restricted ........................     68,753     68,156
Accumulated other comprehensive income, net of taxes ..        376        454
                                                         ---------  ---------
   Total shareholders' equity .........................     79,924     77,794
                                                         ---------  ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........  $ 873,041  $ 886,505
                                                         =========  =========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)
                                                     Three Months Ended    Six Months Ended
                                                          June 30,            June  30,
                                                     -------------------  -------------------
Interest income:                                        2003       2002      2003       2002
                                                     --------   --------  --------   --------
 Loans receivable .................................. $ 10,499   $ 11,807  $ 21,323   $ 23,533
 Securities available for sale and held to maturity       935      1,552     2,042      2,961
 Other interest income .............................      108        111       235        266
                                                     --------   --------  --------   --------
Total interest income ..............................   11,542     13,470    23,600     26,760
                                                     --------   --------  --------   --------

Interest expense:
 Deposits ..........................................    3,104      3,951     6,501      7,999
Advances from Federal Home Loan Bank ...............    2,360      2,688     4,757      5,385
Other borrowings ...................................      210        203       432        404
                                                     --------   --------  --------   --------
Total interest expense .............................    5,674      6,842    11,690     13,788
                                                     --------   --------  --------   --------

Net interest income ................................    5,868      6,628    11,910     12,972
Provision for loan losses ..........................      450        193       660        702
                                                     --------   --------  --------   --------
Net interest income after provision for loan losses     5,418      6,435    11,250     12,270
                                                     --------   --------  --------   --------

Other income:
 Gain on sale of loans .............................    2,155        635     4,299      1,653
 Gain(loss) on sale of securities ..................        4         --         4          2
 Income (loss) from joint ventures .................       93        266       574        775
 Insurance, annuity income, other fees .............      403        406       833        784
 Service fees on deposit accounts ..................      705        595     1,305      1,084
 Net gain (loss) on real estate owned
   and repossessed assets...........................       77         56        88        249
 Loan servicing income, net of impairments .........     (123)       238      (133)       650
 Miscellaneous .....................................      499        484       980        995
                                                     --------   --------  --------   --------
Total other income .................................    3,813      2,680     7,950      6,192
                                                     --------   --------  --------   --------

Other expenses:
 Compensation and employee benefits ................    3,203      2,880     6,140      5,738
 Occupancy and equipment ...........................      748        705     1,525      1,409
 Service bureau expense ............................      235        240       475        445
 Federal insurance premium .........................       24         25        49         51
 Marketing .........................................      137        148       339        285
 Miscellaneous .....................................    1,292      1,021     2,393      2,249
                                                     --------   --------  --------   --------
Total other expenses ...............................    5,639      5,019    10,921     10,177
                                                     --------   --------  --------   --------

Income before income taxes .........................    3,592      4,096     8,279      8,285
Income tax provision ...............................    1,318      1,484     3,051      3,080
                                                     --------   --------  --------   --------
Net Income ......................................... $  2,274   $  2,612  $  5,228   $  5,205
                                                     ========   ========  ========   ========

Basic earnings per common share                      $   0.53   $   0.60  $   1.23   $   1.19
Diluted earnings per common share                    $   0.50   $   0.57  $   1.17   $   1.14

Basic weighted average number of shares              4,283,864  4,346,629 4,260,397  4,389,677
Dilutive weighted average number of shares           4,505,471  4,593,603 4,483,411  4,577,913
Dividends per share                                  $   0.163  $   0.150 $   0.325  $   0.300

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                               Six Months Ended
(unaudited)                                                      June 30,
                                                          ---------------------
                                                              2003        2002
                                                          ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ...............................................$   5,228   $   5,205
Adjustments to reconcile net income to net cash
    from operating activities:
    Accretion of discounts, amortization and depreciation     1,054         796
    Provision for loan losses ............................      660         702
    Net gain from sale of loans ..........................   (4,299)     (1,653)
    Net (gain)/loss from sale of investment securities ...       (4)         (2)
   (Income)/loss from joint ventures and net
     (gain)/loss from real estate owned ..................     (662)     (1,024)
    Loan fees deferred (recognized), net .................      (23)         30
    Proceeds from sale of loans held for sale ............  225,145      94,468
    Origination of loans held for sale ................... (230,068)    (82,214)
    Increase (decrease)  in accrued interest
      and other asset.....................................   (1,476)     (5,315)
    Increase (decrease) in other liabilities .............    1,750       4,518
                                                          ---------   ---------
Net cash from operating activities .......................   (2,695)     15,511
                                                          ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ..............   17,901      15,339
Proceeds from:
       Maturities/Repayments of:
          Securities held to maturity ....................      811       1,154
          Securities available for sale ..................  104,360      14,917
       Sales of:
          Securities available for sale ..................   23,312       2,537
          Real estate owned and other asset sales ........      990       3,589
Purchases of:
       Loans .............................................   (3,514)     (2,452)
       Securities available for sale ..................... (131,095)    (55,192)
Repayment of (investment in) joint ventures ..............    1,248       1,204
Investment in cash surrender value of life insurance .....       --         257
Acquisition of property and equipment ....................     (747)       (396)
                                                          ---------   ---------
Net cash from investing activities .......................   13,266     (19,043)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ......................  (11,230)     (1,685)
Proceeds from advances from FHLB .........................    5,000       7,400
Repayment of advances from FHLB ..........................  (13,035)    (16,325)
Net proceeds from (net repayment of) overnight borrowings     1,981      (1,068)
Common stock options exercised ...........................    1,813       1,083
Repurchase of common stock ...............................   (3,447)     (4,764)
Payment of dividends on common stock .....................   (1,386)     (1,307)
                                                          ---------   ---------
Net cash from financing activities .......................  (20,304)    (16,666)
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................   (9,733)    (20,198)
Cash and cash equivalents, beginning of period ...........   53,692      64,676
                                                          ---------   ---------
Cash and cash equivalents, end of period .................$  43,959   $  44,478
                                                          =========   =========

Supplemental information:
Cash paid for interest ...................................$  11,806   $  13,862
Cash paid for income taxes ...............................$   3,540   $   4,247
Assets acquired through foreclosure ......................$   1,925   $   2,366

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries.
These consolidated interim financial statements at June 30, 2003, and for the three and six month periods ended June 30, 2003, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Transition Report on Form 10-K for the six month period ended December
31, 2002.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                       Three months ended     Six months ended
                                           June 30,              June 30,
                                     --------------------  --------------------
                                        2003       2002       2003       2002
                                        ----       ----       ----       ----
Basic EPS:
  Weighted average
   common shares .................   4,283,864  4,346,629  4,260,397  4,389,677
                                     =========  =========  =========  =========
Diluted EPS:
  Weighted average common shares .   4,283,864  4,346,629  4,260,397  4,389,677
  Dilutive effect of stock options     221,607    246,974    223,014    188,236
                                     ---------  ---------  ---------  ---------
  Weighted average common and
  incremental shares .............   4,505,471  4,593,603  4,483,411  4,577,913
                                     =========  =========  =========  =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three and six month periods ended June 30, 2003 and 2002. (In thousands)

                                                  For the          For the
                                             Three months ended Six months ended
                                                   June 30,           June 30,
                                             ------------------ ---------------
                                                2003     2002    2003     2002
                                                ----     ----    ----     ----
Net Income ..................................$ 2,274  $ 2,612  $ 5,228  $ 5,205
 Other comprehensive income:
   Unrealized holding gains (losses)
     from securities available for sale .....    293    1,759     (216)   1,262
   Reclassification adjustment for (gains)
     losses realized in income ..............     (4)      --       (4)      (2)
   Unrealized gains (losses) from
     cash flow hedge.........................     43     (288)      98     (164)
                                             -------  -------  -------  --------
Net unrealized gains (losses) ...............    332    1,471     (122)   1,096
Tax effect ..................................   (109)    (500)      44     (350)
                                             -------  -------- -------  -------
Other comprehensive income(loss), net of tax     223      971      (78)     746
                                             -------  -------  -------  -------
Comprehensive Income ........................$ 2,497  $ 3,583  $ 5,150  $ 5,951
                                             =======  =======  =======  =======

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
(dollars in thousands, except share data)

                                       Three Months Ended    Six Months Ended
                                              June 30,           June 30,
                                       ------------------    -----------------
                                         2003       2002        2003      2002
-------------------------------------  -------    -------     -------   -------
Net income, as reported                $ 2,274    $ 2,612     $ 5,228   $ 5,205

Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                               (10)      (309)       (101)     (413)
                                       -------    -------     -------   -------
Pro forma net income                   $ 2,264    $ 2,303     $ 5,127   $ 4,792
                                       =======    =======     =======   =======

Earnings per share:
     Basic---as reported               $   .53    $   .60     $  1.23   $  1.19

     Basic---pro forma                 $   .53    $   .53     $  1.20   $  1.09

     Diluted---as reported             $   .50    $   .57     $  1.17   $  1.14

     Diluted---pro forma               $   .50    $   .50     $  1.14   $  1.05

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
94-3, "Liability Recognition for Certain Employee Termination Benefits and Other
Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of June 30,
2003, there have been no such exit or disposal activities.

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

Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities," was issued in
April 2003 and is effective for contracts entered into or modified after June
30, 2003, except as stated below and for hedging relationships designated after
June 30, 2003. In addition, except as stated below, all provisions of SFAS 149 are to be applied prospectively. The provisions of SFAS 149 that relate to
Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133,
"Accounting for Derivative Instruments and Hedging Activities." Management does not believe this statement will have a material effect on its consolidated financial statements.

Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting
for Certain Financial Instruments with Characteristics of both Liabilities and
Equity," was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Management does not believe this statement will have a material effect on its consolidated financial statements.

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

All delinquent loans that meet regulatory requirements are included on the Asset
Watch List. The Asset Watch List is reviewed quarterly by the Asset Watch
Committee for any classification beyond the regulatory rating based on a loan's delinquency.

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

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2003, MSR's had a carrying value of $2.6 million.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

General
The Company reported net income of $2,274,000 for the quarter ended June 30,
2003, compared to $2,612,000 for the quarter ended June 30, 2002, a decrease of
$338,000 or 12.9%. Basic earnings per common share for the current quarter were
$0.53 compared to $0.60 for the quarter ended June 30, 2002. Diluted earnings per common share were $0.50 for the quarter ended June 30, 2003 compared to
$0.57 for the quarter ended June 30, 2002.

Net Interest Income
Net interest income before provision for loan losses decreased by $760,000 or
11.8% for the quarter ended June 30, 2003, compared to the quarter ended June
30, 2002. This decrease was due primarily to a 51 basis point, (a basis point is defined as 1/100th of a percent), decrease in the net interest margin to average interest earning assets, as yields on interest earning assets declined more rapidly than the decline in the cost of funds. A factor that positively influenced net interest margin was an increase of $32.9 million in average interest earning assets versus an increase of $26.1 million in average interest bearing liabilities for the three month period ended June 30, 2003 compared to the same quarter last year.

The provision for loan losses increased $257,000 for the quarter ended June 30,
2003, compared to the quarter ended June 30, 2002. At June 30, 2003, the loan loss allowance covered 148.7% of non-performing loans. The charge to the loan loss provision reflects two primary factors: economic trends in the Bank's market area and the continuing changes in the Bank's portfolio loan mix.
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

The change to the loan loss allowance for the three month period ended June 30,
2003 is as follows:

   Quarter ended June 30: (in thousands)       2003           2002
   -------------------------------------       ----           ----
   Allowance beginning balance............   $7,186         $6,364
   Provision for loan losses..............      450            193
   Charge-offs............................     (432)          (121)
   Recoveries.............................       80             15
                                             ------         ------
   Loan Loss Allowance ending balance.....   $7,284         $6,451
                                             ======         ======

   Allowance to Total Loans...............    1.10%          1.01%
   Allowance to Nonperforming Assets......     107%           106%

Interest Income
Total interest income for the three month period ended June 30, 2003, decreased
$1,928,000, or 14.3%, over the same period of the prior year. This decrease is primarily the result of a 123 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended June 30,
2003 as compared to the quarter ended June 30, 2002. The weighted average interest rate earned on interest earning assets declined because market rates in general declined.

Interest Expense
Total interest expense for the three month period ended June 30, 2003 decreased
$1,168,000, or 17.1%, as compared to the same period a year ago. The factor that caused the decrease in interest expense mirrors the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined
72 basis points in the quarter ended June 30, 2003, as compared to the quarter ended June 30, 2002.

Other Income
Total other income for the three-month period ended June 30, 2003, increased
$1,133,000 or 42.3% over the same period a year ago. This increase was primarily the result of an increase of $1,520,000 from the gain on sale of loans. The lower loan rates experienced in the quarter ended June 30, 2003 as compared to the quarter ended June 30, 2002 resulted in increased refinancing activity, causing the Bank's fifteen and thirty year fixed rate loan originations to increase. The Bank typically sells most of its fifteen year and thirty year fixed rate mortgages in the secondary market, resulting in the increased gain on sale of loans. Another factor increasing other income is the increase of
$110,000 in service fees on deposit accounts for the quarter ended June 30, 2003 as compared to the same quarter last year. This increase in deposit fees resulted primarily from a restructuring of the deposit fees charged on commercial accounts.

A factor decreasing other income was a $361,000 reduction in servicing income for the quarter ended June 30, 2003, as compared to the quarter ended June 30,
2002. This decrease was due primarily to two factors. The increasing balance of mortgage servicing rights resulted in $120,000 of increased amortization of those rights for the quarter ended June 30, 2003. In addition, the impairment charge for mortgage servicing rights increased $301,000 in the current quarter compared to the same quarter ended June 30, 2002. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the lender retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. Future impairment charges will depend on future interest rate changes. If rates continue to drop there may be more impairment charges. If they rise, previously recorded impairment charges may be recovered.

An additional factor reducing other income for the three months ended June 30,
2003, was a $173,000 decrease in the income from joint ventures. The primary reason for the decrease was the result of a large real estate sale by a joint venture in the quarter ended June 30, 2002, which produced $183,000 of income in the prior year's second quarter. In the current quarter ended June 30, 2003, the same joint venture produced $35,000 of income.

Other Expenses
Other expense for the three month period ended June 30, 2003 increased $620,000, or 12.4% over the three month period ended June 30, 2002. This increase resulted from normal salary increases, as well as increases in retirement and health care costs, and increases from adding additional support staff, that increased compensation and employee benefits $323,000 over the same period last year.
Additionally, miscellaneous expenses increased $271,000 due to an increase of
$191,000 in consultant fees and a $91,000 charge down of a real estate owned property in the June 30, 2003, quarter compared to the June 30, 2002 quarter.

Six months Ended June 30, 2003 Compared to Six months Ended June 30, 2002:

General
The Company reported net income of $5,228,000, or $1.17 diluted earnings per share, for the six months ended June 30, 2003, compared to $5,205,000, or $1.14 diluted earnings per share, for the same period a year ago, an increase of
$23,000 or a 2.6% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses decreased $1,062,000 for the six month period ended June 30, 2003, compared to the same period ended June
30, 2002.

The change to the loan loss allowance for the six month period ended June 30,
2003 is as follows:

Six months ended June 30: (in thousands)           2003       2002
----------------------------------------           ----       ----
Allowance beginning balance .................   $ 7,172     $ 6,144
Provision for loan losses ...................       660         702
Charge-offs .................................      (652)       (431)
Recoveries ..................................       104          36
                                                -------     -------
Loan Loss Allowance .........................   $ 7,284     $ 6,451
                                                =======     =======

Allowance to Total Loans ...................      1.10%       1.01%
Allowance to Nonperforming Assets...........       107%        106%

Interest Income
Total interest income for the six month period ended June 30, 2003 decreased
$3,160,000, compared to the six month period ended June 30, 2002. The six month period decrease was due to a decrease of 105 basis points on the weighted average yield earned on interest earning assets.

Interest Expense
Total interest expense for the six month period ended June 30, 2003 decreased
$2,098,000, compared to the six month period ended June 30, 2002. Similar to the decrease in interest income, the decrease in interest expense was due to a 65 basis point decrease in the weighted average cost of funds for the six month period ended June 30, 2003 as compared to the same period ended June 30, 2002.

Other Income
Total other income for the six month period ended June 30, 2003 increased
$1,758,000 or 28.4% as compared to the same period one year ago. This increase was primarily the result of an increase in gain on sale of loans of $2,646,000 as discussed in the second quarter results above. An additional increase in other income for the six months ended June 30, 2003 was a $221,000 increase in the service fees on deposit accounts resulting from the previously discussed restructuring of commercial deposit fees, as well as income produced from retail checking.

A factor which reduced other income was a $783,000 decrease in loan servicing income. For the six month period ended June 30, 2003 the amortization charge on originated mortgage servicing rights increased $200,000 due to the increased size of the mortgage servicing rights asset. Additionally, a $500,000 impairment charge for the period ended June 30, 2003 compared to a recovery of impairment charges in the six month period ended June 30, 2002 of $148,000 resulted in
$648,000 of the decrease to loan servicing income. A factor that offset the decrease in loan servicing income was the $68,000 increase in loan servicing income earned by the Bank for servicing loans sold in the secondary market.

Two other factors reducing other income in the six month period ended June 30,
2003 as compared to the six month period ended June 30, 2002 were a $201,000 decrease in income from joint ventures as discussed in the quarterly information and a $161,000 decrease in the net gain on real estate owned and repossessed assets. The decrease in the real estate owned category occurred due to the larger number of real estate owned sales which occurred in the six month period ended June 30, 2002 which resulted in a gain on sale of residential real estate owned of $289,000 during this period as compared to a gain on sale of residential real estate of $59,000 which occurred in the six month period ended
June 30, 2003.

Other Expenses
Total other expenses for the six month period ended June 30, 2003 increased
$744,000 or 7.3%. This increase is a result of three factors including a
$402,000 increase in compensation and employee benefits, a $144,000 increase in miscellaneous expenses and a $116,000 increase in occupancy expenses. The increases in compensation and employee benefits for the six month period ended
June 30, 2003 mirror the increases discussed in the quarterly discussion. The increases in miscellaneous expense are primarily the net result of increases of
$192,000 in consulting fees, $91,000 in real estate owned charge downs, $97,000 in loan related expenses and a reduction in real estate owned expenses including taxes, repairs and maintenance of $236,000.

FINANCIAL CONDITION:
Total assets as of June 30, 2003, were $873,041,000, which was a decrease of
$13,464,000 from December 31, 2002, total assets of $886,505,000. Changes within the various balance sheet categories included $9,733,000 or 18.1% decrease in cash and cash equivalents and a loans receivable, net of allowance for loan losses, decrease of $15,024,000, for the six month period ended June 30, 2003.
The decrease in cash was used to temporarily fund the increase in loans held for sale of $9,222,000, while the payments received on the loan portfolio were partially used to pay down advances from the Federal Home Loan Bank which decreased $8,035,000 and to fund the decrease in higher rate public funds and jumbo deposits, as deposits decreased $11,230,000 in the six month period ended
June 30, 2003. Shareholders' equity increased $2,130,000 during the same period.
Retained earnings increased $5,228,000 from net income and decreased $1,386,000 for dividends paid and $3,245,000 from stock buy backs. Common stock increased
$1,581,000 from the exercise of common stock options and $232,000 from a tax benefit associated with the disqualified dispositions of option exercises.
Common stock decreased $202,000 from stock buy backs. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $138,000 for the six months ended June 30, 2003.
Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $60,000 for the same six month period.

At June 30, 2003, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                                           As of June 30, 2003
                                         (Dollars in Thousands)
                                                                             To be "Well-
                                                                          Capiitalized" under
                                                           Minimum        Prompt Corrective
                                        Actual           Requirements     Action Provisions
                                   Amount     Ratio     Amount   Ratio    Amount       Ratio
Consolidated
    Tier I Capital to Risk-
      Weighted Assets              $78,155   11.76%    $26,583    4.00%   $39,874       6.00%
    Total Risk-Based Capital to
      Risk-Weighted Assets         $85,439   12.86%    $53,165    8.00%   $66,457      10.00%
    Tier I Leverage Ratio          $78,155    8.87%    $35,236    4.00%   $44,046       5.00%
HomeFederal Bank
    Tier I Capital to Risk-
      Weighted Assets              $87,899   13.25%    $26,543    4.00%   $39,815       6.00%
    Total Risk-Based to Risk-
      Weighted Assets              $95,183   14.34%    $53,086    8.00%   $66,358      10.00%
    Tier I Leverage Ratio          $87,899    9.96%    $35,289    4.00%   $44,112       5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the FHLB system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 2003, the
Bank had $163,600,000 in such borrowings. In addition, at June 30, 2003, the
Bank had commitments to fund loan originations of $71,817,000, unused home equity lines of credit of $77,355,000 and unused commercial lines of credit of
$31,654,000, as well as commitments to sell loans of $87,797,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.
In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended June 30, 2003 is not materially different from the results presented on page 14 of the transition report for the six month period ended
December 31, 2002, which is incorporated by reference herein.

Item 4. Controls and Procedures

(a)  Evaluation  of disclosure  controls and  procedures.  The  Company's  chief executive  officer  and  chief  financial  officer,  after  evaluating  the effectiveness  of the  Company's  disclosure  controls and  procedures  (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities  Exchange Act
     of 1934,  as  amended),  as of the end of the most  recent  fiscal  quarter covered by this quarterly  report,  (the "Evaluation  Date") within 90 days before the filing date of this quarterly report,  have concluded that as of the Evaluation Date, the Company's  disclosure controls and procedures were adequate and are designed to ensure that material  information  relating to the  Company  would be made  known to such  officers  by others  within the
     Company on a timely basis.

(b)  Changes  in  internal  controls.  During  the prior  quarter,  the  Company outsourced the Bank's  internal audit  function to BKD.  Additionally,  the
     Company  established  a  compliance  department.  While the Company was not experiencing  any  problems  with  the  internal  controls  over  financial reporting,  the Company  believes  these  changes will enhance the internal controls already  established.  There were no other significant  changes in the  Company's  internal  control over  financial  reporting  identified in connection  with the Company's  evaluation of controls that occurred during the  Company's  last fiscal  quarter that has  materially  affected,  or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities and Use of Proceeds

N/A

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 22, 2003, the Corporation held its Annual Meeting of Shareholders. A total of 3,838,368 shares were present in person or by proxy at the meeting. The following director nominees received the following votes and votes withheld at that meeting:
                                             For               Votes Withheld
Harvard W. Nolting, Jr.                    3,749,275                89,093
(three year term)
John M. Miller                             3,751,275                87,093
(three year term)

The terms of office of the following directors continued after the Annual
Meeting of Shareholders:

                                                 Term Expiring
John T. Beatty                                       2004
Harold Force                                         2004
John K. Keach, Jr.                                   2005
David W. Laitinen, M.D.                              2005
Gregory J. Pence                                     2004

Item 5.  Other information

In February, 2003, the Board of Directors announced it had approved the sixth repurchase, from time to time, on the open market of up to 5% of the Company's outstanding shares of common stock, or 211,699 such shares. As of August 7, 2003
Home Federal Bancorp has repurchased 140,400 shares under this plan.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      31(1) Certification required by 12 C.F.R. 240.13a-14(a).
      31(2) Certification required by 12 C.F.R. 240.13a-14(a).
      32 -  Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
            Section 906 of the Sarbances-Oxley Act of 2002.

(b)  On April 16, 2003 Home  Federal  Bancorp  filed an 8-K  containing  a press release  announcing  its results of operations  for the quarter ended March
     31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                   Home Federal Bancorp

DATE:   August 13,  2003           /S/ Lawrence E. Welker
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer

