Form 10-Q
period 2003-09-30
HOME FEDERAL BANCORP
filed 2003-11-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003


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

                                  YES __X__     NO _____

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

                                  YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 2003.


            Common Stock, no par value - 4,310,293 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX


                                                                        Page No.

 PART I.  FINANCIAL INFORMATION

 Item 1. Financial Statements (unaudited)

               Consolidated Balance Sheets                                   3

               Consolidated Statements of Income                             4

               Consolidated Statements of Cash Flows                         5

               Notes to Consolidated Financial Statements                    6

 Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 9

               Forward looking statements                                    9

               Critical accounting policies                                  9

 Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                  14

 Item 4. Controls and Procedures                                            14


 PART II. OTHER INFORMATION

 Item 1.  Legal Proceedings                                                 15

 Item 2.  Changes in Securities and Use of Proceeds                         15

 Item 3.  Defaults Upon Senior Securities                                   15

 Item 4.  Submission of Matters to a Vote of Security Holders               15

 Item 5.  Other Information                                                 15

 Item 6.  Exhibits and Reports on Form 8-K                                  15


 Signatures                                                                 16

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)                                                                September 30,   December 31,
                                                                              2003           2002
                                                                           -----------   --------------

ASSETS:
Cash                                                                       $  24,350       $  27,404
Interest-bearing deposits                                                     17,940          26,288
                                                                            ---------       ---------
  Total cash and cash equivalents                                             42,290          53,692
                                                                            ---------       ---------

Securities available for sale at fair value (amortized cost $124,577
     and $113,000)                                                           124,755         114,440
Securities held to maturity (fair value $1,888 and $3,147)                     1,829           3,026
Loans held for sale (fair value $11,738 and $31,055)                          11,541          30,560
Loans receivable, net of allowance for loan losses of $7,361 and $7,172      627,005         628,883
Investments in joint ventures                                                  6,140           6,710
Federal Home Loan Bank stock                                                   9,965           9,965
Accrued interest receivable, net                                               3,753           4,289
Premises and equipment, net                                                   12,750          12,973
Real estate owned                                                              2,248           1,472
Prepaid expenses and other assets                                              9,778           8,259
Cash surrender value of life insurance                                        11,250          10,841
Goodwill                                                                       1,395           1,395
                                                                            ---------       ---------

   TOTAL ASSETS                                                            $ 864,699       $ 886,505
                                                                            =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                                   $ 593,728       $ 609,358
Advances from Federal Home Loan Bank                                         158,596         171,635
Senior debt                                                                   14,242          14,242
Other borrowings                                                               3,301           1,867
Advance payments by borrowers for taxes and insurance                            575             229
Accrued expenses and other liabilities                                        12,208          11,380
                                                                            ---------       ---------
   Total liabilities                                                         782,650         808,711
                                                                            ---------       ---------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding:   None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding:                                                     11,828           9,184
     4,289,543 shares at September 30, 2003
     4,228,859 shares at December 31, 2002
 Retained earnings, restricted                                                70,459          68,156
Accumulated other comprehensive (loss) income, net of taxes                     (238)            454
                                                                            ---------       ---------

   Total shareholders' equity                                                 82,049          77,794
                                                                            ---------       ---------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                              $ 864,699       $ 886,505
                                                                            =========       =========

See notes to consolidated financial statements (unaudited)


HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                       Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                             -----------------------------   -----------------------------
Interest income:                                                 2003            2002            2003           2002
                                                             -------------   -------------   -------------  --------------
 Loans receivable                                         $        10,175 $        11,719 $        31,498 $        35,252
 Securities available for sale and held to maturity                   916           1,482           2,958           4,443
 Other interest income                                                 69              76             304             342
                                                             -------------   -------------   -------------  --------------
Total interest income                                              11,160          13,277          34,760          40,037
                                                             -------------   -------------   -------------  --------------

Interest expense:
Deposits                                                            2,910           3,851           9,411          11,850
Advances from Federal Home Loan Bank                                2,316           2,644           7,073           8,030
Other borrowings                                                      203             208             635             610
                                                             -------------   -------------   -------------  --------------
Total interest expense                                              5,429           6,703          17,119          20,490
                                                             -------------   -------------   -------------  --------------

Net interest income                                                 5,731           6,574          17,641          19,547
Provision for loan losses                                             286             460             946           1,162
                                                             -------------   -------------   -------------  --------------
Net interest income after provision for loan losses                 5,445           6,114          16,695          18,385
                                                             -------------   -------------   -------------  --------------

Other income:
 Gain on sale of loans                                              2,479           1,386           6,778           3,039
 Gain(loss) on sale of securities                                       -               4               4               6
 Income (loss) from joint ventures                                    (54)            110             520             884
 Insurance, annuity income, other fees                                447             342           1,280           1,126
 Service fees on deposit accounts                                     691             635           1,996           1,718
 Net gain (loss) on real estate owned and repossessed assets           91              11             179             259
 Loan servicing income, net of impairments                            437            (116)            304             534
 Miscellaneous                                                        491             471           1,471           1,468
                                                             -------------   -------------   -------------  --------------
Total other income                                                  4,582           2,843          12,532           9,034
                                                             -------------   -------------   -------------  --------------

Other expenses:
 Compensation and employee benefits                                 3,371           2,747           9,511           8,485
 Occupancy and equipment                                              749             699           2,274           2,108
 Service bureau expense                                               237             225             712             682
 Federal insurance premium                                             24              24              73              75
 Marketing                                                            146              87             485             371
 Miscellaneous                                                      1,410           1,025           3,803           3,263
                                                             -------------   -------------   -------------  --------------
Total other expenses                                                5,937           4,807          16,858          14,984
                                                             -------------   -------------   -------------  --------------

Income before income taxes                                          4,090           4,150          12,369          12,435
Income tax provision                                                1,462           1,559           4,513           4,640
                                                             -------------   -------------   -------------  --------------
Net Income                                                $         2,628 $         2,591 $         7,856 $         7,795
                                                             =============   =============   =============  ==============

Basic earnings per common share                           $          0.62 $          0.60 $          1.85 $          1.79
Diluted earnings per common share                         $          0.59 $          0.57 $          1.76 $          1.70

Basic weighted average number of shares                         4,242,653       4,326,078       4,254,417       4,354,749
Dilutive weighted average number of shares                      4,441,024       4,542,569       4,470,121       4,585,294
Dividends per share                                       $         0.188 $         0.150 $         0.513 $         0.450

See notes to consolidated financial statements (unaudited)


HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                                Nine Months Ended
(unaudited)                                                                                      September 30,
                                                                                       ----------------------------------
                                                                                          2003                  2002
                                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $ 7,856               $ 7,795
Adjustments to reconcile net income to net cash
     from operating activities:
     Accretion of discounts, amortization and depreciation                                   1,643                 1,373
     Provision for loan losses                                                                 946                 1,162
     Net gain from sale of loans                                                            (6,778)               (3,039)
     Net gain from sale of investment securities                                                (4)                   (6)
     Income from joint ventures and net gain from real estate owned                           (699)               (1,123)
     Loan fees deferred (recognized), net                                                       (4)                   29
     Proceeds from sale of loans held for sale                                             346,787               173,967
     Origination of loans held for sale                                                   (320,990)             (181,160)
     Decrease in accrued interest and other assets                                          (3,222)               (5,909)
     Increase in other liabilities                                                           1,303                 4,818
                                                                                       ------------          ------------
Net cash from operating activities                                                          26,838                (2,093)
                                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans                                                  6,887                16,667
Proceeds from:
     Maturities/Repayments of:
         Securities held to maturity                                                         1,204                 1,493
         Securities available for sale                                                     124,194                24,323
     Sales of:
         Securities available for sale                                                      27,312                 5,897
         Real estate owned and other asset sales                                             1,676                 4,118
Purchases of:
     Loans                                                                                  (5,951)               (6,044)
     Securities available for sale                                                        (163,590)              (69,606)
Repayment of joint ventures                                                                  1,090                 1,771
Investment in cash surrender value of life insurance                                             -                  (528)
Acquisition of property and equipment                                                         (917)                 (885)
                                                                                       ------------          ------------
Net cash from investing activities                                                          (8,095)              (22,794)
                                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                        (15,630)               18,777
Proceeds from advances from FHLB                                                             7,000                15,900
Repayment of advances from FHLB                                                            (20,039)              (24,829)
Proceeds from senior debt                                                                        -                 1,200
Net proceeds from (net repayment of) overnight borrowings                                    1,434                  (782)
Common stock options exercised                                                               2,853                 1,165
Repurchase of common stock                                                                  (3,574)               (6,077)
Payment of dividends on common stock                                                        (2,189)               (1,950)
                                                                                       ------------          ------------
Net cash from financing activities                                                         (30,145)                3,404
                                                                                       ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                  (11,402)              (21,483)
Cash and cash equivalents, beginning of period                                              53,692                64,676
                                                                                       ------------          ------------
Cash and cash equivalents, end of period                                                  $ 42,290              $ 43,193
                                                                                       ============          ============

Supplemental information:
Cash paid for interest                                                                    $ 17,132              $ 20,332
Cash paid for income taxes                                                                $  4,430              $  4,497
Assets acquired through foreclosure                                                       $  3,166              $  3,161

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries. These consolidated interim financial statements at September 30, 2003, and for the three and nine month periods ended September 30, 2003, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the Company's Transition Report on Form 10-K for the six month period ended December 31, 2002.


2. Earnings Per Share

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:


                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                 ------------------------------    ------------------------------
                                                     2003             2002             2003             2002
Basic EPS:
  Weighted average common shares                     4,242,653       4,326,078        4,254,417        4,354,749
                                                 ==============   =============    =============    =============

Diluted EPS:
  Weighted average common shares                     4,242,653       4,326,078        4,254,417        4,354,749
  Dilutive effect of stock options                     198,371         216,491          215,704          230,545
                                                 --------------   -------------    -------------    -------------
  Weighted average common and
  incremental shares                                 4,441,024       4,542,569        4,470,121        4,585,294
                                                 ==============   =============    =============    =============


3. Comprehensive Income

The following is a summary of the Company's total comprehensive income for the interim three and nine month periods ended September 30, 2003 and 2002. (In thousands)



                                                                                  Three months ended          Nine months ended
                                                                                     September 30,              September 30,
                                                                              -----------------------------------------------------
                                                                                  2003          2002         2003          2002

   Net Income                                                                     $ 2,628      $ 2,591      $ 7,856        $ 7,795
      Unrealized holding gains (losses) from securities available for sale         (1,046)        (125)      (1,262)         1,137
      Reclassification adjustment for (gains) losses realized in income
                                                                                        -           (4)          (4)            (6)
      Unrealized gains (losses) from cash flow hedge                                  115         (245)         213           (409)
                                                                              -----------------------------------------------------
   Net unrealized gains (losses)                                                     (931)        (374)      (1,053)           722

   Tax effect                                                                         317          143          361           (207)
                                                                              -----------------------------------------------------
   Other comprehensive income(loss), net of tax                                      (614)        (231)        (692)           515
                                                                              -----------------------------------------------------
   Comprehensive Income                                                           $ 2,014      $ 2,360      $ 7,164        $ 8,310
                                                                              =====================================================

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

                                            For the Three Months Ended          For the Nine Months Ended
                                                   September 30,                       September 30,
                                            -------------------------------------------------------------
(dollars in thousands, except share data)      2003              2002             2003            2002
---------------------------------------------------------------------------------------------------------
Net income, as reported                        $2,628           $2,591           $7,856          $7,795
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                     (148)             (25)            (185)           (348)
                                            ----------       ----------       ----------      ----------

Pro forma net income                           $2,480           $2,566           $7,671          $7,447
                                            ==========       ==========       ==========      ==========

Earnings per share:
     Basic---as reported                       $  .62           $  .60           $ 1.85          $ 1.79
     Basic---pro forma                         $  .58           $  .59           $ 1.80          $ 1.71

     Diluted---as reported                     $  .59           $  .57           $ 1.76          $ 1.70
     Diluted---pro forma                       $  .56           $  .56           $ 1.72          $ 1.62


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


6. New Accounting Pronouncements

Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities," was issued in June 2002. SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. As of September 30, 2003, there have been no such exit or disposal activities.

Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of SFAS Statement No. 123," was issued in December 2002 and is effective for fiscal years ending after December 15, 2002. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported results. Management has included the new disclosure requirements in its consolidated financial statements.

Statement of Financial Accounting Standards No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," was issued in April 2003 and is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. In addition, except as stated below, all provisions of SFAS 149 are to be applied prospectively. The provisions of SFAS 149 that relate to Statement 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, will continue to be applied in accordance with their respective effective dates. SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Management has determined the adoption of SFAS 149 did not have a material effect on its consolidated financial statements.

Statement of Financial Accounting Standards No. 150 ("SFAS 150"), "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. Management has determined the adoption of SFAS 150 did not have a material effect on its consolidated financial statements

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that certain guarantees must be recognized at fair value. FIN 45 also requires disclosure of detailed information about each guarantee or group of guarantees. The disclosure requirements are effective for financial statements ending after December 15, 2002. The recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. Management has determined the adoption of FIN 45 did not have a material effect on its consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin (ARB) No. 51." FIN 46 requires the primary beneficiary to consolidate a variable interest entity ("VIE") if it has a variable interest that will absorb a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. FIN 46 applies immediately to VIEs created after January 31, 2003, and to VIEs in which the entity obtains an interest after that date. Management has determined the adoption of FIN 46 did not have a material effect on its consolidated financial statements.

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


Valuation of  Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include, estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2003, MSR's had a carrying value of $3.4 million.


RESULTS OF OPERATIONS:

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

General

The Company reported net income of $2,628,000 for the quarter ended September 30, 2003, compared to $2,591,000 for the quarter ended September 30, 2002, an increase of $37,000 or 1.4%. Basic earnings per common share for the current quarter were $0.62 compared to $0.60 for the quarter ended September 30, 2002. Diluted earnings per common share were $0.59 for the quarter ended September 30, 2003 compared to $0.57 for the quarter ended September 30, 2002.


Net Interest Income

Net interest income before provision for loan losses decreased by $843,000 or 12.8% for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. This decrease was due primarily to a 46 basis point, (a basis point is defined as 1/100th of a percent), decrease in the net interest margin to average interest earning assets, as yields on interest earning assets declined more rapidly than the decline in the cost of funds. A factor that positively influenced net interest margin was an increase of $11.3 million in average interest earning assets versus an increase of $8.1 million in average interest bearing liabilities for the three month period ended September 30, 2003, compared to the same quarter last year.

The provision for loan losses was $286,000 for the quarter ended September 30, 2003, a decrease of $174,000, compared to the quarter ended September 30, 2002. At September 30, 2003, the loan loss allowance covered 180.5% of non-performing loans. The $286,000 charge to the loan loss provision reflects the increase in the commercial real estate and commercial portfolio as a percentage of the total loan portfolio. Generally, commercial loans involve greater risk of loss to the Bank than residential loans. Commercial loans typically involve larger loan balances to single borrowers or groups of related borrowers and in the case of commercial real estate loans, repayment is normally dependent on the successful operation of the related project and may be subject to adverse conditions in the real estate market or in the general economy. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended September 30, 2003 and 2002 is as follows:


    Quarter ended September 30: (in thousands)         2003              2002
    -------------------------------------------   ------------    --------------

    Allowance beginning balance                   $   7,284        $    6,451
    Provision for loan losses                           286               460
    Charge-offs                                        (229)             (192)
    Recoveries                                           20                14
                                                  ------------    --------------
    Loan Loss Allowance ending balance            $   7,361        $    6,733
                                                  ============    ==============

    Allowance to Total Loans                           1.14%            1.01%
    Allowance to Nonperforming Assets                   116%             105%

Net interest income after provision for loan loss decreased $669,000 or 10.9% for the three month period ended September 30, 2003 compared to the three months ended September 30, 2002.


Interest Income

Total interest income for the three month period ended September 30, 2003, decreased $2,117,000, or 15.9%, over the same period of the prior year. This decrease is primarily the result of a 114 basis point decrease in the weighted average interest rate earned on interest earning assets for the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.


Interest Expense

Total interest expense for the three month period ended September 30, 2003 decreased $1,274,000, or 19.0%, as compared to the same period a year ago. The factor that caused the decrease in interest expense mirrors the factor for the decrease in interest income. The interest rate paid on interest bearing liabilities declined 68 basis points in the quarter ended September 30, 2003, as compared to the quarter ended September 30, 2002.


Other Income

Total other income for the three-month period ended September 30, 2003, increased $1,739,000 or 61.2% over the same period a year ago. This increase was primarily the result of an increase of $1,093,000 from the gain on sale of loans. The Bank sold $118,617,000 loans in the secondary market in the quarter ended September 30, 2003, as compared to $75,531,000 in the quarter ended September 30, 2002, an increase of $43,086,000 in secondary market loan sales. These increases in sales volume were the result of originations of residential mortgages of $117,755,000 in the current quarter, as well as a reduction in the loans held for sale portfolio of $19,019,000. Another factor increasing other income is the $553,000 increase in loan servicing income, net of impairments, for the current quarter compared to the same quarter of the prior year. Included in loan servicing income is the amortization charge of mortgage servicing rights and the impairment provision related to mortgage servicing rights. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the lender retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. In the three-month period ended September 30, 2003 the impairment charge was a recovery of a previously recorded impairment of $260,000 as prepayment speeds slowed. This compared to an impairment charge of $368,000 for the same period ending September 30, 2002. The difference was an increase in income for the current period of $628,000 compared to the same period a year ago. Additionally, other income increased $105,000 due to increases in insurance, annuity income and other fees for the quarter ended September 30, 2003, as compared to the same quarter last year. This increase in insurance, annuity income and other fees included increased brokerage fees of $28,000, as well as, one time pair off fees of $65,000 received from Freddie Mac and Fannie Mae, related to non delivery of previously committed loans, which at the time of scheduled contractual delivery to Freddie Mac or Fannie Mae, would have been made at below market rates. Per the Bank's contract with Freddie Mac and Fannie Mae, fees may be received by the Bank, or paid by the Bank, based on market fluctuations.

A factor reducing other income for the three months ended September 30, 2003, was a $164,000 decrease in the income from joint ventures. The primary reason for the decrease was the result of an impairment charge against a joint venture of $127,000. The impairment charge was the result of annual projected lot sales being revised downward, which in turn reduced the cash flows expected from the residential development joint venture.


Other Expenses

Other expense for the three month period ended September 30, 2003 increased $1,130,000, or 23.5% over the three month period ended September 30, 2002. This increase resulted from normal salary increases, a bonus accrual, increases in retirement and health care costs, and increases from adding additional support staff, that increased compensation and employee benefits $624,000 over the same period last year. Additionally, miscellaneous expenses increased $385,000 in the September 30, 2003 quarter, compared to the September 30, 2002 quarter, due to various factors including consultant fees, personnel expenses related to hiring new personnel, costs associated with a fall home equity advertising campaign and one-time charges associated with upgrading flood insurance policies.

Nine months Ended September 30, 2003 Compared to Nine months Ended September 30, 2002:

General

The Company reported net income of $7,856,000, or $1.76 diluted earnings per share, for the nine months ended September 30, 2003, compared to $7,795,000, or $1.70 diluted earnings per share, for the same period a year ago, an increase of $61,000 or a 3.4% increase in earnings per dilutive common share.


Net Interest Income

Net interest income before provision for loan losses decreased $1,906,000 or 9.8% for the nine month period ended September 30, 2003, compared to the same period ended September 30, 2002.

The change to the loan loss allowance for the nine month period ended September 30, 2003 is as follows:

      Nine months ended September 30: (in thousands)        2003          2002
      ----------------------------------------------      --------       -------
      Allowance beginning balance                          $7,172        $6,144
      Provision for loan losses                               946         1,162
      Charge-offs                                            (882)         (623)
      Recoveries                                              125            50
                                                          --------      --------
      Loan Loss Allowance                                  $7,361        $6,733
                                                          ========      ========

      Allowance to Total Loans                               1.14%         1.01%
      Allowance to Nonperforming Assets                       116%          105%

Net interest income after provision for loan losses decreased $1,690,000 or 9.2%.


Interest Income

Total interest income for the nine month period ended September 30, 2003 decreased $5,277,000, compared to the nine month period ended September 30, 2002. The nine month period decrease was due to a decrease of 108 basis points on the weighted average yield earned on interest earning assets.


Interest Expense

Total interest expense for the nine month period ended September 30, 2003 decreased $3,371,000, compared to the nine month period ended September 30, 2002. Similar to the decrease in interest income, the decrease in interest expense was due to a 66 basis point decrease in the weighted average cost of funds for the nine month period ended September 30, 2003, as compared to the same period ended September 30, 2002.


Other Income

Total other income for the nine month period ended September 30, 2003 increased $3,498,000 or 38.7% as compared to the same period one year ago. This increase was primarily the result of an increase in gain on sale of loans of $3,739,000, which was comprised of $1,070,000 MSR gain and $2,669,000 gain from sale of loans in the secondary market. For the nine-months ended September 30, 2003 the Bank originated $381.4 million residential loans in southeast Indiana, compared to $222.4 million for the nine-months ended September 30, 2002. Eighty one percent of these loans were refinances of existing loans. The vast majority of these loans were made as fixed rate loans and sold in the secondary mortgage market. Two other factors increasing other fee income for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, were increases in insurance, annuity income and other fees and increases in service fees on deposit accounts of $154,000 and $278,000, respectively. The increase in insurance, annuity income and other fees resulted primarily from the net effect of the previously discussed pair off fees received from Freddie Mac of $65,000 and increased brokerage fees of $140,000. These fee increases were offset by a $50,000 decrease in insurance and debt cancellation income. Service fees on deposit accounts increased primarily due to a restructuring of commercial deposit fees, as well as income produced from retail checking.

Two factors that reduced other income was a $230,000 decrease in loan servicing income and a $364,000 decrease in income from joint ventures. Loan servicing income decreased primarily due to the increased amortization charge on originated mortgage servicing rights of $337,000 resulting from the increased size of the mortgage servicing rights asset. A factor that offset the decrease in loan servicing income was the $88,000 increase in loan servicing income earned by the Bank for servicing loans sold in the secondary market. The decrease in income from joint ventures is due primarily to two factors; 1) $157,000 of impairment charges on one real estate development project; and 2) large real estate sales by a joint venture in the nine months ended September 30, 2002, which produced $630,000 of income compared to $480,000 of income from the same joint venture in the current nine month period ended September 30, 2003.

Other Expenses

Total other expenses for the nine month period ended September 30, 2003 increased $1,874,000 or 12.5%. This increase is a result of four factors including a $1,026,000 increase in compensation and employee benefits, a $540,000 increase in miscellaneous expenses, a $166,000 increase in occupancy expenses and a $114,000 increase in marketing expenses. The increases in compensation and employee benefits for the nine month period ended September 30, 2003 mirror the increases discussed in the quarterly discussion. The increases in miscellaneous expense are the net result of various expense categories including, an increase of $285,000 in consulting fees, $91,000 in real estate owned charge downs, $227,000 increased loan related expenses, $78,000 increased office supplies and $72,000 increased insurance expense. These increases in miscellaneous expenses were offset by reductions in real estate owned expenses including taxes, repairs and maintenance of $179,000, as well as reduced audit and accounting fees of $96,000. The increase in occupancy expenses included increases in depreciation expenses and increases in repairs and maintenance expenses. The increase in marketing expenses relates primarily to expenditures related to the Greenwood market, where the Bank is scheduled to open a new branch in the fourth quarter of this year.


FINANCIAL CONDITION:

Total assets as of September 30, 2003, were $864,699,000, which was a decrease of $21,806,000 from December 31, 2002, total assets of $886,505,000. Changes within the various balance sheet categories included a $19,019,000 decrease in loans held for sale and an $11,402,000 or 21.2% decrease in cash and cash equivalents for the nine month period ended September 30, 2003. The decreases in cash and loans held for sale were used to pay down advances from the Federal Home Loan Bank, which decreased $13,039,000, and to fund the decrease in higher rate public funds and jumbo deposits, as deposits decreased $15,630,000 in the nine month period ended September 30, 2003.

Shareholders' equity increased $4,255,000 during the same period. Retained earnings increased $7,856,000 from net income and decreased $2,189,000 for dividends paid and $3,364,000 from stock buy backs. Common stock increased $2,621,000 from the exercise of common stock options and $232,000 from a tax benefit associated with the disqualified dispositions of option exercises. Common stock decreased $209,000 from stock buy backs. The Company had a decrease from $946,000 in unrealized gains in its securities available for sale portfolio, net of tax, to $125,000 over the nine month period ended September 30, 2003. This decrease in unrealized gains resulted in $821,000 of other comprehensive losses, net of tax, for the nine months ended September 30, 2003. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $129,000 for the same nine month period.

At September 30, 2003, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:


                                      As of September 30, 2003
                                       (Dollars in Thousands)
                                                                                                  To be "Well-
                                                                                              Capitalized" under
                                                                         Minimum               Prompt Corrective
                                              Actual                   Requirements            Action Provisions
                                              ------                   ------------            -----------------
                                       Amount         Ratio       Amount         Ratio         Amount       Ratio
                                       ------         -----       ------         -----         ------       -----
Consolidated
    Tier I Capital to Risk-
       Weighted Assets                 $80,892       11.92%       $27,138         4.00%       $40,706       6.00%
    Total Risk-Based Capital to
       Risk-Weighted Assets            $88,253       13.01%       $54,275         8.00%       $67,844      10.00%
    Tier I Leverage Ratio              $80,892        9.25%       $34,970         4.00%       $43,712       5.00%

HomeFederal Bank
    Tier I Capital to Risk-
       Weighted Assets                 $88,442       13.05%       $27,100         4.00%       $40,650       6.00%
    Total Risk-Based to Risk-
       Weighted Assets                 $95,803       14.14%       $54,200         8.00%       $67,750      10.00%
    Tier I Leverage Ratio              $88,442       10.08%       $35,109         4.00%       $43,886       5.00%


Liquidity and Capital Resources

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2003, the Bank had $158,596,000 in such borrowings. In addition, at September 30, 2003, the Bank had commitments to fund loan originations of $34,316,000, unused home equity lines of credit of $75,096,000 and unused commercial lines of credit of $27,659,000, as well as commitments to sell loans of $34,499,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended September 30, 2003 is not materially different from the results presented on page 14 of the transition report for the six month period ended December 31, 2002, which is incorporated by reference herein.


Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. The Company's chief executive officer and chief financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended), as of the end of the most recent fiscal quarter covered by this quarterly report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and are designed to ensure that material information relating to the Company would be made known to such officers by others within the Company on a timely basis.

     (b) Changes in internal controls. There were no significant changes in the Company's internal control over financial reporting identified in connection with the Company's evaluation of controls that occurred during the Company's last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A


Item 2. Changes in Securities and Use of Proceeds

N/A


Item 3. Defaults Upon Senior Securities

N/A


Item 4.  Submission of Matters to a Vote of Security Holders

N/A


Item 5.  Other information

In February, 2003, the Board of Directors announced it had approved the sixth repurchase, from time to time, on the open market of up to 5% of the Company's outstanding shares of common stock, or 211,699 such shares. As of October 28, 2003, Home Federal Bancorp has repurchased 140,400 shares under this plan.


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits
          31(1) Certification required by 12 C.F.R.  240.13a-14(a).
          31(2) Certification required by 12 C.F.R.  240.13a-14(a).
          32    Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
                Section 906 of the Sarbances-Oxley Act of 2002.

     (b) On July 18, 2003 Home Federal Bancorp filed an 8-K containing a press release announcing its results of operations for the quarter ended June 30, 2003.

          On August 21, 2003 Home Federal Bancorp file an 8-K regarding a blackout period for the Home Federal Employees' Salary Savings Plan ("the plan") necessitated by a change in the record keepers for the plan.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.


                                   Home Federal Bancorp


DATE:   November 13,  2003         /s/ Lawrence E. Welker
                                   ---------------------------------------------
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer