Form 10-K
period 2003-12-31
HOME FEDERAL BANCORP
filed 2004-03-15
CIK 867493

SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended December 31, 2003

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2003, was $89.8 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 10, 2004, was 4,247,006 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions  of the  Annual  Report to  Shareholders  for the twelve  months  ended
December 31, 2003, are incorporated into Part II. Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 27, 2004, are incorporated into Part I and Part III.


                            Exhibit Index on Page 34
                               Page 2 of 40 Pages

                              HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX

Forward Looking Statements                                                     4

Item 1.    Business                                                            4

Item 2.    Properties                                                         26

Item 3.    Legal Proceedings                                                  28

Item 4.    Submission of Matters to a Vote of Security Holders                28

Item 4.5   Executive Officers of Home Federal Bancorp                         28

Item 5.    Market for Registrant's Common Equity,
           Related Stockholder Matters, And Issuer Purchases
           of Equity Securities                                               28

Item 6.    Selected Financial Data                                            30

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          30

Item 7.A   Quantitative and Qualitative Disclosures About Market Risk         30

Item 8.    Financial Statements and Supplementary Data                        30

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                30

Item 9A.   Controls and Procedures                                            30

Item 10.   Directors and Executive Officers of the Registrant                 30

Item 11.   Executive Compensation                                             31

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters                     31

Item 13.   Certain Relationships and Related Transactions                     31

Item 14.   Principal Accountant Fees and Services                             31

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K   32

Signatures                                                                    33

Certifications                                                                38

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

     HomeFederal Bank began operations in Seymour, Indiana under the name New Building and Loan Association in 1908. The Bank received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January 14, 1988, Home Federal Savings Bank converted to stock form and on March 1, 1993, Home Federal Savings Bank reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal Savings Bank. On December 31, 2001 Home Federal Savings Bank completed a charter conversion to an Indiana commercial bank, which is a member of the Federal Reserve System. On September 24, 2002, the Company announced a change in its fiscal year end from June 30 to December 31.

     On October 22, 2002, Home Federal Savings Bank changed its name to HomeFederal Bank. HomeFederal Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, seventeen full service branches located in south central Indiana and the STAR network of automated teller machines at sixteen locations in Seymour, Columbus, North Vernon, Salem, Madison, Bloomington, Edinburgh, Shelbyville, Batesville and Greenwood. As a result, HomeFederal serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur, Marion, Monroe, Johnson and Washington Counties in Indiana. HomeFederal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

     Online banking and telephone banking are also available to HomeFederal Bank customers. Online banking services are accessed through the Company's website, www.homf.com. In addition to online banking services, the Company also makes available, free of charge at the website, the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC. The information on the Company's website is not incorporated into this Form 10-K.

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

     HomeFederal Bank's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. These loans are generally secured by first mortgages on the property and constituted 27.0% of the Bank's loans at December 31, 2003. Virtually all of the real estate loans originated by HomeFederal Bank are secured by properties located in Indiana, although HomeFederal Bank has authority to make or purchase real estate loans throughout the United States. In addition, HomeFederal Bank makes secured and unsecured consumer related loans (including consumer auto loans, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At December 31, 2003, approximately 17.3% of its loans were consumer-related loans and 25.9% of its loans were commercial mortgage and multi-family loans. HomeFederal Bank also makes construction loans, which constituted 14.3% of HomeFederal Bank's loans at December 31, 2003. Finally, HomeFederal Bank makes commercial loans, which constituted 15.0% of its loans at December 31, 2003.

Lending Activities

Loan Portfolio Data

     The following two tables set forth the composition of HomeFederal Bank's loan porfolio by loan type and security type as of the dates indicated. The third table represents a reconciliation of gross loans receivable after consideration of undisbursed portions of loans in process, deferred loans, and the allowance for loan losses.

                                               --------------------  -------------------   -----------------------------------------
                                                  Dec 31, 2003          Dec 31, 2002         June 30, 2002        June 30, 2001
                                                 Amount   Percent     Amount   Percent      Amount   Percent      Amount   Percent
                                                 ------   -------     ------   -------      ------   -------      ------   -------
TYPE OF LOAN                                          (Dollars in Thousands)
First mortgage loans:
     One-to-four family residential loans    $    178,159    27.0% $   195,255    29.9%  $   214,565    32.6% $    270,124    38.2%
     Commercial and multi-family                  171,397    25.9%     183,369    28.1%      172,495    26.2%      153,169    21.6%
     Loans on property under construction          94,431    14.3%      63,017     9.6%       54,639     8.3%       67,789     9.6%
     Loans on unimproved acreage                    3,201     0.5%       2,795     0.4%        4,712     0.7%        5,017     0.7%
Second mortgage, home equity                       80,044    12.1%      80,274    12.3%       85,819    13.0%       94,140    13.3%
Commercial loans                                   99,085    15.0%      90,063    13.8%       86,435    13.1%       74,687    10.5%
Consumer loans                                      4,221     0.6%       4,681     0.7%        4,535     0.7%        5,864     0.8%
Auto loans                                         23,244     3.5%      25,149     3.8%       25,355     3.9%       25,852     3.6%
Mobile home loans                                   4,365     0.7%       5,834     0.9%        6,625     1.0%        8,308     1.2%
Savings accounts loans                              2,736     0.4%       3,018     0.5%        3,092     0.5%        3,738     0.5%
                                               --------------------  -------------------   -------------------  --------------------
     Gross loans receivable                  $    660,883   100.0% $   653,455   100.0%  $   658,272   100.0% $    708,688   100.0%
                                               ====================  ===================   ===================  ====================

TYPE OF SECURITY
Residential:
     One-to-four family                      $    280,942    42.5% $   293,886    45.0%  $   320,256    48.6% $    388,770    55.0%
     Multi-dwelling units                          22,034     3.3%      22,767     3.5%       29,640     4.5%       34,008     4.8%
Commercial real estate                            221,055    33.5%     205,262    31.4%      177,622    27.0%      162,444    22.9%
Commercial                                         99,085    15.0%      90,063    13.8%       86,435    13.1%       74,687    10.5%
Mobile home                                         4,365     0.7%       5,834     0.9%        6,625     1.0%        8,308     1.2%
Savings account                                     2,736     0.4%       3,018     0.5%        3,092     0.5%        3,738     0.5%
Auto                                               23,244     3.5%      25,149     3.8%       25,355     3.9%       25,852     3.6%
Other consumer                                      4,221     0.6%       4,681     0.7%        4,535     0.7%        5,864     0.8%
Land acquisition                                    3,201     0.5%       2,795     0.4%        4,712     0.7%        5,017     0.7%
                                               --------------------  -------------------   -------------------  --------------------
     Gross loans receivable                  $    660,883   100.0% $   653,455   100.0%  $   658,272   100.0% $    708,688   100.0%
                                               ====================  ===================   ===================  ====================

LOANS RECEIVABLE-NET
Gross loans receivable                       $    660,883   104.8% $   653,455   103.9%  $   658,272   104.2% $    708,688   105.1%
Deduct:
Undisbursed portion of loans in process           (22,150)   -3.5%     (16,856)   -2.7%      (19,498)   -3.1%      (27,999)   -4.2%
Deferred net loan fees                               (555)   -0.1%        (544)   -0.1%         (508)   -0.1%         (447)   -0.1%
Allowance for loan losses                          (7,506)   -1.2%      (7,172)   -1.1%       (6,451)   -1.0%       (5,690)   -0.8%
                                               --------------------  -------------------   -------------------  --------------------
     Net loans receivable                    $    630,672   100.0% $   628,883   100.0%  $   631,815   100.0% $    674,552   100.0%
                                               ====================  ===================   ===================  ====================

TABLE CONTINUES ON FOLLOWING PAGE

Lending Activities (Cont'd.)

                                                    -------------------------------------
                                                     June 30, 2000        June 30, 1999
                                                    Amount   Percent     Amount   Percent
                                                    ------   -------     ------   -------
TYPE OF LOAN
First mortgage loans:
     One-to-four family residential loans       $    282,555    41.3% $   248,846    41.0%
     Commercial and multi-family                     102,974    15.1%     107,908    17.8%
     Loans on property under construction             89,248    13.0%      65,997    10.9%
     Loans on unimproved acreage                      17,440     2.5%      11,611     1.9%
Second mortgage, home equity                          85,300    12.5%      68,873    11.3%
Commercial loans                                      60,948     8.9%      56,956     9.4%
Consumer loans                                         9,446     1.4%       9,250     1.5%
Auto loans                                            22,587     3.3%      21,764     3.6%
Mobile home loans                                      9,963     1.5%      12,048     2.0%
Savings accounts loans                                 3,625     0.5%       3,826     0.6%
                                                  --------------------  -------------------
     Gross loans receivable                     $    684,086   100.0% $   607,079   100.0%
                                                  ====================  ===================

TYPE OF SECURITY
Residential:
     One-to-four family                         $    409,174    59.9% $   347,049    57.2%
     Multi-dwelling units                             32,937     4.8%      30,358     5.0%
Commercial real estate                               117,966    17.2%     114,217    18.8%
Commercial                                            60,948     8.9%      56,956     9.4%
Mobile home                                            9,963     1.5%      12,048     2.0%
Savings account                                        3,625     0.5%       3,826     0.6%
Auto                                                  22,587     3.3%      21,764     3.6%
Other consumer                                         9,446     1.4%       9,250     1.5%
Land acquisition                                      17,440     2.5%      11,611     1.9%
                                                  --------------------  -------------------
     Gross loans receivable                     $    684,086   100.0% $   607,079   100.0%
                                                  ====================  ===================

LOANS RECEIVABLE-NET
Gross loans receivable                          $    684,086   104.9% $   607,079   103.4%
Deduct:
Undisbursed portion of loans in process              (26,628)   -4.1%     (15,285)   -2.6%
Deferred net loan fees                                  (502)   -0.1%        (527)   -0.1%
Allowance for loan losses                             (4,949)   -0.8%      (4,349)   -0.7%
                                                  --------------------  -------------------
     Net loans receivable                       $    652,007   100.0% $   586,918   100.0%
                                                  ====================  ===================

     The following tables summarize the contractual maturities for HomeFederal Bank's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

                                      Balance                                    Maturities in Fiscal
                                    Outstanding                                                        2007           2009
                                  At December 31,                                                       to             to
                                      2003              2004             2005           2006           2008           2013
                                      ----              ----             ----           ----           ----           ----
                                                                                   (In Thousands)

Real estate                    $         352,757  $         2,655  $          773 $        7,977  $      24,247  $     103,513
Mortgage-backed
      certificates,
      collateralized
      mortgage obligations                50,502               53               0            166          1,665         27,909
Construction Loans                        94,431           29,113          10,435              0         12,438         17,518
Commercial loans                          99,085           46,224          11,875         13,450         12,173         10,944
Other loans                              114,610            8,001           7,556         14,221         38,497         26,494
                                 ----------------   --------------   -------------  -------------   ------------   ------------
      Total                    $         711,385  $        86,046  $       30,639 $       35,814  $      89,020  $     186,378
                                 ================   ==============   =============  =============   ============   ============


TABLE ABOVE CONTINUES BELOW

                                 2014            2018
                                  to             and
                                 2018         thereafter
                                 ----         ----------


Real estate                    $   56,229  $      157,363
Mortgage-backed
      certificates,
      collateralized
      mortgage obligations          6,640          14,069
Construction Loans                  2,474          22,453
Commercial loans                    1,731           2,688
Other loans                        10,590           9,251
                               -----------   -------------
      Total                    $   77,664  $      205,824
                               ===========   =============


Interest Rate Sensitivity:

                                                            Due After December 31, 2004
                                                    ---------------------------------------------
                                                        Fixed                     Variable Rate
                                                        Rate                       and Balloon
                                                        -----                     -------------
                                                                 (In Thousands)

Real estate                                       $        43,259                 $      306,843
Mortgage-backed certificates,
      collateralized mortgage obligations                  50,268                            181
Construction Loans                                          4,173                         61,145
Commercial loans                                           16,487                         36,374
Other loans                                                75,555                         31,054
                                                    --------------                  -------------
      Total                                       $       189,742                 $      435,597
                                                    ==============                  =============




Residential Mortgage Loans

     HomeFederal Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate, amount, or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. HomeFederal Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in HomeFederal Bank's portfolio are primarily conventional loans. As of December 31, 2003, $202.3 million, or 30.6%, of HomeFederal Bank's total loan portfolio consisted of residential first mortgage loans, $178.2 million, or 27.0%, of which were secured by one- to four-family homes.

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

     Under applicable banking policies, HomeFederal Bank must establish loan-to-value ratios consistent with supervisory loan-to-value limits. The supervisory limits are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has not been established for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property. However, for any such loan with a loan-to-value ratio that exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of HomeFederal Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

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

Commercial Mortgage Loans

     At December 31, 2003, 37.0% of HomeFederal Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate, of which 10.8% were commercial construction loans. These properties consisted primarily of apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an 85% loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by HomeFederal Bank's Board of Directors. The largest such loan as of December 31, 2003 had a balance of $5.8 million. At that date, all of HomeFederal Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

     HomeFederal Bank offers conventional short-term construction loans. At December 31, 2003, 14.3% of HomeFederal Bank's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six months for residential loans. The largest such loan on December 31, 2003 was $8.8 million.

Consumer Loans

     Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $114.6 million on December 31, 2003 or approximately 17.3% of HomeFederal Bank's total loan portfolio.

     Second mortgage loans are made for terms of 1 - 15 years, and are fixed-rate, fixed term or variable rate line of credit loans. HomeFederal Bank's minimum for such loans is $5,000. HomeFederal Bank will loan up to 90% of the appraised value of the property, less the existing mortgage amount(s). As of December 31, 2003, HomeFederal Bank had $44.5 million of second mortgage loans, which equaled 6.7% of its total loan portfolio. HomeFederal Bank markets home equity credit lines, which are adjustable-rate loans. As of December 31, 2003, HomeFederal Bank had $35.5 million drawn on its home equity loans, or 5.4% of its total loan portfolio, with $72.4 million of additional credit available to its borrowers under existing home equity loans.

     Automobile loans are generally made for terms of up to five years. The vehicles are required to be for personal or family use only. As of December 31, 2003, $23.2 million, or 3.5%, of HomeFederal Bank's total loan portfolio consisted of automobile loans.

     As of December 31, 2003, $4.4 million, or 0.7%, of HomeFederal Bank's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000.00 of the sales price, with a maximum term of 15 years. On new mobile home loans, HomeFederal Bank permits a loan-to-value ratio of up to 125% of the manufacturer's invoice price plus sales tax or up to 90% of the actual sales price, whichever is lower. Also, HomeFederal Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

     Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to HomeFederal Bank's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of December 31, 2003, $2.7 million, or 0.4%, of HomeFederal Bank's total loan portfolio consisted of savings account loans.

     Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are believed to be helpful in HomeFederal Bank's asset/liability management.

Commercial Loans

     Collateral for HomeFederal Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of December 31, 2003, $99.1 million, or 15.0%, of HomeFederal Bank's total loan portfolio consisted of commercial loans.

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

     HomeFederal Bank studies the employment, credit history, and information on the historical and projected income and expenses of its individual mortgagors to assess their ability to repay its mortgage loans. Additionally, HomeFederal Bank utilizes Freddie Mac's Loan Prospector and Fannie Mae's Desktop Underwriter as origination, processing, and underwriting tools. It uses staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance evidencing HomeFederal Bank's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. HomeFederal Bank requires fire and extended coverage insurance in amounts at least equal to the value of the insurable improvements or the principal amount of the loan, whichever is lower. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which HomeFederal Bank makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

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

     In order to generate loan fee and servicing income and recycle funds for additional lending activities, HomeFederal Bank seeks to sell loans in the secondary market. Loan sales can enable HomeFederal Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. HomeFederal Bank sold $380.5 million of fixed-rate loans in the fiscal year ended December 31, 2003. HomeFederal Bank's current lending policy is to sell fixed-rate residential mortgage loans exceeding 10-year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, HomeFederal Bank will consider keeping fixed-rate loans with 15-year maturities. Typically HomeFederal Bank retains adjustable-rate loans in portfolio. HomeFederal Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

     When loans are sold, HomeFederal Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and escrow payments are made on behalf of borrowers, and otherwise servicing the loans. HomeFederal Bank receives a servicing fee for performing these services. The amount of fees received by HomeFederal Bank varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At December 31, 2003, HomeFederal Bank serviced $611.6 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

     Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable HomeFederal Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally does servicing of loans purchased. At December 31, 2003, others serviced approximately 4.0% or $26.4 million, of HomeFederal Bank's gross loan portfolio.

     The following table shows loan activity for HomeFederal Bank during the periods indicated:

                                                               Dec 31, 2003   Dec. 31, 2002   June 30, 2002    June 30, 2001
                                                               ------------   -------------   -------------    -------------
                                                                 (Dollars in Thousands)

Gross loans receivable at beginning of period               $      653,455 $       658,272 $       708,688 $       684,086
                                                              -------------  --------------  --------------  --------------
     Loans Originated:
     Mortgage loans and contracts:
          Construction loans:
               Residential                                          28,253          16,254          28,970          38,838
               Commercial                                           33,643          20,627          29,468          48,752
          Permanent loans:
               Residential                                          60,225          35,142         124,902         138,016
               Commercial                                           18,721          17,506          32,874          29,723
          Refinancing                                              333,727         205,771         202,000          83,017
          Other                                                      1,227             262           1,321           1,515
                                                              -------------  --------------  --------------  --------------
               Total                                               475,796         295,562         419,535         339,861

     Commercial                                                     65,823          29,321          50,382          50,060
     Consumer                                                       24,200          13,610          28,598          37,155
                                                              -------------  --------------  --------------  --------------
          Total loans originated                                   565,819         338,493         498,515         427,076

     Loans purchased:
          Residential                                                    -               -               -             441
          Other                                                     10,605           7,384           4,271           8,694
                                                              -------------  --------------  --------------  --------------
               Total loans originated and purchased                576,424         345,877         502,786         436,211

     Real estate loans sold                                        381,764         208,264         260,022         132,517
     Loan repayments and other deductions                          187,232         142,430         293,180         279,092
                                                              -------------  --------------  --------------  --------------
          Total loans sold, loan repayments and other deductions   568,996         350,694         553,202         411,609

     Net loan activity                                               7,428          (4,817)        (50,416)         24,602
                                                              -------------  --------------  --------------  --------------
     Gross loans receivable at end of period                       660,883         653,455         658,272         708,688
     Adjustments                                                   (30,211)        (24,572)        (26,457)        (34,136)
                                                              -------------  --------------  --------------  --------------

     Net loans receivable at end of period                  $      630,672 $       628,883 $       631,815 $       674,552
                                                              =============  ==============  ==============  ==============


     A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that HomeFederal Bank could have loaned to one borrower and the borrower's related entities at December 31, 2003, under the 15% of capital limitation was $14.5 million. At that date, the highest outstanding balance of loans by HomeFederal Bank to one borrower and related entities was approximately $12.3 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

     HomeFederal Bank realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services. HomeFederal Bank charges origination fees that range from 0% to 1.0% of the loan amount. HomeFederal Bank also charges processing fees of $150 to $225, underwriting fees from $0 to $150 and a $50 fee for any loan closed by HomeFederal Bank personnel. In addition, HomeFederal Bank makes discount points available to customers for the purpose of buying the rate down. The points vary from loan to loan and are quoted on an individual basis. In accordance with Financial Accounting Standards Board Statement No. 91, Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Bank amortizes costs and fees associated with originating a loan, over the life of the loan as an adjustment to the yield earned on the loan. Late charges are assessed fifteen days after payment is due.

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

     On December 31, 2003, HomeFederal Bank held $1.7 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

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


Non-performing Assets:           Dec 31, 2003    Dec 31, 2002   June 30, 2002   June 30, 2001  June 30, 2000   June 30, 1999
                                 --------------  -------------- --------------  -------------- --------------  --------------
   Loans:
        Non-accrual                $     2,499  $        3,264 $        2,281  $        6,351 $        2,422 $         3,509
        Past due 90 days or
          more and still accuring        1,130           1,166          1,110               -              -               -
        Restructured loans                 258             316            374             879            632              61
                                --------------- ------------------------------ ----------------------------------------------
   Total non-performing loans            3,887           4,746          3,765           7,230          3,054           3,570

        Real estate owned, net (1)       1,729           1,416          2,168           1,238          1,210           1,936
        Other repossessed assets, net       10              56             71              60             25             114
                                --------------- ------------------------------ ----------------------------------------------
   Total non-performing assets(2)   $    5,626  $        6,218 $        6,004  $        8,528 $        4,289 $         5,620
                                =============== ============================== ==============================================

   Total non-performing assets to
        total assets                      .66%            .70%           .70%            .99%           .52%            .75%
   Loans with allowance for
        uncollected  interest      $     2,521  $        3,343 $        2,295  $        6,440 $        2,422 $         3,509

(1) Refers to real estate acquired by HomeFederal Bank through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2) At December 31, 2003, 34.8% of HomeFederal Bank's non-performing assets consisted of residential mortgage loans, 10.5% consisted of home equities/second mortgages, 4.4% consisted of commercial real estate loans, 11.6% consisted of commercial loans, 3.2% consisted of consumer-related loans, 4.6% consisted of restructured loans, 21.1% consisted of residential real estate owned, 9.6% consisted of commercial real estate owned and .2% consisted of other repossessed assets.

     For the year ended December 31, 2003, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $461,000 compared to actual income recorded of $253,000. At December 31, 2003, HomeFederal Bank had approximately $7.3 million in loans that were 30-89 days past due.

Investments

     HomeFederal Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At December 31, 2003, December 31, 2002, June 30, 2002 and 2001, HomeFederal Bank had approximately $136.9 million, $143.8 million, $138.0 million, and $97.2 million in investments, respectively.

     HomeFederal Bank's investment portfolio is managed by its officers in accordance with an investment policy approved by the Board of Directors. The Board reviews all transactions and activities in the investment portfolio on a quarterly basis. HomeFederal Bank does not purchase corporate debt securities which are not rated in one of the top four investment grade categories by one of several generally recognized independent rating agencies. HomeFederal Bank's investment strategy has enabled it to (i) shorten the average term to maturity of its assets, (ii) improve the yield on its investments, (iii) meet federal liquidity requirements and (iv) maintain liquidity at a level that assures the availability of adequate funds.

     Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to its wholly owned subsidiary, Home Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank's investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc. Home Investments Inc's investment policy mirrors that of the Bank. At December 31, 2003 of the $136.9 million in consolidated investments owned by HomeFederal Bank, $103.7 million was held by Home Investments, Inc.

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

     Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, HomeFederal Bank would be deemed a well-capitalized institution. At December 31, 2003 HomeFederal had $33.4 million in brokered deposits.

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

The following table sets forth by nominal interest rate categories the composition of deposits of HomeFederal Bank at the dates indicated:

                                              Dec 31, 2003        Dec 31, 2002        June 30, 2002        June 30, 2001
                                              ------------        ------------        -------------        -------------

                                                   (Dollars in Thousands)

Non-interest bearing and below 1.99%        $         375,815   $         325,605    $         292,155   $           95,143
2.00% - 2.99%                                          47,912              72,379               60,575               43,853
3.00% - 3.99%                                          59,853              71,880               58,294              136,431
4.00% - 4.99%                                          55,147              74,978               64,302               73,376
5.00% - 5.99%                                          42,250              53,695               53,631               67,285
Over 6.00%                                              7,938              10,821               48,521              160,455
                                            ------------------  ------------------   ------------------  -------------------
Total                                       $         588,915   $         609,358    $         577,480   $          576,543
                                            ==================  ==================   ==================  ===================

     The following table sets forth the change in dollar amount of deposits in the various accounts offered by HomeFederal Bank for the periods indicated.

                                                                            DEPOSIT ACTIVITY
                                                                         (Dollars in Thousands)

                                Balance                                Balance                               Balance
                                  at                                     at                                    at
                                Dec 31,      % of       Increase       Dec 31,     % of       Increase      June 30,     % of
                                 2003      Deposits    (Decrease)       2002     Deposits    (Decrease)       2002     Deposits
                                 ----      --------    ----------       ----     --------    ----------       ----     --------
Withdrawable:
Non-interest bearing          $    55,535       9.4%   $     3,815 $      51,720      8.5%      $  1,836 $      49,884      8.6%
Statement savings                  50,269       8.5%         2,460        47,809      7.8%          (573)       48,382      8.4%
Money market savings              112,797      19.2%        (8,147)      120,944     19.9%        (1,034)      121,978     21.1%
NOW                                67,533      11.5%        (6,157)       73,690     12.1%         6,328        67,362     11.7%
                              ----------------------- -------------  ----------------------  ------------  ----------------------
     Total Withdrawable           286,134      48.6%        (8,029)      294,163     48.3%         6,557       287,606     49.8%
                              ----------------------- -------------  ----------------------  ------------  ----------------------
Certificates:
Less than one year                 51,516       8.7%         6,477        45,039      7.4%        17,864        27,175      4.7%
12 to 23 months                    38,270       6.5%       (10,650)       48,920      8.0%       (10,039)       58,959     10.2%
24 to 35 months                    96,665      16.4%       (11,404)      108,069     17.7%           661       107,408     18.6%
36 to 59 months                    30,655       5.2%       (13,110)       43,765      7.2%        16,206        27,559      4.8%
60 to 120 months                   85,675      14.6%        16,273        69,402     11.4%           629        68,773     11.9%
                              ----------------------- -------------  ----------------------  ------------  ----------------------
     Total certificate accounts   302,781      51.4%       (12,414)      315,195     51.7%        25,321       289,874     50.2%
                              ----------------------- -------------  ----------------------  ------------  ----------------------
          Total deposits      $   588,915     100.0%   $   (20,443)$     609,358    100.0%      $ 31,878 $     577,480    100.0%
                              ======================= =============  ======================  ============  ======================

TABLE ABOVE CONTINUES BELOW


                                              Balance
                                                at
                                Increase     June 30,      % of       Increase
                                Decrease)      2001      Deposits    (Decrease)
                                ---------      ----      --------    ----------
Withdrawable:
Non-interest bearing          $      8,561  $    41,323       7.2%  $      1,828
Statement savings                    5,129       43,253       7.5%        (1,530)
Money market savings                (9,536)     131,514      22.9%        23,084
NOW                                 13,543       53,819       9.3%          (108)
                              ------------- ----------------------- -------------
     Total Withdrawable             17,697      269,909      46.8%        23,274
                              ------------- ----------------------- -------------
Certificates:
Less than one year                 (13,453)      40,628       7.0%       (16,515)
12 to 23 months                    (65,886)     124,845      21.7%        (1,457)
24 to 35 months                     13,201       94,207      16.3%          (387)
36 to 59 months                     15,650       11,909       2.1%         1,701
60 to 120 months                    33,728       35,045       6.1%        (2,966)
                              ------------- ----------------------- -------------
     Total certificate accounts    (16,760)     306,634      53.2%       (19,624)
                              ------------- ----------------------- -------------
          Total deposits      $        937  $   576,543     100.0%  $      3,650
                              ============= ======================= =============

     The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following December 31, 2003, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of December 31, 2003 have been allocated based upon certain rollover assumptions.

                                                                         DEPOSIT MATURITIES
                                                                       (Dollars in Thousands)

                                         1.99%        2.00%      3.00%      4.00%       5.00%
                                          or            to         to         to          to      Over               Percent of
                                         less         2.99%      3.99%      4.99%       5.99%     6.00%       Total    Total
                                         ----         -----      -----      -----       -----     -----       -----    -----

Certificate accounts maturing in
the twelve-month period ending:

December 31, 2004                      $74,060       $ 24,596   $ 49,152    $ 9,710    $ 4,326    $ 2,033   $ 163,877   54.1%
December 31, 2005                       14,502         21,096      1,509      9,511      4,081      4,023      54,722   18.1%
December 31, 2006                        1,119          1,607      1,620      9,913      7,501        471      22,231    7.3%
Thereafter                                   -            613      7,572     26,013     26,342      1,411      61,951   20.5%
                                  --------------------------------------------------------------------------------------------
Total                                  $89,681       $ 47,912   $ 59,853    $55,147    $42,250    $ 7,938   $ 302,781  100.0%
                                  ============================================================================================


     Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000. The majority of these deposits are from regular customers of HomeFederal Bank, excluding $33.4 million, which were from brokered deposits. The following table provides a maturity breakdown at December 31, 2003, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

                                                                ACCOUNTS GREATER THAN $100,000
                                                                   (Dollars in Thousands)

                                     1.99%     2.00%      3.00%     4.00%     5.00%
                                       or        to         to        to        to     Over                ercent of
                                      less     2.99%      3.99%     4.99%     5.99%    6.00%       Total    Total
                                      ----     -----      -----     -----     -----    -----       -----    -----

Certificate accounts maturing in
the twelve-month period ending:

December 31, 2004                   $29,065    $ 7,304    $ 9,536   $ 5,952  $ 1,099   $ 1,066    $ 54,022   52.8%
December 31, 2005                       526      3,582        100     6,171      432     2,555      13,366   13.0%
December 31, 2006                         -        473          -     1,320    1,692       100       3,585    3.5%
Thereafter                                -        127      1,535    15,291   13,787       698      31,438   30.7%
                                  ---------------------------------------------------------------------------------
Total                               $29,591    $11,486    $11,171   $28,734  $17,010   $ 4,419    $102,411  100.0%
                                  ====================================================================================

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

     Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At December 31, 2003, HomeFederal Bank had advances totaling $154.3 million outstanding from the FHLB of Indianapolis.

     The Company has a revolving note with LaSalle Bank N.A. whereby the Company may borrow $17.5 million. The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 150 basis points. The ninety-day LIBOR index was 1.15% at December 31, 2003. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. Maturities of senior debt based on minimum scheduled payments as of December 31, 2003 are: 2004 - $4.6 million and 2006 - $7.6 million. The Company used the funds to buy back shares of the Company's common stock. The assets of the Company collateralize the note. Under terms of the agreement, the Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. As of December 31, 2003, the Company was in compliance with the debt covenants.

     As of December 31, 2003, the company has two swap agreements with LaSalle Bank N.A. In the first agreement the Company will make fixed rate payments at 5.6% and receive variable rate payments at the three-month LIBOR on a notional amount of $4.6 million. The maturity date of the first swap agreement is May 1, 2004. In the second agreement the Company will make fixed rate payments at 5.77% and receive variable rate payments at the three-month LIBOR on a notional amount of $4.6 million. The maturity date of the second swap agreement is February 1, 2006. The two interest rate swaps are settled on a net basis. The Company is exposed to credit loss, in the event of nonperformance by LaSalle Bank N.A., for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the Company does not anticipate nonperformance by the counter party.

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

                                             Twelve               Six
                                             Months             Months
                                              Ended              Ended                      Year Ended
                                       ------------------ ------------------ ----------------------------------------
(Dollars in Thousands)                    Dec 31, 2003       Dec 31, 2002        June 30, 2002       June 30, 2001
                                       ------------------ ------------------ ----------------------------------------
Official check overnight remittance    $ 6,419            $ 4,727            $  9,248            $  4,961

FHLB advances                          $37,200            $ 1,400            $ 46,400            $ 73,500
Money Order remittance                 $     -            $     -            $     42            $     53
FHLB overnight remittance              $ 2,043            $     -            $      -            $  2,875

Average amount of total
  short-term borrowings outstanding    $31,491            $30,946            $ 40,385            $ 57,222

     The following table sets forth the amount of short term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.


  (Dollars in Thousands)           Dec 31, 2003       Dec 31, 2002      June 30, 2002     June 30, 2001
                                   ---------------- ----------------- ------------------------------------
 FHLB advances:
         Amount                   $    37,200      $     30,900      $     30,600      $     39,900
         Weighted average rate          5.4%              6.0%              6.4%              5.8%

Service Corporation Subsidiaries

     On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. One of HomeFederal Bank's subsidiaries, Home Savings Corporation ("HSC"), is a partner in five real estate development joint ventures for which exit strategies are either developed, or are currently being developed. HFB is currently mandated to divest itself of these activities by December 31, 2004, with two one-year extensions available, subject to regulatory approval. HSC, an Indiana corporation, is currently engaged in two types of activities: (i) real estate development and (ii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor.

     At December 31, 2003, HomeFederal Bank's aggregate investment in HSC, including loans, was $5.5 million. For the year ended December 31, 2003, HSC reported pretax income of $668,000 from these operations. HSC's office is located at 501 Washington Street, Columbus, Indiana. The consolidated statements of operations of HomeFederal Bank and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

     The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at December 31, 2003.



                                                                       Date
                                                                       HSC                        Loans from Home
                                                                      Entered                       Savings Corp.
                                                                      into the       Equity         Outstanding
Name                          Type of Project                         Project      Investment    December 31, 2003
----                          ---------------                         --------     ----------    -----------------
 Heritage Woods II           Rental Apartment project of low income   11/15/89   $        46,000 $              -
                             housing (22 units)
 Broadmoor North             Real estate development                  12/15/99   $     1,227,000 $      1,168,000
 /Heathfield                 in Columbus, Indiana
 McCulloughs Run             Real estate development                   7/1/94    $     1,600,000 $      1,707,000
                             in Columbus, Indiana
 Bloomington Technology      Industrial park in Bloomington, Indiana  11/10/97   $       273,000 $              -
 Park, LLC
 Courtyard Homes at          Single family homes in Indianapolis,      6/14/99   $     1,581,000 $      1,299,000
 Sycamore Springs, LLC       Indiana



     HSC markets Raymond James Financial full-service securities brokerage services. For the year ended December 31, 2003, HSC received $813,000 in commissions from its Raymond James Financial activities.

     In November 1989, HSC invested $184,000 as a limited partner in Heritage Woods II, a low income housing project in Columbus, Indiana. HSC received low-income housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture.

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

     On July 1, 1994, HSC entered into a joint venture agreement with Breeden Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and
II. Subsequent closings have encompassed the balance of six phases and on March 6, 2000 loan documents were executed in an amount not to exceed $2.1 million. The outstanding loan balance of $1.7 million as of December 31, 2003, reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

     On November 29, 1997, HSC entered into an LLC agreement with Curtis Enterprises, Inc., and Gary B. Warstler to build up to eighty-five single family homes at Crystal Lake at River Ridge in northern Indianapolis, Indiana. On May 1, 2000, the LLC agreement was amended when Mr. Warstler desired to withdraw from the LLC and assign his percentage share in the LLC equally between the two remaining members. The LLC purchases finished lots from RN Thompson Development Corporation. HSC has provided a line of credit in the amount of $3 million to build the homes. HSC is entitled to one third of the profits from homes started before Mr. Warstler withdrew and 50% of the profits from homes started after Mr. Warstler withdrew. An agreement was signed on August 13, 2001, with RN Thompson Development Corporation to buy back the ten undeveloped lots owned by the LLC. The final lots were repurchased in June of 2003.

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

     In addition to the joint ventures that HSC participates in, the Company has another joint venture which is not a real estate development joint venture. HomeFederal Bank organized another service corporation subsidiary under Indiana law, HomeFed Financial Corp, ("HFF"). As a result of HomeFederal Bank's charter conversion to a state commercial bank, HomeFederal Bank's subsidiary, HSC, was required to divest itself of its ownership interest in Consortium Partners. On December 31, 2001, Home Federal Bancorp purchased HFF from HomeFederal Bank. On the same date, HFF purchased the investment in Consortium Partners from HSC. HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Life Insurance Company of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers programs for debt protection services, life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts and banks. HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended December 31, 2003, HomeFederal Bank had income of $316,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

     HomeFederal Bank also organized a subsidiary under Nevada law, Home Investments, Inc., ("HII"). Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to HII. Home Investments, Inc. holds, services, manages, and invests that portion of the Bank's investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.'s, investment policy mirrors that of the Bank. At December 31, 2003, of the $136.9 million in consolidated investments owned by HomeFederal Bank, $103.7 million was held by Home Investments, Inc.

Employees

     As of December 31, 2003, the Company employed 280 persons on a full-time basis and 13 persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

Competition

     HomeFederal Bank operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of Bartholomew, Jackson, Jefferson, Jennings, Johnson, Scott, Ripley, Washington, Decatur, Monroe and Marion counties in Indiana.

     HomeFederal  Bank  is  subject  to  competition   from  various   financial
institutions, including state and national banks, state and federal thrift associations, credit unions and other companies or firms, including brokerage houses, that provide similar services in the areas of HomeFederal Bank's home and branch offices. Also, in Seymour, Columbus, North Vernon, Batesville, and the Greenwood area, HomeFederal Bank must compete with banks and savings institutions in Indianapolis. To a lesser extent, HomeFederal Bank competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and Louisville, Kentucky. HomeFederal Bank also competes with money market funds that currently are not subject to reserve requirements, and with insurance companies with respect to its Individual Retirement and annuity accounts.

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

REGULATION

     Both the Company and HomeFederal operate in highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the Federal Deposit Insurance Corporation (the "FDIC"), and the Indiana Department of Financial Institutions (the "DFI"). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Company's business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Home Federal Bancorp

     The Bank Holding Company Act. Because the Company owns all of the outstanding capital stock of HomeFederal, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

     Investments, Control, and Activities. With some limited exceptions, the Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before acquiring another bank holding company or acquiring more than 5% of the voting shares of a bank (unless it already owns or controls the majority of such shares).

     Bank holding companies are prohibited, with certain limited exceptions, from engaging in activities other than those of banking or of managing or controlling banks. They are also prohibited from acquiring or retaining direct or indirect ownership or control of voting shares or assets of any company which is not a bank or bank holding company, other than subsidiary companies furnishing services to or performing services for their subsidiaries, and other subsidiaries engaged in activities which the Federal Reserve determines to be so closely related to banking or managing or controlling banks as to be incidental to these operations. The Bank Holding Company Act does not place territorial restrictions on such nonbank activities.

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

     In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve that it elects to be a "financial holding company." In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act. The Company has elected to be a financial holding company.

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

     Source of Strength. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to HomeFederal and to commit resources to support HomeFederal in circumstances in which the Company might not otherwise do so.


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

     Lending Limits. Under Indiana law, HomeFederal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2003, HomeFederal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

     Deposit Insurance. Deposits in HomeFederal are insured by the Savings Association Insurance Fund of the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. HomeFederal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. HomeFederal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including HomeFederal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. HomeFederal paid deposit insurance assessments of $95,000 during the year ended December 31, 2003. Future increases in deposit insurance premiums or changes in risk classification would increase HomeFederal's deposit related costs.

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

     The following is a summary of the Company's and HomeFederal's regulatory capital and capital requirements at December 31, 2003.

                                                                                               To Be Categorized As
                                                                                                "Well Capitalized"
                                                                                                   Under Prompt
                                                                         For Capital             Corrective Action
                                                  Actual              Adequacy Purposes             Provisions
                                         ----------------------------------------------------------------------------
                                             Amount      Ratio        Amount      Ratio         Amount      Ratio
---------------------------------------------------------------------------------------------------------------------
As of December 31, 2003
Total risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                     $     96,739     14.35%   $ 53,927     8.0%        $ 67,409           10.0%
    Home Federal Bancorp Consolidated    $     90,164     13.36%   $ 54,003     8.0%        $ 67,504           10.0%

Tier 1 risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                     $     89,233     13.24%   $ 26,964     4.0%        $ 40,446            6.0%
    Home Federal Bancorp Consolidated    $     82,658     12.24%   $ 27,002     4.0%        $ 40,503            6.0%

Tier 1 leverage capital
    (to average assets)
    HomeFederal Bank                     $     89,223     10.36%   $ 34,437     4.0%        $ 43,046            5.0%
    Home Federal Bancorp Consolidated    $     82,658      9.61%   $ 34,418     4.0%        $ 43,022            5.0%

     Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of under-capitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized," as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2003, HomeFederal was categorized as "well capitalized," meaning that HomeFederal's total risk-based capital ratio exceeded 10%, HomeFederal's Tier I risk-based capital ratio exceeded 6%, HomeFederal's leverage ratio exceeded 5%, and HomeFederal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

     Other Regulations. Interest and other charges collected or contracted for by HomeFederal are subject to state usury laws and federal laws concerning interest rates. HomeFederal's loan operations are also subject to federal laws applicable to credit transactions, such as the:

o Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

o Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

     The deposit operations of HomeFederal also are subject to the:

o    Right  to  Financial   Privacy  Act,  which  imposes  a  duty  to  maintain
     confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

o Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking service.

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

     Recent Legislative Developments. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 -- federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by the Company and that could aggressively compete in the markets currently served by the Company. The law also increases commercial banks' access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

     On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the "Patriot Act"). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. In addition, financial institutions are required under this statute to adopt reasonable procedures to verify the identity of any person seeking to open an account and maintain records to verify such person's identity.

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws. Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

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

     As a member of the FHLB, HomeFederal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2003, HomeFederal's investment in stock of the FHLB of Indianapolis was $10.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2003, dividends paid by the FHLB of Indianapolis to HomeFederal totaled approximately $487,000, for an annualized rate of 4.9%.

Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of FDICIA. Management does not believe that these regulations will have a materially adverse effect on HomeFederal's current operations.

Federal Reserve System

     Under regulations of the Federal Reserve, HomeFederal is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts) and non-personal money market deposit accounts. The effect of these reserve requirements is to increase HomeFederal's cost of funds. HomeFederal is in compliance with its reserve requirements.

Federal Securities Law

     The shares of Common Stock of the Company are registered with the SEC under the Securities Exchange Act of 1934 (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

     Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including a one-year holding period for restricted securities and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) l % of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

Taxation

Federal Taxation

     Beginning with the six months ended December 31, 2002, the Company and its subsidiary file a consolidated federal income tax return on the accrual basis for each fiscal year ending December 31. Previously, the Company's fiscal and tax years ended June 30th. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to HomeFederal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction.

     Historically, HomeFederal had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, HomeFederal was no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. HomeFederal is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. HomeFederal began recapturing approximately $2.3 million over a six-year period beginning in fiscal 1999. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) HomeFederal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by HomeFederal.

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

Item 2.  Properties.

     At December 31, 2003, HomeFederal conducted its business from its main office at 501 Washington Street, Columbus, Indiana, and 17 full-service branches. HomeFederal owns two buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, and 211 North Chestnut Street, Seymour. The headquarters of its securities operations, conducted through its service Company subsidiary, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of December 31, 2003, is presented in the following table:

                                                          Net Book Value of
                                                               Property,          Approximate
         Description and                 Owned or           Furniture and           Square             Lease
              Address                     Leased               Fixtures            Footage          Expiration
         ---------------                 --------         -----------------       -----------       ----------
 Principal Office
   501 Washington Street                       Owned      $      4,257,312          21,600            N/A

 Operations Center
   218 West Second Street                      Owned      $      1,352,543          20,000            N/A

 Loan Processing Center
   211 North Chestnut                          Owned      $        305,065           5,130            N/A

 Branch Offices:
 Columbus Branches:
   1020 Washington Street                      Owned      $        439,306             800            N/A
   3805 25th Street                            Owned      $        277,428           5,800            N/A
   2751 Brentwood Drive                        Owned      $        426,875           3,200            N/A
   4330 West Jonathon Moore Pike               Owned      $        562,770           2,600            N/A

 Hope Branch                                  Leased      $
   8475 North State Road 9, Suite 4                                126,247           1,500          03/2007

 Austin Branch
   67 West Main Street                         Owned      $         55,636           3,600            N/A

 Brownstown Branch                                                                                 Month to
   101 North Main Street                      Leased      $         13,757           2,400           Month

 North Vernon Branches
   111 North State Street                      Owned      $        306,070           1,900            N/A

   1540 North State Street                    Leased      $         22,948           1,600      Month to Month

 Osgood Branch
   South Buckeye Street                        Owned      $         98,567           1,280            N/A

 Salem Branch
   1208 South Jackson                                     $
                                               Owned               665,855           1,860            N/A
 Seymour Branches
   222 W. Second Street                        Owned      $      1,667,487           9,200            N/A
   1117 East Tipton Street                     Owned      $        366,799           6,800            N/A

 Batesville Branch
   12 West Pearl Street                        Owned      $        531,275           2,175            N/A

 Madison Branch
   201 Clifty Drive                            Owned      $        412,494           2,550            N/A

 Greensburg Branch
   115 East North Street                      Leased      $         10,077           2,440      Month to Month

 Greenwood Branch
   8740 South Emerson Avenue                   Owned      $      2,084,720           5,000            N/A

 Closed Office:
   10204 Lantern Rd., Fishers, Indiana        Leased      $          6,649           1,000           7/04

     HomeFederal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. HomeFederal also has contracted for the data processing and reporting services of Bisys headquartered in Cherry Hill, New Jersey. The contract with Bisys expires in October 2006.

Item 3.   Legal Proceedings.

     The Company and the Bank are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on the Company's consolidated financial position or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2003.

Item 4.5.  Executive Officers of Home Federal Bancorp.

     Presented below is certain information regarding the executive officers of HFB who are not also directors.

                                              Position with HFB

              S. Elaine Pollert           Executive Vice President

              Lawrence E. Welker          Executive Vice President, Treasurer,
                                          Chief Financial Officer and Secretary

              Charles R. Farber           Executive Vice President

     S. Elaine Pollert (age 44) has been employed by HomeFederal since 1986. She was elected Vice President Branch Administration in 1989, Senior Vice President Retail Banking in 1996, and Executive Vice President in 1998.

     Lawrence E. Welker (age 56) has been employed by HomeFederal since 1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief Financial Officer and Treasurer, and in 1994 he became an Executive Vice President.

     Charles R. Farber (age 54) has been employed by HomeFederal since March 2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see "Quarterly Results of Operations" on page 4 of HFB's Shareholder Annual Report for the year ended December 31, 2003 (the "Shareholder Annual Report"). As of December 31, 2003, there were 470 shareholders of record of HFB's Common Stock.

     It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

     Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of HomeFederal to pay dividends to the Company. For a discussion of the regulatory limitations on HomeFederal's ability to pay dividends see Item 1, "Business-Regulation - HomeFederal Savings Bank - Dividends", and on the Company's ability to pay dividends, see Item 1, "Business-Regulation - Home Federal Bancorp - Dividends".

     Income of HomeFederal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by HomeFederal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2003, approximately $2.1 million of HomeFederal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

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

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

     The Company repurchased no shares during the fiscal quarter ended December 31, 2003.

     The disclosures regarding equity compensation plans required by Reg. ss. 229.201(d) is set forth in Item 12 hereof.

Item 6.    Selected Financial Data.

     The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data" on page 3 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The information required by this item is incorporated by reference to pages 6 to 18 of the Shareholder Annual Report.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     The information required by this item is incorporated by reference to page 14 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

     The Company's Consolidated Financial Statements and Notes thereto contained on pages 20 to 40 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 5 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There are no such changes and disagreements during the applicable period.

Item 9A.  Controls and Procedures.

     As of December 31, 2003, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company's fiscal quarter ended December 31, 2003, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to page 2 to 3 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2004 (the "2004 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

     The  information  required by this item with respect to the compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 13 of the 2004 Proxy Statement.

     The information required by this item with respect to members of the Company's Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to page 6 of the 2004 Proxy Statement.

     The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries. A copy of the Ethics Policy is attached as Exhibit 14 to this Annual Report.

Item 11.  Executive Compensation.

     The   information   required  by  this  item  with   respect  to  executive
compensation is incorporated by reference to page 6 through page 12 of the 2004 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Other information referred by this item is incorporated by reference to pages 1 to 3 of the 2004 Proxy Statement.

Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2003.

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                              Number of securities to                                         equity compensation
                              be issued upon exercise           Weighted-average                  plans as of
                              of outstanding options,          exercise price of               December 31, 2003
                               warrants and rights as             outstanding                (excluding securities
                                         of                    options, warrants                 reflected in
                                 December 31, 2003                 and rights                     column (a))
Plan category                           (a)                           (b)                             (c)
--------------------------    -------------------------    ---------------------------    ----------------------------

Equity compensation
plans approved by
security holders                      771,268(1)                    $ 20.30(1)                     310,631(1)

Equity compensation
plans not approved by
security holders                        ---                           ---                             ---
                              -------------------------    ---------------------------    ----------------------------
Total                                 771,268                       $ 20.30                        310,631
                              =========================    ===========================    ============================

(1) Includes the following plans: the Company's 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to page 13 of the 2004 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to page 14 of the 2004 Proxy Statement.

PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a)  List the following documents filed as a part of the report:

Financial Statements                                                                       Page in 2003
                                                                                            Shareholder
                                                                                           Annual Report

Consolidated Balance Sheets as of December 31, 2003, December 31, 2002,
     and June 30, 2002                                                                          20

Consolidated Statements of Income for the twelve month period ended
     December 31, 2003 and the six month period ended December 31, 2002,
     and for each of the years in the two-year period ended June 30, 2002                       21

Consolidated Statements of Shareholders' Equity for the twelve month period
     ended December 31,    2003 and the six month period ended December 31, 2002,
     and for each of the years in the two-year period ended June 30, 2002                       22

Consolidated Statements of Cash Flows for the twelve month period ended
     December 31, 2003 and the six month period ended December 31, 2002,
     and for each of the years in the two-year period ended June 30, 2002                       23

Notes to Consolidated Financial Statements                                                      24

Report of Deloitte & Touche LLP Independent Auditor                                             41

     (b) Reports on Form 8-K Registrant filed a Form 8-K dated October 17, 2003 concerning the Registrant's financial results for the quarter ended September 30, 2003.

     (c) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 34.

     (d) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange
          Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 10th day of March 2004.


                                             HOME FEDERAL BANCORP
DATE: March 10, 2004                         By:/s/ John K. Keach. Jr.
                                                --------------------------
                                                John K. Keach, Jr., President
                                                and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 10th day of March 2004.


/s/  Lawrence E. Welker                      /s/ John K. Keach. Jr.
-----------------------------                --------------------------------
Lawrence E. Welker, Executive                John K. Keach, Jr.,
Vice President, Treasurer,                   Chairman of the Board,
Chief Financial Officer and Secretary        President and Chief
(Principal Financial Officer)                Executive Officer
                                             (Principal Executive
                                             Officer)


/s/ Melissa  A. McGill                       /s/John K. Keach. Jr.
-----------------------------                --------------------------------
Melissa A. McGill,                           John K. Keach, Jr., Director
Sr. Vice President and Controller
(Principal Accounting Officer)

/s/ Gregory J. Pence                         /s/ John T. Beatty
-----------------------------                --------------------------------
Gregory J. Pence, Director                   John T. Beatty, Director

/s/ David W. Laitinen                        /s/ Harold Force
-----------------------------                --------------------------------
David W. Laitinen, Director                  Harold Force, Director

/s/ John M. Miller                           /s/ Harvard W. Nolting. Jr.
-----------------------------                --------------------------------
John M. Miller, Director                     Harvard W. Nolting, Jr., Director

                                  EXHIBIT INDEX
Reference to
Regulation S-K
Exhibit                                                               Sequential
Number                                   Document                    Page Number

 3(a) Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)).

 3(b) Code of By-Laws (incorporated by reference from Exhibit C to Registrant's Registration Statement on From S-4 (Registration No. 33-55234)); amendment thereto dated October 22, 2002 (incorporated by reference from Exhibit 3(b) of Registrant's Transition Report on Form 10-K Transition Report for the six months ended December 31,
          2002)

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

 10(g) 1999 Stock option plan incorporated by reference to Exhibit J to the registrant's proxy statement for its 1999 Annual shareholder's meeting.

 10(i)    Stock  Option   Agreement  with  Harvard  W.  Nolting,   Jr.
          (incorporated by reference from Exhibit 10(i) to HomeFederal Bank's Form 10-K for the fiscal year ended June 30, 1991).

 10(j) Stock Option Agreement with David W. Laitinen (incorporated by reference from Exhibit 10(j) to HomeFederal Bank's Form 10-K for the fiscal year ended June 30, 1991).

 10(k) Stock Option Agreement with John T. Beatty (incorporated by reference from Exhibit 10(k) to HomeFederal Bank's Form 10-K for the fiscal year ended June 30, 1991).

 10(l) Stock Option Agreement with Harold Force (incorporated by reference from Exhibit 10(l) to HomeFederal Bank's Form 10-K for the fiscal year ended June 30, 1991).

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

 10(p) Supplemental Executive Retirement Plan with Elaine Pollert dated April 1, 2001(incorporated by reference from Exhibit 10(p) to Registrant's Form 10-K for the year ended June 30,
          2002).

 10(v) Deferred Compensation Agreement with John K. Keach, Sr (incorporated by reference from Exhibit 10(v) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992) and First Amendment to Deferred Compensation Agreement (incorporated by Reference from Exhibit 10(v) to Registrant's Form 10-K for the year ended June 30, 1994) and Second Amendment to Deferred Compensation Agreement (incorporated by reference from Exhibit 10(v) to Registrant's Form 10-K for the year ended June 30, 1998).

 10(w) Employment Agreement with S. Elaine Pollert (incorporated by reference from Exhibit l0(w) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1998); and First Amendment to Employment Agreement (incorporated by reference from Exhibit 10(w) to Registrant's Form 10-K for the year ended June 30, 1998); second amendment thereto (incorporated by reference from Exhibit 10(w) to Registrant's Form 10-K for the year ended June 30, 2002); third amendment to Employment Agreement (incorporated by reference from Exhibit l0(w) to Registrant's Form 10-K for the fiscal year ended June 30, 2002).

 10(x) Supplemental Executive Retirement Plan with Gerald L. Armstrong dated April 1, 2001(incorporated by reference from Exhibit 10(x) to Registrant's Form 10-K for the year ended June 30, 2002).

10(ab) Stock Option Agreement with Gerald L. Armstrong (incorporated by reference from Exhibit 10(ab) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992).

10(ac) Director Deferred Compensation Agreement with John Beatty (incorporated by reference from Exhibit l0(ac) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992); first and second amendments thereto (incorporated by reference from Exhibit 10(ac) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ad) Director Deferred Compensation Agreement with Lewis Essex (incorporated by reference from Exhibit 10(ad) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992); first and second amendments thereto (incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ae) Director Deferred Compensation Agreement with Harold Force (incorporated by reference from Exhibit 10(ae) to HomeFederal Bank Form l0-K for the fiscal year ended June 30, 1992); first, second and third amendments thereto (incorporated by reference from Exhibit 10(ae) to Registrant's Form 10-K for the year ended June 30, 1998).

10(af) Director Deferred Compensation Agreement with David W. Laitinen (incorporated by reference from Exhibit 10(af) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992); first, second and third amendments thereto (incorporated by reference from Exhibit 10(af) to Registrant's Form 10-K for the year ended June 30, 1998).

10(ag) Director Deferred Compensation Agreement with William Nolting (incorporated by reference from Exhibit 10(ag) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1992); ); first and second amendments thereto (incorporated by reference from Exhibit 10(ag) to Registrant's Form 10-K for the year ended June 30, 1998).

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

10(ar) Rights Agreement, dated as of November 22, 1994, between Registrant and LaSalle National Bank, Chicago, Illinois, as Rights Agent (incorporated by reference from Exhibit 1 to Registrant's Registration Statement on Form 8-A filed with the SEC on December 5, 1994), first amendment thereto dated November 25, 1994 (incorporated by reference to Exhibit 10(ar) to Registrant's Form 10-K for the fiscal year ended June 30, 2000).

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

10(av) Executive Supplemental Retirement Income Agreement with Charles R. Farber dated November 1, 2002 (incorporates by reference to Exhibit 10(av) to Registrant's Transition Report on Form 10-K for the six months ended December 31,
          2003).

  13      Home Federal Bancorp Annual Report December 31, 2003.

  14      Code of Ethics

  21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Transition Report on Form 10-K for the six months ended December 31, 2002).

 23.1     Independent Auditors' Consent.

 31.1     Certification   of  John  K.  Keach,   Jr.  required  by  12
          C.F.R.ss.240.13a-14(a)

 31.2     Certification   of  Lawrence   E.  Welker   required  by  12
          C.F.R.ss.240.13a-14(a)

  32 Certification pursuant to 18 U.S.C.ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002