Form 10-Q
period 2004-03-31
HOME FEDERAL BANCORP
filed 2004-05-10
CIK 867493

                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2004

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
                                                           YES  X   NO___

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 2004.

            Common Stock, no par value - 4,156,318 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

  PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

  Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations................     8

             Forward looking statements.................................     8

             Critical accounting policies...............................     8

  Item 3. Quantitative and Qualitative Disclosures About
           Market Risk..................................................    11

  Item 4. Controls and Procedures.......................................    11

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings............................................    12

  Item 2.  Changes in Securities, Use of Proceeds and Issuer

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)                                               March 31, December 31,
                                                              2004         2003
                                                          ---------   ----------

ASSETS:
Cash ..................................................   $  25,567   $  22,734
Interest-bearing deposits .............................      27,350      11,444
                                                          ---------   ---------
  Total cash and cash equivalents .....................      52,917      34,178
                                                          ---------   ---------

Securities available for sale at fair value
 (amortized cost $123,068 and $123,243) ...............     124,428     123,638
Securities held to maturity
 (fair value $1,649 and $1,883) .......................       1,596       1,828
Loans held for sale (fair value $13,028 and $6,357) ...      12,855       6,272
Loans receivable, net of allowance for
 loan losses of $7,609 and $7,506 .....................     621,373     630,672
Investments in joint ventures .........................       5,578       5,501
Federal Home Loan Bank stock ..........................       9,965       9,965
Accrued interest receivable, net ......................       3,856       3,733
Premises and equipment, net ...........................      14,257      13,987
Real estate owned .....................................       1,289       1,739
Prepaid expenses and other assets .....................       8,018       9,061
Cash surrender value of life insurance ................      11,477      11,359
Goodwill ..............................................       1,395       1,395
                                                          ---------   ---------
   TOTAL ASSETS .......................................   $ 869,004   $ 853,328
                                                          =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits ..............................................   $ 608,253   $ 588,915
Advances from Federal Home Loan Bank ..................     145,457     154,296
Senior debt ...........................................      14,242      14,242
Other borrowings ......................................       6,364         624
Advance payments by borrowers for taxes and insurance .         349          76
Accrued expenses and other liabilities ................      10,867      11,153
                                                          ---------   ---------
   Total liabilities ..................................     785,532     769,306
                                                          ---------   ---------
Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: .............................      12,664      12,616
     4,252,631 shares at March 31, 2004
     4,312,805 shares at December 31, 2003
 Retained earnings, restricted ........................      70,172      71,436
Accumulated other comprehensive income (loss),
 net of taxes .........................................         636         (30)
                                                          ---------   ---------
   Total shareholders' equity .........................      83,472      84,022
                                                          ---------   ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .........   $ 869,004   $ 853,328
                                                          =========   =========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                               Three Months Ended
                                                               March 31,
                                                      --------------------------
Interest income:                                            2004          2003
                                                      -----------   ------------
 Loans receivable ................................... $     9,670   $    10,824
 Securities available for sale and held to maturity .         996         1,107
 Other interest income ..............................          56           127
                                                      -----------   -----------
Total interest income ...............................      10,722        12,058
                                                      -----------   -----------

Interest expense:
 Deposits ...........................................       2,684         3,397
Advances from Federal Home Loan Bank ................       2,055         2,397
Other borrowings ....................................         201           222
                                                      -----------   -----------
Total interest expense ..............................       4,940         6,016
                                                      -----------   -----------

Net interest income .................................       5,782         6,042
Provision for loan losses ...........................         246           210
                                                      -----------   -----------
Net interest income after provision for loan losses .       5,536         5,832
                                                      -----------   -----------

Other income:
 Gain on sale of loans ..............................         683         2,144
 Income from joint ventures .........................          61           481
 Insurance, annuity income, other fees ..............         499           430
 Service fees on deposit accounts ...................         656           600
 Net gain (loss) on real estate owned and
  repossessed assets.................................          72            11
 Loan servicing income, net of impairments ..........         124           (10)
 Miscellaneous ......................................         297           481
                                                      -----------   -----------
Total other income ..................................       2,392         4,137
                                                      -----------   -----------

Other expenses:
 Compensation and employee benefits .................       3,123         2,937
 Occupancy and equipment ............................         811           777
 Service bureau expense .............................         257           240
 Federal insurance premium ..........................          23            25
 Marketing ..........................................         177           202
 Miscellaneous ......................................       1,406         1,101
                                                      -----------   -----------
Total other expenses ................................       5,797         5,282
                                                      -----------   -----------

Income before income taxes ..........................       2,131         4,687
Income tax provision ................................         744         1,733
                                                      -----------   -----------
Net Income .......................................... $     1,387   $     2,954
                                                      ===========   ===========

Basic earnings per common share ..................... $      0.32   $      0.70
Diluted earnings per common share ................... $      0.31   $      0.66

Basic weighted average number of shares .............   4,298,748     4,236,669
Dilutive weighted average number of shares ..........   4,488,434     4,458,610
Dividends per share ................................. $     0.188   $     0.163

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                         Three Months Ended
(unaudited)                                                 March 31,
                                                     ----------------------
                                                          2004         2003
                                                     ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .......................................   $   1,387    $   2,954
Adjustments to reconcile net income to net cash
     from operating activities:
     Accretion of discounts, amortization
       and depreciation ..........................         581          473
     Provision for loan losses ...................         246          210
     Net gain from sale of loans .................        (683)      (2,144)
     (Income)/loss from joint ventures and
       net (gain)/loss from real estate owned ....        (133)        (492)
     Loan fees deferred (recognized), net ........         (40)          (6)
     Proceeds from sale of loans held for sale ...      37,868      114,548
     Origination of loans held for sale ..........     (43,768)    (105,117)
     Increase (decrease)  in accrued interest
       and other assets ..........................         664         (521)
     Increase (decrease) in other liabilities ....          21        3,570
                                                     ---------    ---------
Net cash from operating activities ...............      (3,857)      13,475
                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ......      12,566       12,639
Proceeds from:
        Maturities/Repayments of:
           Securities held to maturity ...........         232          695
           Securities available for sale .........      11,111       46,858
        Sales of:
           Securities available for sale .........      10,029        6,750
           Real estate owned and other asset sales         327          449
Purchases of:
        Loans ....................................      (3,473)      (1,284)
        Securities available for sale ............     (21,134)     (58,278)
Repayment of (investment in) joint ventures ......         (16)         737
Acquisition of property and equipment ............        (682)        (276)
                                                     ---------    ---------
Net cash from investing activities ...............       8,960        8,290
                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ..............      19,338       (1,553)
Proceeds from advances from FHLB .................       1,000           --
Repayment of advances from FHLB ..................      (9,839)      (5,628)
Net proceeds from (net repayment of)
 overnight borrowings ............................       5,740        3,942
Common stock options exercised ...................         155          559
Repurchase of common stock .......................      (1,961)          --
Payment of dividends on common stock .............        (797)        (690)
                                                     ---------    ---------
Net cash from financing activities ...............      13,636       (3,370)
                                                     ---------    ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ........      18,739       18,395
Cash and cash equivalents, beginning of period ...      34,178       53,692
                                                     ---------    ---------
Cash and cash equivalents, end of period .........   $  52,917    $  72,087
                                                     =========    =========

Supplemental information:
Cash paid for interest ...........................   $   4,830    $   7,051
Cash paid for income taxes .......................   $      --    $      --
Assets acquired through foreclosure ..............   $     116    $     891

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries.
These consolidated interim financial statements at March 31, 2004, and for the three month period ended March 31, 2004, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are incorporated by reference in the
Company's Annual Report on Form 10-K for the twelve month period ended December
31, 2003.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share computations:

                                      Three months ended
                                           March 31,
                                     ---------------------
                                       2004         2003
                                       ----         ----
Basic EPS:
  Weighted average common shares .   4,298,748   4,236,669
                                     =========   =========

Diluted EPS:
  Weighted average common shares .   4,298,748   4,236,669
  Dilutive effect of stock options     189,686     221,941
                                     ---------   ---------
  Weighted average common and
  incremental shares .............   4,488,434   4,458,610
                                     =========   =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three month periods ended March 31, 2004 and 2003. (In thousands)

                                                           Three months ended
                                                                March 31,
                                                          ---------------------
                                                             2004        2003
                                                          --------    --------
Net Income .............................................. $  1,387    $  2,954
 Other comprehensive income:
   Unrealized holding gains (losses) from securities
     available for sale..................................      965        (509)
   Reclassification adjustment for (gains) losses
     realized in income .................................       --          --
   Unrealized gains (losses) from cash flow hedge .......       56          55
                                                          --------    --------
Net unrealized gains (losses) ...........................    1,021        (454)
Tax effect ..............................................     (355)        153
                                                          --------    --------
Other comprehensive income (loss), net of tax ...........      666        (301)
                                                          --------    --------
Comprehensive Income .................................... $  2,053    $  2,653
                                                          ========    ========

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

                                              For the three months ended
                                                        March 31,
                                              --------------------------
                                                     2004       2003
                                                   -------    -------
Net income, as reported .........................  $ 1,387    $ 2,954
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects .....      (16)       (16)
                                                   --------   --------
Pro forma net income ............................  $ 1,371    $ 2,938
                                                   ========   ========

Earnings per share:
     Basic---as reported ........................  $   .32    $   .70

     Basic---pro forma ..........................  $   .32    $   .69

     Diluted---as reported ......................  $   .31    $   .66

     Diluted---pro forma ........................  $   .31    $   .66

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

Home Federal Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of HomeFederal Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 18 full service banking branches.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 24 through 28 of the annual report for the twelve month period ended December 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, ("ALL"), and the valuation of mortgage servicing rights, ("MSR's").

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

Commercial and commercial real estate loans are individually risk rated per the loan policy. Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management. They are risk rated based on computer file data that management believes will provide a good basis for the loans' quality. For all loans not listed individually on the Asset Watch List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

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

A portion of the allowance is not allocated to any particular loan type and is maintained in recognition of the inherent inability to precisely determine the loss potential in any particular loan or pool of loans. Among the factors used by management in determining the unallocated portion of the allowance are current economic conditions; trends in the Company's loan portfolio delinquency, losses and recoveries; level of under performing and nonperforming loans; and
concentrations of loans in any one industry.

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2004, MSR's had a carrying value of $3.2 million.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2004 Compared to Quarter Ended March 31, 2003

General
The Company reported net income of $1,387,000 for the quarter ended March 31,
2004, compared to $2,954,000 for the quarter ended March 31, 2003, a decrease of
$1,567,000 or 53.1%. Basic earnings per common share for the current quarter were $0.32 compared to $0.70 for the quarter ended March 31, 2003. Diluted earnings per common share were $0.31 for the quarter ended March 31, 2004 compared to $0.66 for the quarter ended March 31, 2003.

Net Interest Income
Net interest income before provision for loan losses decreased by $260,000 or
4.3% for the quarter ended March 31, 2004, compared to the quarter ended March
31, 2003. This decrease was due primarily to a 6 basis point, (a basis point is defined as 1/100th of a percent), decrease in the net interest margin to average interest earning assets, as yields on interest earning assets declined more rapidly than the decline in the cost of funds. A factor that positively influenced net interest margin was a net decrease of $5,504,000 in average interest bearing liabilities versus average interest earning assets for the three month period ended March 31, 2004, compared to the same quarter last year.

The provision for loan losses was $246,000 for the quarter ended March 31, 2004, an increase of $36,000, compared to the quarter ended March 31, 2003. At March
31, 2004, the loan loss allowance covered 106.2% of non-performing loans. The
$246,000 charge to the loan loss provision reflects the increase in nonperforming loans of $3,281,000 from December 31, 2003 to March 31, 2004. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended March 31,
2004 and 2003 is as follows:

Quarter ended March 31: (in thousands)            2004       2003
--------------------------------------            ----       ----
Allowance beginning balance ................   $ 7,506    $ 7,172
Provision for loan losses ..................       246        210
Charge-offs ................................      (157)      (220)
Recoveries .................................        14         24
                                                -------    -------
Loan Loss Allowance ending balance .........   $ 7,609    $ 7,186
                                                ======     =======

Allowance to Total Loans....................     1.18%       1.11%
Allowance to Nonperforming Assets...........       90%        100%

Net interest income after provision for loan loss decreased $296,000 or 5.1% for the three month period ended March 31, 2004 compared to the three months ended
March 31, 2003.

Interest Income
Total interest income for the three month period ended March 31, 2004, decreased
$1,336,000, or 11.1%, over the same period of the prior year. This decrease is the result of a $19,320,000 decrease in average interest earning assets as well as a 53 basis point decrease in the weighted average interest rate earned on average interest earning assets for the quarter ended March 31, 2004, as compared to the quarter ended March 31, 2003.

Interest Expense
Total interest expense for the three month period ended March 31, 2004 decreased
$1,076,000, or 17.9%, as compared to the same period a year ago. The factors that caused the decrease in interest expense mirrors the same two factors for the decrease in interest income. The interest rate paid on average interest bearing liabilities declined 49 basis points in the quarter ended March 31,
2004, as compared to the quarter ended March 31, 2003, and the balance of average interest bearing liabilities declined $24,824,000 over the same two periods.

Other Income
Total other income for the three-month period ended March 31, 2004, decreased
$1,745,000 or 42.2% over the same period a year ago. This decrease was primarily the result of a decrease of $1,461,000 from the gain on sale of loans. For the three-month period ended March 31, 2003, the Bank originated approximately
$114.0 million in residential loans, compared to $51.0 million for the three-month period ended March 31, 2004. In the first quarter of 2003 the Bank sold approximately $111.0 of the loans originated versus $37.0 million in the first quarter of 2004. The difference in loan activity for these two periods was the result of the low rate environment in 2003 and the high volumes of loan refinance activity. Another factor reducing other income for the three months ended March 31, 2004, was a $420,000 decrease in the income from joint ventures.
The primary reason for the decrease was the result of large sales recorded on a commercial joint venture in the three months ended March 31, 2003. These sales were not replicated in the quarter ended March 31, 2004. On December 31, 2001, the Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures at March 2004. The Bank, as mandated by the regulators, is in the process of divesting itself of these investments by
December 31, 2004, with two one-year extensions available, subject to regulatory approval.

Other Expenses
Other expense for the three month period ended March 31, 2004 increased
$515,000, or 9.8% over the three month period ended March 31, 2003. This increase resulted primarily from the $305,000 increase in miscellaneous expenses for the three months ended March 31, 2004 compared to the three months ended
March 31, 2003. The bulk of the increase in miscellaneous expenses was due to a
$201,000 write down of a commercial real estate owned property, in anticipation of selling the property at auction. Another increase to miscellaneous expenses was $82,000 in expenses for consulting services related to the Bank's outsourcing of the internal audit function, as well as consulting expenses related to compliance issues. Compensation and employee benefits increased
$186,000 for the three months ended March 31, 2004, compared to the same quarter of the prior year. The increase was due to increases in retirement costs, as well as normal salary increases.

FINANCIAL CONDITION:
Total assets as of March 31, 2004, were $869,004,000, which was an increase of
$15,676,000 from December 31, 2003, total assets of $853,328,000. Changes within the various balance sheet categories included a $18,739,000 increase in cash and cash equivalents. The increase in cash equivalents was funded by a $19,338,000 increase in deposits. Loans receivable, net decreased $9,299,000. These funds helped reduce the outstanding balance of FHLB advances, which decreased
$8,839,000 from $154,296,000 at December 31, 2003 to $145,457,000 at March 31,
2004.

Shareholders' equity decreased $550,000 during the same period. Retained earnings increased $1,387,000 from net income and decreased $797,000 for dividends paid and $1,854,000 from stock buy backs. Common stock increased
$155,000 from the exercise of common stock options. Common stock decreased
$107,000 from stock buy backs. The Company had an increase from $260,000 in unrealized gains in its securities available for sale portfolio, net of tax, to
$892,000 over the three month period ended March 31, 2004. This increase in unrealized gains resulted in $632,000 of other comprehensive gains, net of tax, for the three months ended March 31, 2004. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $34,000 for the same three month period.

At March 31, 2004, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                            As of March 31, 2004
                           (Dollars in Thousands)
                                                                  To be "Well-
                                                                Capitalized" under
                                                  Minimum       Prompt Corrective
                                Actual          Requirements    Action Provisions
                            Amount   Ratio     Amount   Ratio    Amount    Ratio
Consolidated
 Tier I Capital to Risk-
   Weighted Assets          $81,186  12.07%   $26,905  4.00%    $40,358    6.00%
 Total Risk-Based Capital
   to Risk-Weighted Assets  $88,795  13.20%   $53,810  8.00%    $67,263   10.00%
 Tier I Leverage Ratio      $81,186   9.40%   $34,533  4.00%    $43,166    5.00%
HomeFederal Bank
 Tier I Capital to Risk-
   Weighted Assets          $87,994  13.10%   $26,868  4.00%    $40,303    6.00%
 Total Risk-Based to Risk-
   Weighted Assets          $95,603  14.23%   $53,737  8.00%    $67,171   10.00%
 Tier I Leverage Ratio      $87,994  10.23%   $34,396  4.00%    $42,995    5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the
Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of
Indianapolis. At March 31, 2004, the Bank had $145,457,000 in such borrowings.
In addition, at March 31, 2004, the Bank had commitments to fund loan originations of $34,416,000, unused home equity lines of credit of $69,369,000 and unused commercial lines of credit of $37,073,000, as well as commitments to sell loans of $30,278,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended March 31, 2004 is not materially different from the results presented on page 14 of the annual report for the twelve month period ended
December 31, 2003, which is incorporated by reference herein.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity
        Securities

The following table provides information on the Company's repurchases of shares of its common stock during the quarter ended March 31, 2004.

                      (a)             (b)            (c)                      (d)
                                                Total number of        Maximum number of
                                                shares purchased       shares that
                                    Average     as part of             may yet be
                Total number of    price paid   publicly announced     purchased under the
    Period      shares purchased    per share   plans or programs (1)  plans or programs (1)
--------------  ----------------   ----------   ---------------------  ---------------------
 January 2004          -          $      0.00             -                     71,299
 February 2004         -          $      0.00             -                     71,299
 March 2004         71,299        $     27.49          71,299                     -
                ----------------   ----------  ---------------------- ----------------------
 First Quarter      71,299        $     27.49          71,299                     0
                ================               ======================

(1)      The Company's current stock repurchase program, announced February 25,
         2003, authorized the repurchase of 5% of the Company's outstanding shares of common stock, or 211,699 such shares, on the open market, in block transactions or in private transactions. The program had no expiration date. The Company completed the repurchase of these shares on March 8, 2004.

On April 27, 2004, the Board of Directors approved the Company's seventh stock repurchase program. The Company intends to purchase, from time to time, on the open market up to 7% of the Company's outstanding shares of common stock, without par value ("Common Stock"), or approximately 297,000 such shares. Such purchases will be made subject to market conditions in open market, block transactions or in private transactions. Repurchases may begin April 30, 2004.
This repurchase plan does not have an expiration date. As of May 7, 2004, the
Company had repurchased 100,000 shares under this plan.

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

(b)   On January 27, 2004 Home Federal Bancorp filed an 8-K containing a press release announcing its results of operations for the quarter ended
      December 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                                 Home Federal Bancorp

DATE:   May 7,  2004             /S/ Lawrence E. Welker
                                 Lawrence E. Welker, Executive Vice President,
                                 Treasurer, and Chief Financial Officer

