Form 10-Q
period 2004-06-30
HOME FEDERAL BANCORP
filed 2004-08-09
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2004

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

            Common Stock, no par value - 4,002,573 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                      Page No.

PART I.  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations ...................................   8
        Forward Looking Statements ......................................   8
        Critical Accounting Policies.....................................   8

Item 3. Quantitative and Qualitative Analysis of Financial
             Condition and Results of Operations ........................  13

ITEM 4. Controls and Procedures..........................................  13

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)                                               June 30,  December 31,
                                                           2004          2003
                                                         ---------  ------------

ASSETS:
Cash .................................................   $  23,870    $  22,734
Interest-bearing deposits ............................      11,311       11,444
                                                         ---------    ---------
  Total cash and cash equivalents ....................      35,181       34,178
                                                         ---------    ---------

Securities available for sale at fair value
 (amortized cost $125,108 and $123,243) ..............     123,413      123,638
Securities held to maturity (fair value
 $1,543 and $1,883) ..................................       1,507        1,828
Loans held for sale (fair value $3,877 and $6,357) ...       3,823        6,272
Loans receivable, net of allowance for loan losses
 of $7,583 and $7,506 ................................     635,536      630,672
Investments in joint ventures ........................       5,370        5,501
Federal Home Loan Bank stock .........................       9,965        9,965
Accrued interest receivable, net .....................       3,719        3,733
Premises and equipment, net ..........................      14,454       14,168
Real estate owned ....................................         901        1,739
Prepaid expenses and other assets ....................       9,952        8,880
Cash surrender value of life insurance ...............      11,599       11,359
Goodwill .............................................       1,395        1,395
                                                         ---------    ---------
   TOTAL ASSETS ......................................   $ 856,815    $ 853,328
                                                         =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits .............................................   $ 614,292    $ 588,915
Advances from Federal Home Loan Bank .................     140,151      154,296
Senior debt ..........................................      14,242       14,242
Other borrowings .....................................       1,213          624
Advance payments by borrowers for taxes and insurance          341           76
Accrued expenses and other liabilities ...............      11,084       11,153
                                                         ---------    ---------
   Total liabilities .................................     781,323      769,306
                                                         ---------    ---------
Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding: None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding: ............................      12,964       12,616
     4,002,573 shares at June 30, 2004
     4,312,805 shares at December 31, 2003
 Retained earnings, restricted .......................      63,785       71,436
Accumulated other comprehensive income (loss),
  net of taxes .......................................      (1,257)         (30)
                                                         ---------    ---------
   Total shareholders' equity ........................      75,492       84,022
                                                         ---------    ---------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ........   $ 856,815    $ 853,328
                                                         =========    =========

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                               Three Months Ended           Six Months Ended
                                                               June 30,                    June 30,
                                                     -------------------------    -------------------------
Interest income:                                           2004          2003           2004          2003
                                                     -----------   -----------    -----------   -----------
 Loans receivable .................................  $     9,553   $    10,499    $    19,223   $    21,323
 Securities available for sale and held to maturity        1,026           941          2,024         2,054
 Other interest income ............................           55           102            109           223
                                                     -----------   -----------    -----------   -----------
Total interest income .............................       10,634        11,542         21,356        23,600
                                                     -----------   -----------    -----------   -----------

Interest expense:
Deposits ..........................................        2,608         3,104          5,292         6,501
Advances from Federal Home Loan Bank ..............        2,009         2,360          4,064         4,757
Other borrowings ..................................          167           210            368           432
                                                     -----------   -----------    -----------   -----------
Total interest expense ............................        4,784         5,674          9,724        11,690
                                                     -----------   -----------    -----------   -----------

Net interest income ...............................        5,850         5,868         11,632        11,910
Provision for loan losses .........................           35           450            281           660
                                                     -----------   -----------    -----------   -----------
Net interest income after provision for loan losses        5,815         5,418         11,351        11,250
                                                     -----------   -----------    -----------   -----------

Other income:
 Gain on sale of loans ............................          939         2,155          1,622         4,299
 Gain(loss) on sale of securities .................           --             4              0             4
 Income (loss) from joint ventures ................           54            93            115           574
 Insurance, annuity income, other fees ............          493           403            992           833
 Service fees on deposit accounts .................          731           705          1,387         1,305
 Net gain (loss) on real estate owned and
  repossessed assets...............................           63            77            135            88
 Loan servicing income, net of impairments ........          272          (123)           396          (133)
 Miscellaneous ....................................          305           499            602           980
                                                     -----------   -----------    -----------   -----------
Total other income ................................        2,857         3,813          5,249         7,950
                                                     -----------   -----------    -----------   -----------

Other expenses:
 Compensation and employee benefits ...............        3,356         3,203          6,480         6,140
 Occupancy and equipment ..........................          774           748          1,585         1,525
 Service bureau expense ...........................          258           235            515           475
 Federal insurance premium ........................           23            24             45            49
 Marketing ........................................          192           137            369           339
 Miscellaneous ....................................        1,180         1,292          2,586         2,393
                                                     -----------   -----------    -----------   -----------
Total other expenses ..............................        5,783         5,639         11,580        10,921
                                                     -----------   -----------    -----------   -----------

Income before income taxes ........................        2,889         3,592          5,020         8,279
Income tax provision ..............................          975         1,318          1,719         3,051
                                                     -----------   -----------    -----------   -----------
Net Income ........................................  $     1,914   $     2,274    $     3,301   $     5,228
                                                     ===========   ===========    ===========   ===========

Basic earnings per common share ...................  $      0.46   $      0.53    $      0.78   $      1.23
Diluted earnings per common share .................  $      0.45   $      0.50    $      0.75   $      1.17

Basic weighted average number of shares ...........    4,132,814     4,283,864      4,215,781     4,260,397
Dilutive weighted average number of shares ........    4,294,852     4,505,471      4,390,948     4,483,411
Dividends per share ...............................  $     0.188   $     0.163    $     0.375   $     0.325

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                Six Months Ended
(unaudited)                                                       June 30,
                                                          ----------------------
                                                              2004        2003
                                                          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ............................................... $  3,301   $   5,228
Adjustments to reconcile net income to net cash
     from operating activities:
     Accretion of discounts, amortization and depreciation    1,133       1,054
     Provision for loan losses ...........................      281         660
     Net gain from sale of loans .........................   (1,622)     (4,299)
     Net (gain)/loss from sale of investment securities ..     --            (4)
     (Income)/loss from joint ventures and net (gain)/loss
       from real estate owned ............................     (250)       (662)
     Loan fees deferred (recognized), net ................      (46)        (23)
     Proceeds from sale of loans held for sale ...........   83,484     225,145
     Origination of loans held for sale ..................  (79,413)   (230,068)
     Increase (decrease)  in accrued interest and
       other assets ......................................     (338)     (1,476)
     Increase (decrease) in other liabilities ............      334       1,750
                                                           --------   ---------
Net cash from operating activities .......................    6,864      (2,695)
                                                           --------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans ..............       78      17,901
Proceeds from:
     Maturities/Repayments of:
        Securities held to maturity ......................      323         811
        Securities available for sale ....................   15,774     104,360
     Sales of:
        Securities available for sale ....................   12,861      23,312
        Real estate owned and other asset sales ..........      919         990
Purchases of:
     Loans ...............................................   (5,177)     (3,514)
     Securities available for sale .......................  (30,833)   (131,095)
Repayment of (investment in) joint ventures ..............      246       1,248
Acquisition of property and equipment ....................   (1,269)       (747)
                                                           --------   ---------
Net cash from investing activities .......................   (7,078)     13,266
                                                           --------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits ......................   25,377     (11,230)
Proceeds from advances from FHLB .........................    1,000       5,000
Repayment of advances from FHLB ..........................  (15,145)    (13,035)
Net proceeds from (net repayment of) overnight borrowings       589       1,981
Common stock options exercised ...........................      896       1,813
Repurchase of common stock ...............................   (9,953)     (3,447)
Payment of dividends on common stock .....................   (1,547)     (1,386)
                                                           --------   ---------                                                                                                           ---------
Net cash from financing activities .......................    1,217     (20,304)
                                                           --------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ................    1,003      (9,733)
Cash and cash equivalents, beginning of period ...........   34,178      53,692
                                                           --------   ---------
Cash and cash equivalents, end of period ................. $ 35,181   $  43,959
                                                           ========   =========

Supplemental information:
Cash paid for interest ................................... $  9,809   $  11,806
Cash paid for income taxes ............................... $  1,714   $   3,540
Assets acquired through foreclosure ...................... $    105   $   1,925

See notes to consolidated financial statements (unaudited)

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries.
These consolidated interim financial statements at June 30, 2004, and for the three and six month periods ended June 30, 2004, have not been audited by independent auditors, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2003.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, ("EPS") computations:

                                    Three months ended        Six months ended
                                         June 30,                 June 30,
                                   ---------------------   ---------------------
                                     2004         2003       2004         2003
                                     ----         ----       ----         ----
Basic EPS:
  Weighted average common shares . 4,132,814   4,283,864   4,215,781   4,260,397
                                   =========   =========   =========   =========

Diluted EPS:
  Weighted average common shares . 4,132,814   4,283,864   4,215,781   4,260,397
  Dilutive effect of stock options   162,038     221,607     175,167     223,014
                                   ---------   ---------   ---------   ---------

  Weighted average common and
  incremental shares ............. 4,294,852   4,505,471   4,390,948   4,483,411
                                   =========   =========   =========   =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three and six month periods ended June 30, 2004 and 2003. (In thousands)

                                                  For the          For the
                                             Three months ended Six months ended
                                                   June 30,           June 30,
                                             ------------------ ---------------
                                                2004     2003    2004     2003
                                                ----     ----    ----     ----
Net Income ..................................$ 1,914  $ 2,274  $ 3,301  $ 5,228
 Other comprehensive income:
   Unrealized holding gains (losses)
     from securities available for sale ..... (3,055)     293   (2,090)    (216)
   Reclassification adjustment for (gains)
     losses realized in income ..............     --       (4)      --       (4)
   Unrealized gains (losses) from
     cash flow hedge.........................    174       43      230       98
                                             -------  -------  -------  --------
Net unrealized gains (losses) ............... (2,881)     332   (1,860)    (122)
Tax effect ..................................    988     (109)     633       44
                                             -------  -------- -------  -------
Other comprehensive income(loss), net of tax  (1,893)     223   (1,227)     (78)
                                             -------  -------  -------  -------
Comprehensive Income ........................$    21  $ 2,497  $ 2,074  $ 5,150
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

                                       Three Months Ended    Six Months Ended
                                              June 30,           June 30,
                                       ------------------    -----------------
                                         2004       2003        2004      2003
-------------------------------------  -------    -------     -------   -------
Net income, as reported                $ 1,914    $ 2,274     $ 3,301   $ 5,228

Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                               (15)       (10)        (31)     (101)
                                       -------    -------     -------   -------
Pro forma net income                   $ 1,899    $ 2,264     $ 3,270   $ 5,127
                                       =======    =======     =======   =======

Earnings per share:
     Basic---as reported               $   .46    $   .53     $   .78   $  1.23

     Basic---pro forma                 $   .46    $   .53     $   .78   $  1.20

     Diluted---as reported             $   .45    $   .50     $   .75   $  1.17

     Diluted---pro forma               $   .44    $   .50     $   .74   $  1.14

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

6. New Accounting Pronouncements
EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its
Application to Certain Investments" provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Gross unrealized losses on available for sale securities and held to maturity securities was $1,933,000 and
$0, respectively, at June 30, 2004. The Company is currently evaluating the impact of EITF 03-1 and is unable to estimate what the impact of adoption, if any, will be in the third quarter of 2004.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 24 through 28 of the annual report for the twelve month period ended December 31, 2003. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of mortgage servicing rights, ("MSR's").

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

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2004, MSR's had a carrying value of $3.4 million.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2004 Compared to Quarter Ended June 30, 2003

General
The Company reported net income of $1,914,000 for the quarter ended June 30,
2004, compared to $2,274,000 for the quarter ended June 30, 2003, a decrease of
$360,000 or 15.8%. Basic earnings per common share for the current quarter were
$0.46 compared to $0.53 for the quarter ended June 30, 2003. Diluted earnings per common share were $0.45 for the quarter ended June 30, 2004, compared to
$0.50 for the quarter ended June 30, 2003.

Net Interest Income
Net interest income before provision for loan losses remained relatively stable decreasing by $18,000 or .3% for the quarter ended June 30, 2004, compared to the quarter ended June 30, 2003. This slight decrease was due to the net effect of a 7 basis point, (a basis point is defined as 1/100th of a percent), increase in the net interest margin to average interest earning assets, as the cost of funds declined more rapidly than the decline in the yields on interest earning assets, being offset by a decrease of $20,458,000 in average interest earning assets versus a decrease of $14,713,000 in average interest bearing liabilities for the three month period ended June 30, 2004, compared to the same quarter last year.

The provision for loan losses was $35,000 for the quarter ended June 30, 2004, a decrease of $415,000, compared to the quarter ended June 30, 2003. At June 30,
2004, the loan loss allowance covered 124.3% of non-performing loans. The improving economy and the lower than expected charge offs experienced by the
Bank resulted in the $35,000 charge to the loan loss provision. See the Critical
Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended June 30,
2004 and 2003 is as follows:

Quarter ended June 30: (in thousands)                       2004         2003
-------------------------------------                       ----         ----
Allowance beginning balance ...........................   $ 7,609     $ 7,186
Provision for loan losses .............................        35         450
Charge-offs ...........................................       (87)       (432)
Recoveries ............................................        26          80
-------------------------------------------------------   -------     -------
Loan Loss Allowance ending balance ....................   $ 7,583     $ 7,284
=======================================================   =======     =======

Allowance to Total Loans ..............................      1.17%       1.10%
Allowance to Nonperforming Assets .....................       108%        107%

Net interest income after provision for loan loss increased $397,000 or 7.3% for the three month period ended June 30, 2004 compared to the three months ended
June 30, 2003.

Interest Income
Total interest income for the three month period ended June 30, 2004, decreased
$908,000, or 7.9%, over the same period of the prior year. This decrease is primarily the result of a $20,458,000 decrease in average interest earning assets as well as a 31 basis point decrease in the weighted average interest rate earned on average interest earning assets for the quarter ended June 30,
2004, as compared to the quarter ended June 30, 2003.

Interest Expense
Total interest expense for the three month period ended June 30, 2004 decreased
$890,000, or 15.7%, as compared to the same period a year ago. The factors that caused the decrease in interest expense mirrors the same two factors for the decrease in interest income. The interest rate paid on average interest bearing liabilities declined 40 basis points in the quarter ended June 30, 2004, as compared to the quarter ended June 30, 2003, and the balance of average interest bearing liabilities declined $14,713,000 over the same two periods.

Other Income
Total other income for the three-month period ended June 30, 2004, decreased
$956,000 or 25.1% over the same period a year ago. This decrease was primarily the result of a decrease of $1,216,000 from the gain on sale of loans. For the three-month period ended June 30, 2003, the Bank originated approximately
$144,664,000 in residential loans, compared to $54,981,000 for the three-month period ended June 30, 2004. In the second quarter of 2003 the Bank sold approximately $109,978,000 of the loans originated versus $44,676,000 in the first quarter of 2004. The difference in loan activity for these two periods was the result of the low interest rate environment in 2003 and the high volumes of mortgage loan refinance activity.

A factor that increased other income is the $395,000 increase in loan servicing income, net of impairments for the three months ended June 30, 2004, compared to
June 30, 2003. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the Bank retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded.
The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. In the three-month period ended June 30, 2004 the impairment recovery was $138,000 compared to the same period ending June 30,
2003 where the impairment charge was $309,000 for an increase in pre-tax income of $447,000. The amortization charge in the current three-month period was
$385,000 compared to $339,000 for the same period a year ago.

Other Expenses
Other expenses for the three month period ended June 30, 2004 increased
$144,000, or 2.6% over the three month period ended June 30, 2003. This increase resulted from various factors including a $153,000 increase in compensation expenses for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The increase was due to increases in retirement costs, as well as salary increases. Another factor increasing other expenses was a $55,000 increase in marketing expenses for the quarter ended June 2004, compared to the same period a year ago. This increase in marketing was used primarily to support advertising in the new Greenwood market where the Bank opened a branch in
December of 2003. A factor reducing other expenses is the decrease of $112,000 in miscellaneous expenses. Factors that resulted in the decrease in miscellaneous expenses include a $91,000 write down of a commercial real estate owned property in the quarter ended June 30, 2003 compared to no write downs in the quarter ended June 2004. Consulting fees for compliance, technology and human resources projects decreased $104,000 over the same period, which was another factor reducing miscellaneous expenses.

Six months Ended June 30, 2004 Compared to Six months Ended June 30, 2003:

General
The Company reported net income of $3,301,000, or $.75 diluted earnings per share, for the six months ended June 30, 2004, compared to $5,228,000, or $1.17 diluted earnings per share, for the same period a year ago, a decrease of
$1,927,000 or a 35.5% decrease in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses decreased $278,000 for the six month period ended June 30, 2004, compared to the same period ended June 30,
2003.

The change to the loan loss allowance for the six month period ended June 30,
2004 is as follows:

Six months ended June 30: (in thousands)       2004       2003
----------------------------------------       ----       ----
Allowance beginning balance ............    $ 7,506     $ 7,172
Provision for loan losses ..............        281         660
Charge-offs ............................       (245)       (652)
Recoveries .............................         41         104
                                            -------     -------
Loan Loss Allowance ....................    $ 7,583     $ 7,284
                                            =======     =======

Allowance to Total Loans ...............      1.17%       1.10%
Allowance to Nonperforming Assets.......       108%        107%

Interest Income
Total interest income for the six month period ended June 30, 2004 decreased
$2,244,000, compared to the six month period ended June 30, 2003. The six month period decrease was due to a decrease of $20,192,000 in average interest earning assets and a 42 basis point decrease in the weighted average yield earned on those assets.

Interest Expense
Total interest expense for the six month period ended June 30, 2004 decreased
$1,966,000, compared to the six month period ended June 30, 2003. Similar to the decrease in interest income, the decrease in interest expense was due to a 45 basis point decrease in the weighted average cost of funds for the six month period ended June 30, 2004 as compared to the same period ended June 30, 2003, as well as a $19,754,000 decrease in average interest bearing liabilities.

Other Income
Total other income for the six month period ended June 30, 2004 decreased
$2,701,000 or 34.0% as compared to the same period one year ago. This decrease was primarily the result of a decrease in gain on sale of loans of $2,677,000 as discussed in the second quarter results above. An additional decrease in other income for the six months ended June 30, 2004 was a $459,000 decrease in the income from joint ventures. The primary reason for the decrease was the result of a large real estate sale by a joint venture in the six months ended June 30,
2003, which produced $480,000 of income in the prior year. In the current six month period ended June 30, 2003, the same joint venture produced $37,000 of income.

A factor that increased other income was a $529,000 increase in loan servicing income. For the six month period ended June 30, 2004 the amortization charge on originated mortgage servicing rights increased $150,000 due to the increased size of the mortgage servicing rights asset. Offsetting this expense was a
$118,000 recovery of impairment charges in the six month period ended June 30,
2004, compared to a $500,000 impairment charge for the period ended June 30,
2003, for an increase in pre-tax income of $618,000.

Other Expenses
Total other expenses for the six month period ended June 30, 2004 increased
$659,000 or 6.0%. This increase is primarily the result of two factors including a $340,000 increase in compensation and employee benefits and a $193,000 increase in miscellaneous expenses. The increase in compensation and employee benefits for the six month period ended June 30, 2004, mirrors the increase discussed in the quarterly discussion. The increase in miscellaneous expense is primarily the result of an increase of $110,000 in the write down of real estate owned expense as well as small increases in various other expense categories.

Asset Quality
Non-performing assets to total assets increased from 0.78% at June 30, 2003 to
0.82% at June 30, 2004. Non-performing loans to total gross loans increased from
0.74% to 0.94%, respectively, for the same periods. The increase in the non-performing loan ratio is primarily due to the decrease in total gross loans of $13,983,000 from June 30, 2003 to June 30, 2004. Additionally, over this period non-performing residential loans have decreased by 1,200,000, home equity/second mortgages by $325,000 and real estate owned and other repossessed property by $1,000,000. Commercial real estate restructured debt increased by
$2,700,000. This increase was due primarily to one commercial real estate loan.
A liquidation plan has been executed with the borrower and management expects no additional losses to be incurred related to this credit.

In addition to the above, a commercial borrower ("the Borrower") filed for
Chapter 11 Bankruptcy protection on June 15, 2004. Total loans outstanding with the Borrower at June 30, 2004 were $15,798,000, of which $9,178,000 is sold to other loan participants leaving a net loan balance of $6,620,000 outstanding.
These loans are secured by first mortgages on multiple properties located in
Indiana, Kentucky and Ohio.

Discussions with the Borrower's management and review of the related property appraisals indicate that the loans are well secured. The Borrower has informed the Bank that they are pursuing multiple options for sale or restructuring of their operations; all of which are expected to result in the loans being paid off in full. The loans are further secured by personal guarantees of two of the principals of the Borrower. Management does not anticipate a material loss on this loan relationship; however, temporary interruptions in payments are likely under the bankruptcy protections afforded by the Chapter 11 filing.
Clarification of the liquidation method and likely outcome are anticipated prior to the end of the third quarter of this year.

At June 30, 2004, the loans' payment statuses were current and therefore still considered "performing" and "accruing". However, the Borrower's July payment is past due. Should the loans' payment status change to delinquent, management will need to evaluate the appropriateness of continuing to record interest income.
Placing the loans on "non-accruing" status would result in a reduction of interest income of approximately $40,000 per month.

FINANCIAL CONDITION:
Total assets as of June 30, 2004, were $856,815,000, which was an increase of
$3,487,000 from December 31, 2003, total assets of $853,328,000. Changes within the various balance sheet categories included a $25,377,000 increase in deposits. The funds from the increase in deposits were used to payoff
$14,145,000 of FHLB advances, which had an outstanding balance of $140,151,000 at June 30, 2004.

Shareholders' equity decreased $8,530,000 during the same period. Retained earnings increased $3,301,000 from net income and decreased $1,547,000 for dividends paid and $9,405,000 from stock buy backs. Common stock increased
$842,000 from the exercise of common stock options and $54,000 from the related tax benefit of disqualifying dispositions of such options. Common stock decreased $548,000 from stock buy backs. The Company had a decrease from
$260,000 in unrealized gains in its securities available for sale portfolio, net of tax, to $1,106,000 unrealized losses over the six month period ended June 30,
2004. This decrease in unrealized gains resulted in $1,366,000 of other comprehensive losses, net of tax, for the six months ended June 30, 2004.
Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $139,000 for the same six month period.

At June 30, 2004, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                                         As of June 30, 2004
                                       (Dollars in Thousands)
                                                                            To be "Well-
                                                                         Capiitalized" under
                                                          Minimum        Prompt Corrective
                                       Actual           Requirements     Action Provisions
                                  Amount     Ratio     Amount   Ratio    Amount       Ratio

Consolidated
    Tier I Capital to Risk-
      Weighted Assets             $75,355   11.07%    $27,230    4.00%   $40,846       6.00%
    Total Risk-Based Capital to
      Risk-Weighted Assets        $82,937   12.18%    $54,461    8.00%   $68,076      10.00%
    Tier I Leverage Ratio         $75,355    8.75%    $34,434    4.00%   $43,043       5.00%

HomeFederal Bank
    Tier I Capital to Risk-
      Weighted Assets             $84,480   12.43%    $27,194    4.00%   $40,790       6.00%
    Total Risk-Based to Risk-
      Weighted Assets             $92,062   13.54%    $54,387    8.00%   $67,984      10.00%
    Tier I Leverage Ratio         $84,480    9.82%    $34,424    4.00%   $43,030       5.00%

EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its

Application to Certain Investments" provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The model used to determine other-than-temporary impairments shall be applied prospectively to all current and future investments in interim or annual reporting periods beginning after June 15, 2004. Gross unrealized losses on available for sale securities and held to maturity securities was $1,933,000 and
$0, respectively, at June 30, 2004. The Company is currently evaluating the impact of EITF 03-1 and is unable to estimate what the impact of adoption, if any, will be in the third quarter of 2004.

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the
Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of
Indianapolis. At June 30, 2004, the Bank had $140,151,000 in such borrowings. In addition, at June 30, 2004, the Bank had commitments to purchase loans of
$11,816,000, fund loan originations of $45,941,000, unused home equity lines of credit of $66,130,000 and unused commercial lines of credit of $40,384,000, as well as commitments to sell loans of $11,521,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended June 30, 2004 is not materially different from the results presented on page 14 of the annual report for the twelve month period ended
December 31, 2003, which is incorporated by reference herein.

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

The following table provides information on the Company's repurchases of shares of its common stock during the quarter ended June 30, 2004.

                      (a)             (b)            (c)                      (d)
                                                Total number of        Maximum number of
                                                shares purchased       shares that
                                    Average     as part of             may yet be
                Total number of    price paid   publicly announced     purchased under the
    Period      shares purchased    per share   plans or programs (1)  plans or programs (1)
--------------  ----------------   ----------   ---------------------  ---------------------
 April 2004             -          $      0.00             -                   297,000
 May 2004            215,000       $     26.97         215,000                  82,000
 June 2004            82,000       $     26.75          82,000                     -
                ----------------   ----------  ---------------------- ----------------------
 Second Quarter      297,000       $     26.91         297,000                     0
                ================               ======================

(1)      The Company's current stock repurchase program, announced April 27,
         2004, authorized the repurchase of 7% of the Company's outstanding shares of common stock, or 297,000 such shares, on the open market, in block transactions or in private transactions. The program had no expiration date. The Company completed the repurchase of these shares on June 4, 2004.

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

On April 27, 2004, the Corporation held its Annual Meeting of Shareholders. A total of 3,892,570 shares were present in person or by proxy at the meeting. The following director nominees received the following votes and votes withheld at that meeting:
                                      For               Votes Withheld
John T. Beatty                      3,728,281              164,289
(three year term)
Harold Force                        3,727,780              164,790
(three year term)
Gregory J. Pence                    3,729,919              162,651
(three year term)

The terms of office of the following directors continued after the Annual
Meeting of Shareholders:

                                                 Term Expiring
John K. Keach, Jr.                                   2005
David W. Laitinen, M.D.                              2005
John M. Miller                                       2006
Harvard W. Nolting, Jr.                              2006

Item 5.  Other information

N/A

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits
      31(1) Certification required by 12 C.F.R. 240.13a-14(a).
      31(2) Certification required by 12 C.F.R. 240.13a-14(a).
      32 - Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to
      Section 906 of the Sarbances-Oxley Act of 2002.

(b)   On April 26, 2004 Home Federal Bancorp filed an 8-K containing a press release announcing its results of operations for the quarter ended March
      31, 2004.

(c)   On May 11, 2004, Home Federal Bancorp of Columbus, Indiana issued a press release concerning the retirement of its Chief Financial Officer.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

                              Home Federal Bancorp

DATE: August 6,  2004              /S/ Lawrence E. Welker
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer