Form 10-Q
period 2004-09-30
HOME FEDERAL BANCORP
filed 2004-11-04
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004


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

                                 YES  X   NO_____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 25, 2004.


            Common Stock, no par value - 4,027,991 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

           Consolidated Balance Sheets                                     3

           Consolidated Statements of Income                               4

           Consolidated Statements of Cash Flows                           5

           Notes to Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   8

           Forward looking statements                                      8

           Critical accounting policies                                    8

Item 3. Quantitative and Qualitative Disclosures About
           Market Risk                                                    14

Item 4. Controls and Procedures                                           14


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      14

Item 3.  Defaults Upon Senior Securities                                  14

Item 4.  Submission of Matters to a Vote of Security Holders              14

Item 5.  Other Information                                                14

Item 6.  Exhibits                                                         15


Signatures                                                                16


HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)
(unaudited)                                                                             September 30,    December 31,
                                                                                           2004             2003
                                                                                        ------------   ----------------

ASSETS:
Cash                                                                                 $       25,777    $        22,734
Interest-bearing deposits                                                                    17,389             11,444
                                                                                        ------------   ----------------
  Total cash and cash equivalents                                                            43,166             34,178
                                                                                        ------------   ----------------

Securities available for sale at fair value (amortized cost $125,024
     and $123,243)                                                                          125,290            123,638
Securities held to maturity (fair value $1,810 and $1,883)                                    1,781              1,828
Loans held for sale (fair value $7,454 and $6,357)                                            7,349              6,272
Loans receivable, net of allowance for loan losses of $8,626 and $7,506                     641,165            630,672
Investments in joint ventures                                                                 4,328              5,501
Federal Home Loan Bank stock                                                                  9,965              9,965
Accrued interest receivable, net                                                              3,716              3,733
Premises and equipment, net                                                                  15,193             14,168
Real estate owned                                                                               717              1,739
Prepaid expenses and other assets                                                             9,133              8,880
Cash surrender value of life insurance                                                       11,707             11,359
Goodwill                                                                                      1,395              1,395
                                                                                        ------------   ----------------
   TOTAL ASSETS                                                                      $      874,905    $       853,328
                                                                                        ============   ================

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits                                                                             $      638,705    $       588,915
Advances from Federal Home Loan Bank                                                        132,146            154,296
Senior debt                                                                                  14,242             14,242
Other borrowings                                                                              1,459                624
Advance payments by borrowers for taxes and insurance                                           234                 76
Accrued expenses and other liabilities                                                       11,243             11,153
                                                                                        ------------   ----------------
   Total liabilities                                                                        798,029            769,306
                                                                                        ------------   ----------------

Shareholders' equity:
 No par preferred stock; Authorized:  2,000,000 shares
  Issued and outstanding:   None
 No par common stock; Authorized:  15,000,000 shares
  Issued and outstanding:                                                                    13,469             12,616
     4,026,560 shares at September 30, 2004
     4,312,805 shares at December 31, 2003
 Retained earnings, restricted                                                               63,367             71,436
Accumulated other comprehensive income, net of taxes                                             40                (30)
                                                                                        ------------   ----------------

   Total shareholders' equity                                                                76,876             84,022
                                                                                        ------------   ----------------

   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $      874,905    $        853,328
                                                                                        ============   ================

See notes to consolidated financial statements (unaudited)

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except per share data)
(unaudited)                                                         Three Months Ended                   Nine Months Ended
                                                                      September 30,                        September 30,
                                                             ---------------------------------   ----------------------------------
Interest income:                                                  2004              2003             2004               2003
                                                             ---------------   ---------------   --------------    ---------------
 Loans receivable                                            $        9,459    $       10,175    $      28,682     $       31,498
 Securities available for sale and held to maturity                   1,034               916            3,056              2,958
 Other interest income                                                   41                69              152                304
                                                             ---------------   ---------------   --------------    ---------------
Total interest income                                                10,534            11,160           31,890             34,760
                                                             ---------------   ---------------   --------------    ---------------

Interest expense:
Deposits                                                              2,701             2,910            7,993              9,411
Advances from Federal Home Loan Bank                                  1,880             2,316            5,944              7,073
Other borrowings                                                        160               203              528                635
                                                             ---------------   ---------------   --------------    ---------------
Total interest expense                                                4,741             5,429           14,465             17,119
                                                             ---------------   ---------------   --------------    ---------------

Net interest income                                                   5,793             5,731           17,425             17,641
Provision for loan losses                                             1,887               286            2,168                946
                                                             ---------------   ---------------   --------------    ---------------
Net interest income after provision for loan losses                   3,906             5,445           15,257             16,695
                                                             ---------------   ---------------   --------------    ---------------

Other income:
 Gain on sale of loans                                                  435             2,538            2,057              6,889
 Gain on sale of securities                                               -                 -                -                  4
 Income (loss) from joint ventures                                       13               (54)             128                520
 Insurance, annuity income, other fees                                  403               447            1,395              1,280
 Service fees on deposit accounts                                       773               691            2,160              1,996
 Net gain on real estate owned and repossessed assets                    88                91              223                179
 Loan servicing income, net of impairments                               95               437              491                304
 Miscellaneous                                                          309               304              911                989
                                                             ---------------   ---------------   --------------    ---------------
Total other income                                                    2,116             4,454            7,365             12,161
                                                             ---------------   ---------------   --------------    ---------------

Other expenses:
 Compensation and employee benefits                                   3,308             3,243            9,787              9,140
 Occupancy and equipment                                                770               749            2,355              2,274
 Service bureau expense                                                 235               237              750                712
 Federal insurance premium                                               21                24               67                 73
 Marketing                                                              132               146              501                485
 Miscellaneous                                                        1,249             1,410            3,835              3,803
                                                             ---------------   ---------------   --------------    ---------------
Total other expenses                                                  5,715             5,809           17,295             16,487
                                                             ---------------   ---------------   --------------    ---------------

Income before income taxes                                              307             4,090            5,327             12,369
Income tax provision (benefit)                                          (29)            1,462            1,690              4,513
                                                             ---------------   ---------------   --------------    ---------------
Net Income                                                   $          336     $       2,628    $       3,637     $        7,856
                                                             ===============   ===============   ==============    ===============

Basic earnings per common share                              $         0.08     $        0.62    $        0.88     $         1.85
Diluted earnings per common share                            $         0.08     $        0.59    $        0.84     $         1.76

Basic weighted average number of shares                           4,011,229         4,242,653        4,147,099          4,254,417
Dilutive weighted average number of shares                        4,138,442         4,441,024        4,305,589          4,470,121
Dividends per share                                          $        0.188     $       0.188    $       0.563     $        0.513

See notes to consolidated financial statements (unaudited)



HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                                                                 Nine Months Ended
(unaudited)                                                                                      September 30,
                                                                                       ----------------------------------
                                                                                          2004                  2003
                                                                                       ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                               $   3,637             $   7,856
Adjustments to reconcile net income to net cash
     from operating activities:
     Accretion of discounts, amortization and depreciation                                   1,652                 1,643
     Provision for loan losses                                                               2,168                   946
     Net gain from sale of loans                                                            (2,057)               (6,778)
     Net gain from sale of investment securities                                                 -                    (4)
     Income from joint ventures and net gain from real estate owned                           (351)                 (699)
     Loan fees recognized, net                                                                 (57)                   (4)
     Proceeds from sale of loans held for sale                                             105,064               346,787
     Origination of loans held for sale                                                   (104,084)             (320,990)
     Decrease in accrued interest and other assets                                            (206)               (3,222)
     Increase in other liabilities                                                             165                 1,303
                                                                                       ------------          ------------
Net cash from operating activities                                                           5,931                26,838
                                                                                       ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans                                                 (5,660)                6,887
Proceeds from:
     Maturities/Repayments of:
         Securities held to maturity                                                           421                 1,204
         Securities available for sale                                                      21,194               124,194
     Sales of:
         Securities available for sale                                                      17,089                27,312
         Real estate owned and other asset sales                                             1,332                 1,676
Purchases of:
     Loans                                                                                  (6,944)               (5,951)
     Securities available for sale                                                         (40,553)             (163,590)
     Securities held to maturity                                                              (371)                    -
Repayment of joint ventures                                                                  1,301                 1,090
Acquisition of property and equipment                                                       (2,374)                 (917)
                                                                                       ------------          ------------
Net cash from investing activities                                                         (14,565)               (8,095)
                                                                                       ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                         49,790               (15,630)
Proceeds from advances from FHLB                                                            16,500                 7,000
Repayment of advances from FHLB                                                            (38,650)              (20,039)
Net proceeds from overnight borrowings                                                         835                 1,434
Common stock options exercised                                                               1,402                 2,853
Repurchase of common stock                                                                  (9,953)               (3,574)
Payment of dividends on common stock                                                        (2,302)               (2,189)
                                                                                       ------------          ------------
Net cash from financing activities                                                          17,622               (30,145)
                                                                                       ------------          ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                    8,988               (11,402)
Cash and cash equivalents, beginning of period                                              34,178                53,692
                                                                                       ------------          ------------
Cash and cash equivalents, end of period                                                 $  43,166             $  42,290
                                                                                       ============          ============

Supplemental information:
Cash paid for interest                                                                   $  14,440             $  17,132
Cash paid for income taxes                                                               $   1,714             $   4,430
Assets acquired through foreclosure                                                      $     503             $   3,166

See notes to consolidated financial statements (unaudited)


             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries. These consolidated interim financial statements at September 30, 2004, and for the three and nine month periods ended September 30, 2004, have not been audited by independent registered public accountants, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2003.

2. Earnings Per Share

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, ("EPS") computations:

                                                      Three months ended                 Nine months ended
                                                         September 30,                     September 30,
                                                 ------------------------------    ------------------------------
                                                     2004             2003             2004             2003
Basic EPS:
  Weighted average common shares                     4,011,229       4,242,653        4,147,099        4,254,417
                                                 ==============   =============    =============    =============

Diluted EPS:
  Weighted average common shares                     4,011,229       4,242,653        4,147,099        4,254,417
  Dilutive effect of stock options                     127,213         198,371          158,490          215,704
                                                 --------------   -------------    -------------    -------------
  Weighted average common and
  incremental shares                                 4,138,442       4,441,024        4,305,589        4,470,121
                                                 ==============   =============    =============    =============


3. Reclassifications

Some  items  in  the  financial   statements  of  previous   periods  have  been
reclassified to conform to the current period presentation.

4. Comprehensive Income

The following is a summary of the Company's total comprehensive income for the interim three and nine month periods ended September 30, 2004 and 2003. (In thousands)

                                                                                     Three months               Nine months
                                                                                        ended                      ended
                                                                                     September 30,              September 30,
                                                                                ----------------------------------------------------
                                                                                   2004        2003           2004         2003
                                                                                 -------     -------        -------      -------
   Net Income                                                                    $   336     $ 2,628        $ 3,637      $ 7,856
    Other comprehensive income:
      Unrealized holding gains (losses) from securities available for sale         1,959      (1,046)          (131)      (1,262)
      Reclassification adjustment for (gains) losses realized in income                -           -              -           (4)
      Unrealized gains (losses) from cash flow hedge                                  24         115            254          213
                                                                                ----------------------------------------------------
   Net unrealized gains (losses)                                                   1,983        (931)           123       (1,053)
   Tax effect                                                                       (686)        317            (53)         361
                                                                                ----------------------------------------------------
   Other comprehensive income (loss), net of tax                                   1,297        (614)            70         (692)
                                                                                ----------------------------------------------------
   Comprehensive Income                                                          $ 1,633     $ 2,014        $ 3,707      $ 7,164
                                                                                ====================================================

5. Stock Based Compensation

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

                                               For the Three Months Ended                   For the Nine Months Ended
                                                         September 30,                                 September 30,
                                               -----------------------------------          ------------------------------------
(dollars in thousands, except share data)           2004                  2003                   2004                 2003
--------------------------------------------------------------------------------------------------------------------------------
Net income, as reported                          $   336               $ 2,628                $ 3,637              $ 7,856
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                         (12)                 (148)                   (43)                (185)
                                                 --------              --------               --------             --------

Pro forma net income                             $   324               $ 2,480                $ 3,594              $  7,671
                                                 ========              ========              =========             ========

Earnings per share:
     Basic---as reported                         $   .08               $   .62                $   .88              $  1.85

     Basic---pro forma                           $   .08               $   .58                $   .87              $  1.80

     Diluted---as reported                       $   .08               $   .59                $   .84              $  1.76

     Diluted---pro forma                         $   .08               $   .56                $   .83              $  1.72


6. Segment Reporting

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

7. New Accounting Pronouncements

EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Financial Accounting Standards Board, ("FASB"), delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of EITF Issue 03-1 by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No.
03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Gross unrealized losses on available for sale securities and held to maturity securities were $436,000 and $0, respectively, at September 30, 2004. The Company is currently evaluating the impact of EITF 03-1 and FSP EITF Issue 03-1-1 and is unable to estimate what the impact of adoption, if any, will be.

8.  Senior Debt

On September 20, 2004, with the payment of its third quarter dividend, the Company violated a covenant in its revolving note agreement with LaSalle Bank that restricts the declaration and payment of dividends during any year in excess of 50% of the Company's net annual income. LaSalle Bank has waived this covenant breach and the applicability of the covenant for the quarter ended December 31, 2004. Management anticipates full compliance with this covenant during 2005.

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

Valuation of  Mortgage Servicing Rights

The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2004, MSR's had a carrying value of $3.1 million.

RESULTS OF OPERATIONS:

Quarter Ended September 30, 2004 Compared to Quarter Ended September 30, 2003

General

The Company reported net income of $336,000 for the quarter ended September 30, 2004, compared to $2,628,000 for the quarter ended September 30, 2003, a decrease of $2,292,000 or 87.2%. Basic earnings per common share for the current quarter were $0.08 compared to $0.62 for the quarter ended September 30, 2003. Diluted earnings per common share were $0.08 for the quarter ended September 30, 2004, compared to $0.59 for the quarter ended September 30, 2003.

Net Interest Income

Net interest income before provision for loan losses increased slightly by $62,000 or 1.1% for the quarter ended September 30, 2004, compared to the quarter ended September 30, 2003. This slight increase was due to the net effect of an 11 basis point, (a basis point is defined as 1/100th of a percent), increase in the net interest margin to average interest earning assets, as the cost of funds declined more rapidly than the decline in the yields on interest earning assets, being offset by a decrease of $21,344,000 in average interest earning assets versus a decrease of $6,188,000 in average interest bearing liabilities for the three month period ended September 30, 2004, compared to the same quarter last year.

The provision for loan losses was $1,887,000 for the quarter ended September 30, 2004, an increase of $1,601,000, compared to the quarter ended September 30, 2003. At September 30, 2004, the loan loss allowance covered 57.6% of non-performing loans. The increase in the loan loss provision is primarily attributable to two large commercial loans that are discussed in the asset quality section. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended September 30, 2004 and 2003 is as follows:


    Quarter ended September 30: (in thousands)             2004          2003
    ------------------------------------------             ----          ----
    Allowance beginning balance                          $ 7,583       $ 7,284
    Provision for loan losses                              1,887           286
    Charge-offs                                             (900)         (229)
    Recoveries                                                56            20
                                                         --------      --------
    Loan Loss Allowance ending balance                   $ 8,626       $  7,361
                                                         ========      =========

    Allowance to Total Loans                                1.31%          1.14%
    Allowance to Nonperforming Assets                         55%           116%

Net interest income after provision for loan loss decreased $1,539,000 or 28.3% for the three month period ended September 30, 2004, compared to the three months ended September 30, 2003.

Interest Income

Total interest income for the three month period ended September 30, 2004, decreased $626,000, or 5.6%, over the same period of the prior year. This decrease is primarily the result of a $21,344,000 decrease in average interest earning assets as well as a 17 basis point decrease in the weighted average interest rate earned on average interest earning assets for the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003.

Interest Expense

Total interest expense for the three month period ended September 30, 2004, decreased $688,000, or 12.7%, as compared to the same period a year ago. The factors that caused the decrease in interest expense mirrors the same two factors for the decrease in interest income. The interest rate paid on average interest bearing liabilities declined 32 basis points in the quarter ended September 30, 2004, as compared to the quarter ended September 30, 2003, and the balance of average interest bearing liabilities declined $6,188,000 over the same two periods.

Other Income

Total other income for the three-month period ended September 30, 2004, decreased $2,338,000 or 52.5% over the same period a year ago. This decrease was primarily the result of a decrease of $2,103,000 from the gain on sale of loans. For the three-month period ended September 30, 2003, the Bank originated approximately $392,034,000 in residential loans, compared to $166,719,000 for the three-month period ended September 30, 2004. In the third quarter of 2003 the Bank sold approximately $119,163,000 of the loans originated versus $21,580,000 in the third quarter of 2004. The difference in loan activity for these two periods was the result of the low interest rate environment in 2003 and the high volumes of mortgage loan refinance activity.

Another factor that decreased other income is the $342,000 decrease in loan servicing income, net of impairments for the three months ended September 30, 2004, compared to September 30, 2003. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the Bank retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. In the three-month period ended September 30, 2004, the impairment charge was $38,000 compared to the same period ending September 30, 2003 where the impairment recovery was $260,000 for a decrease in pre-tax income of $298,000. The amortization charge in the current three-month period was $389,000 compared to $364,000 for the same period a year ago.

Other Expenses

Other expenses for the three month period ended September 30, 2004, decreased $94,000, or 1.6% over the three month period ended September 30, 2003. This decrease was the net result of two primary factors including a $65,000 increase in compensation expenses. The increase was primarily the result of increases totaling $315,000 from personnel increases, including the staffing of the Greenwood branch, which opened in December of 2003, salary increases, retirement costs, and a reduction in deferred salary costs in accordance with Financial Accounting Standard, ("FAS"), 91, offset by a $250,000 decrease in the bonus expense. The current period does not have any bonus expense compared to the three month period ended September 30, 2003, which had a $250,000 accrual for bonus expense. Offsetting this net increase in compensation and employee benefits was a decrease of $161,000 in miscellaneous expenses. Decreases of $84,000 in real estate owned expenses and $121,000 in loan related expenses were offset by increases of $78,000 in consulting expenses related primarily to compliance with the Sarbanes-Oxley Act of 2002. Other small changes in various categories resulted in the remaining difference in miscellaneous expenses.

Taxes

The Company recorded a $29,000 income tax benefit during the quarter ended September 30, 2004, which reflects the Company's revised estimate of its anticipated federal and state effective tax rate of 31% for 2004.

Nine months Ended September 30, 2004 Compared to Nine months Ended September 30, 2003:

General

The Company reported net income of $3,637,000, or $.84 diluted earnings per share, for the nine months ended September 30, 2004, compared to $7,856,000, or $1.76 diluted earnings per share, for the same period a year ago, a decrease of $4,219,000 or a 52.3% decrease in earnings per dilutive common share.

Net Interest Income

Net interest income before provision for loan losses decreased $216,000 or 1.2% for the nine month period ended September 30, 2004, compared to the same period ended September 30, 2003. This decrease was due to the net effect of an 4 basis point increase in the net interest margin to average interest earning assets, as the cost of funds declined more rapidly than the decline in the yields on interest earning assets, being offset by a decrease of $20,572,000 in average interest earning assets versus a decrease of $15,192,000 in average interest bearing liabilities for the nine month period ended September 30, 2004, compared to the same period last year.

The provision for loan losses was $2,168,000 for the nine months ended September 30, 2004, an increase of $1,222,000, compared to the nine months ended September 30, 2003. As mentioned in the quarterly comparison the increase in the loan loss provision is primarily attributable to two large commercial loans that are discussed in the asset quality section.

The change to the loan loss allowance for the nine month period ended September 30, 2004 is as follows:


Nine months ended September 30: (in thousands)          2004         2003
----------------------------------------------          ----         ----
Allowance beginning balance                          $ 7,506      $ 7,172
Provision for loan losses                              2,168          946
Charge-offs                                           (1,145)        (882)
Recoveries                                                97          125
                                                     --------     --------
Loan Loss Allowance                                  $ 8,626      $  7,361
                                                     ========     =========

Allowance to Total Loans                                1.31%         1.14%
Allowance to Nonperforming Assets                         55%          116%

Interest Income

Total interest income for the nine month period ended September 30, 2004, decreased $2,870,000, compared to the nine month period ended September 30, 2003. The nine month period decrease was due to a decrease of $20,572,000 in average interest earning assets and a 34 basis point decrease in the weighted average yield earned on those assets.

Interest Expense

Total interest expense for the nine month period ended September 30, 2004, decreased $2,654,000, compared to the nine month period ended September 30, 2003. Similar to the decrease in interest income, the decrease in interest expense was due to a 41 basis point decrease in the weighted average cost of funds for the nine month period ended September 30, 2004, as compared to the same period ended September 30, 2003, as well as a $15,192,000 decrease in average interest bearing liabilities.

Other Income

Total other income for the nine month period ended September 30, 2004, decreased $4,796,000 or 39.4% as compared to the same period one year ago. This decrease was primarily the result of a decrease in gain on sale of loans of $4,832,000 as discussed in the third quarter results above. Another factor decreasing other income for the nine months ended September 30, 2004, was a $392,000 decrease in the income from joint ventures. The primary reason for the decrease was the result of a large real estate sale by a joint venture in the nine months ended September 30, 2003, which produced $480,000 of income in the prior year. In the current nine month period ended September 30, 2004, the same joint venture produced $37,000 of income.

A factor that increased other income was a $187,000 increase in loan servicing income. For the nine month period ended September 30, 2004, the amortization charge on originated mortgage servicing rights increased $174,000 due to the increased size of the mortgage servicing rights asset. Offsetting this expense was a $80,000 recovery of impairment charges in the nine month period ended September 30, 2004, compared to a $240,000 impairment charge for the period ended September 30, 2003, for an increase in pre-tax income of $320,000. Two other factors which increased other income include a $164,000 increase in service fees on deposit accounts due to increased deposits and a $115,000 increase in insurance, annuity income and other fees that is primarily the result of increased brokerage fees of $132,000 in the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003.

Other Expenses

Total other expenses for the nine month period ended September 30, 2004, increased $808,000 or 4.9%. This increase is primarily the result of a $647,000 increase in compensation and employee benefits and as well as a $81,000 increase in occupancy and equipment expenses. The increase in compensation and employee benefits for the nine month period ended September 30, 2004, was primarily the result of increases totaling $1,101,000 from personnel increases, including the staffing of the Greenwood branch, which opened in December of 2003, salary increases, retirement costs and a reduction in deferred salary costs in accordance with FAS 91, offset by a $455,000 decrease in the bonus expense. The current period does not have any bonus expense compared to the nine month period ended September 30, 2003, which had a $455,000 accrual for bonus expense. The increase in occupancy expense is the result of expenses associated with the new Greenwood branch, which opened in December of 2003, and additional software expenses related to compliance and security projects.

Taxes

The Company's estimated effective federal and state income tax rate is 31% for the nine months ended September 30, 2004, compared to 36% for the nine months ended September 30, 2003. The decline in the Company's effective income tax rate results from the reduction in net income for the comparable periods.

Asset Quality

Non-performing assets to total assets increased to 1.80% at September 30, 2004, compared to 0.73% at September 30, 2003. Non-performing loans to total gross loans increased to 2.28% from 0.63%, respectively, for the same periods. This increase in non-performing assets is primarily attributable to the two large commercial loans discussed below.

In February of 1999 the Bank, through a loan participation with another commercial bank (the "Lead Bank"), agreed to purchase up to $2.5 million of a $4.0 million line of credit to floor plan new cars for a car dealership. The loan is secured by vehicles, a second mortgage on real estate, and two individual guarantors for up to 15% each on the loan balance. In addition, other items of collateral are cross-collateralized with other loans advanced by the Lead Bank and might provide some recovery. At the end of the current quarter the Lead Bank notified the Bank that the dealership was in material breach of the loan covenants and that there was not sufficient vehicle collateral to cover the outstanding balance of the loan. The Bank's share of the outstanding loan balance at September 30, 2004, was $2.5 million.

After meeting with the Lead Bank and representatives of the dealership, and review of the collateral including guarantees discussed above, it is estimated by management that the loss could be approximately $1,225,000. Management charged off $500,000 of that amount and has set aside specific reserves of $725,000 for the remaining $2,000,000 balance outstanding at September 30, 2004. The total charge to the provision for loan losses in the current quarter for this loan is $1,225,000. The Bank intends to pursue several possible courses of action to mitigate the ultimate losses on this loan. However, it is currently too early to determine if any of these actions will be successful.

As was previously announced, one of the Bank's commercial borrowers ("the Borrower") filed for Chapter 11 Bankruptcy protection on June 15, 2004. Total loans outstanding with the Borrower at June 30, 2004 were $15,798,000, of which $9,178,000 is sold to other loan participants leaving a net loan balance of $6,620,000 outstanding. These loans are secured by first mortgages on multiple properties located in Indiana, Illinois, Kentucky and Ohio. These loans have been classified as substandard and approximately $1,194,000 has been set aside as specific reserves for these loans. Of the $1,194,000 in specific reserves, $200,000 has been charged to the provision for loan losses in the current period. The Borrower is in the process of liquidating the business through an auction process of the properties under the supervision of the bankruptcy court. Preliminary bids indicate there will be a loss on this loan. However, management currently believes the remaining $1,194,000 specific reserve is adequate to cover potential losses.

The ultimate amount of the impairment, for both of these loans, and the actual losses to the Bank, may be higher or lower depending on the value of the collateral ultimately realized. The Bank may be required to make additional provisions with respect to these loans if the actual value of the collateral is less than presently estimated. The Bank may recognize a recovery of the provision if the actual value is higher than anticipated.

FINANCIAL CONDITION:

Total assets as of September 30, 2004, were $874,905,000, which was an increase of $21,577,000 from December 31, 2003, total assets of $853,328,000. Changes within the various balance sheet categories included a $49,790,000 increase in deposits and an $8,988,000 increase in cash and cash equivalents. The funds from deposits were used to pay off $22,150,000 of FHLB advances, fund $10,493,000 of loan growth and repurchase $9,953,000 of company stock.

Shareholders' equity decreased $7,146,000 during the same period. Retained earnings increased $3,637,000 from net income and decreased $2,302,000 for dividends paid and $9,404,000 from stock buy backs. Common stock increased $1,277,000 from the exercise of common stock options and $125,000 from the related tax benefit of disqualifying dispositions of such options. Common stock decreased $549,000 from stock buy backs. The Company had a decrease from $260,000 in unrealized gains in its securities available for sale portfolio, net of tax, to $177,000 unrealized gains over the nine month period ended September 30, 2004. This decrease in unrealized gains resulted in $83,000 of other comprehensive losses, net of tax, for the nine months ended September 30, 2004. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $153,000 for the same nine month period.

At September 30, 2004, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                                               As of September 30, 2004
                                                (Dollars in Thousands)
                                                                                                     To be "Well-
                                                                                                  Capitalized" under
                                                                            Minimum               Prompt Corrective
                                                 Actual                   Requirements            Action Provisions
                                                 ------                   ------------            ------------------
                                          Amount         Ratio        Amount        Ratio         Amount       Ratio
                                          ------         -----        ------        -----         ------       -----
Consolidated
    Tier I Capital to Risk-
    Weighted Assets                       $75,795       11.04%       $27,473         4.00%       $41,209       6.00%
    Total Risk-Based Capital to
    Risk-Weighted Assets                  $84,370       12.28%       $54,945         8.00%       $68,681      10.00%
    Tier I Leverage Ratio                 $75,795        8.76%       $34,594         4.00%       $43,242       5.00%
HomeFederal Bank
    Tier I Capital to Risk-
    Weighted Assets                       $84,074       12.26%       $27,438         4.00%       $41,157       6.00%
    Total Risk-Based capital  to
    Risk-Weighted Assets                  $92,649       13.51%       $54,876         8.00%       $68,596      10.00%
    Tier I Leverage Ratio                 $84,074        9.76%       $34,460         4.00%       $43,074       5.00%


EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value up to (or beyond) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Financial Accounting Standards Board, ("FASB"), delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of EITF Issue 03-1 by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No.
03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." Gross unrealized losses on available for sale securities and held to maturity securities were $436,000 and $0, respectively, at September 30, 2004. The Company is currently evaluating the impact of EITF 03-1 and FSP EITF Issue 03-1-1 and is unable to estimate what the impact of adoption, if any, will be.

Liquidity and Capital Resources

Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2004, the Bank had $132,146,000 in such borrowings. In addition, at September 30, 2004, the Bank had commitments to purchase loans of $4,537,000, fund loan originations of $24,800,000, unused home equity lines of credit of $63,878,000 and unused commercial lines of credit of $39,197,000, as well as commitments to sell loans of $11,250,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

On September 20, 2004, with the payment of its third quarter dividend, the Company violated a covenant in its revolving note agreement with LaSalle Bank that restricts the declaration and payment of dividends during any year in excess of 50% of the Company's net annual income. LaSalle Bank has waived this covenant breach and the applicability of the covenant for the quarter ended December 31, 2004. Management anticipates full compliance with this covenant during 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended September 30, 2004, is not materially different from the results presented on page 14 of the annual report for the twelve month period ended December 31, 2003, which is incorporated by reference herein.

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


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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


                                   Home Federal Bancorp



DATE:   November 3,  2004          /s/ Lawrence E. Welker
                                   ---------------------------------------------
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer