Form 10-K
period 2004-12-31
HOME FEDERAL BANCORP
filed 2005-02-28
CIK 867493

                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

 (Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended December 31, 2004

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

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2004, was $87.4 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of February 25, 2005, was 3,984,491 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31,
2004, are incorporated into Part II. Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 26, 2005, are incorporated into Part I and Part III.

                            Exhibit Index on Page 35
                               Page 2 of 38 Pages

                             HOME FEDERAL BANCORP

                                    FORM 10-K

                                      INDEX

Forward Looking Statements                                                    4

Item 1.    Business                                                           4

Item 2.    Properties                                                        27

Item 3.    Legal Proceedings                                                 29

Item 4.    Submission of Matters to a Vote of Security Holders               29

Item 4.5   Executive Officers of Home Federal Bancorp                        29

Item 5.    Market for Registrant's Common Equity, Related Stockholder
           Matters, And Issuer Purchases of Equity Securities                29

Item 6.    Selected Financial Data                                           30

Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         30

Item 7.A   Quantitative and Qualitative Disclosures About Market Risk        30

Item 8.    Financial Statements and Supplementary Data                       30

Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          30

Item 9A.   Controls and Procedures                                           30

Item 9B.   Other information                                                 31

Item 10.   Directors and Executive Officers of the Registrant                31

Item 11.   Executive Compensation                                            31

Item 12.   Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                   31

Item 13.   Certain Relationships and Related Transactions                    32

Item 14.   Principal Accountant Fees and Services                            32

Item 15.   Exhibits and Financial Statement Schedules                        32

Signatures                                                                   34

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

     HomeFederal Bank began operations in Seymour, Indiana under the name New
Building and Loan Association in 1908. The Bank received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950. On
November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January
14, 1988, Home Federal Savings Bank converted to stock form and on March 1,
1993, Home Federal Savings Bank reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal Savings Bank. On
December 31, 2001 HomeFederal Bank, a member of the Federal Reserve System, completed a charter conversion to an Indiana commercial bank. On September 24,
2002, the Company announced a change in its fiscal year end from June 30 to
December 31.

     On October 22, 2002, Home Federal Savings Bank changed its name to
HomeFederal Bank. HomeFederal Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, eighteen full service branches located in south central Indiana and the STAR network of automated teller machines at thirteen locations in Seymour, Columbus, North Vernon, Salem,
Madison, Batesville, Edinburgh, Greensburg, Greenwood and Indianapolis. As a
result, HomeFederal serves primarily Bartholomew, Jackson, Jefferson, Jennings,
Scott, Ripley, Decatur, Marion, Johnson and Washington Counties in Indiana.

HomeFederal also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

     Online banking and telephone banking are also available to HomeFederal Bank customers. Online Banking, including Online Bill Payment, services are accessed through the Company's website, www.homf.com. In addition to online banking services, the Company also makes available, free of charge at the website, the
Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC.
The information on the Company's website is not incorporated into this Form
10-K.

     Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services. HomeFederal Bank directly and, through its service corporation subsidiary indirectly, offers a wide range of consumer and commercial community banking services. These services include: (i)
residential and commercial real estate loans; (ii) checking accounts; (iii)
regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii)
business credit cards; (viii) annuity and life insurance products; (ix)
Individual Retirement Accounts and Keogh plans; (x) commercial loans; (xi) trust services: and (xii) commercial demand deposit accounts.

     HomeFederal Bank's primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. These loans are generally secured by first mortgages on the property and constituted 26.1% of the Bank's loans at December 31, 2004.
Virtually all of the real estate loans originated by HomeFederal Bank are secured by properties located in Indiana, although HomeFederal Bank has authority to make or purchase real estate loans throughout the United States. In addition, HomeFederal Bank makes secured and unsecured consumer related loans
(including consumer auto, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At December 31, 2004, approximately 17.5% of its loans were consumer-related loans, and 27.2% of its loans were commercial mortgage and multi-family loans. HomeFederal Bank also makes construction loans, which constituted 12.8% of HomeFederal Bank's loans at December 31, 2004. Finally,
HomeFederal Bank makes commercial loans, which constituted 16.0% of its loans at
December 31, 2004.

Lending Activities

Loan Portfolio Data

The following two tables set forth the composition of HomeFederal Bank's loan porfolio by loan type and security type as of the dates  indicated.  The third table represents a reconciliation of gross loans receivable after consideration of undisbursed portions of loans in process, deferred loans, and the allowance for loan losses. (dollars in thousands)

                                            Dec 31, 2004        Dec 31, 2003         Dec 31, 2002
                                            ------------        ------------         ------------
                                            Amount   Percent   Amount   Percent     Amount   Percent
                                            ------   -------   ------   -------     ------   -------
TYPE OF LOAN
First mortgage loans:
     One-to-four family residential loans  $172,738    26.1%   $178,159    27.0%    $195,255    29.9%
     Commercial and multi-family.........   180,175    27.2%    171,397    25.9%     183,369    28.1%
     Loans on property under construction    84,655    12.8%     94,431    14.3%      63,017     9.6%
     Loans on unimproved acreage.........     2,730     0.4%      3,201     0.5%       2,795     0.4%
Second mortgage, home equity.............    80,346    12.2%     80,044    12.1%      80,274    12.3%
Commercial loans.........................   105,495    16.0%     99,085    15.0%      90,063    13.8%
Consumer loans...........................     4,157     0.6%      4,221     0.6%       4,681     0.7%
Auto loans...............................    24,921     3.8%     23,244     3.5%      25,149     3.8%
Mobile home loans........................     3,289     0.5%      4,365     0.7%       5,834     0.9%
Savings accounts loans...................     2,340     0.4%      2,736     0.4%       3,018     0.5%
                                           -----------------   -----------------    -----------------
     Gross loans receivable..............  $660,846   100.0%   $660,883   100.0%    $653,455   100.0%
                                           =================   =================    =================

TYPE OF SECURITY
Residential:
     One-to-four family..................  $277,095    41.9%   $280,942    42.5%    $293,886    45.0%
     Multi-dwelling units................    27,018     4.1%     22,034     3.3%      22,767     3.5%
Commercial real estate...................   213,801    32.3%    221,055    33.5%     205,262    31.4%
Commercial...............................   105,495    16.0%     99,085    15.0%      90,063    13.8%
Mobile home..............................     3,289     0.5%      4,365     0.7%       5,834     0.9%
Savings account..........................     2,340     0.4%      2,736     0.4%       3,018     0.5%
Auto.....................................    24,921     3.8%     23,244     3.5%      25,149     3.8%
Other consumer...........................     4,157     0.6%      4,221     0.6%       4,681     0.7%
Land acquisition.........................     2,730     0.4%      3,201     0.5%       2,795     0.4%
                                           -----------------   -----------------    -----------------
     Gross loans receivable..............  $660,846   100.0%   $660,883   100.0%    $653,455   100.0%
                                           =================   =================    =================

LOANS RECEIVABLE-NET
Gross loans receivable...................  $660,846   105.0%   $660,883   104.8%    $653,455   103.9%
Deduct:
Undisbursed portion of loans in process..   (23,016)   -3.7%    (22,150)   -3.5%     (16,856)   -2.7%
Deferred net loan fees...................      (476)   -0.1%       (555)   -0.1%        (544)   -0.1%
Allowance for loan losses................    (7,864)   -1.2%     (7,506)   -1.2%      (7,172)   -1.1%
                                           -----------------   -----------------    -----------------
     Net loans receivable................  $629,490   100.0%   $630,672   100.0%    $628,883   100.0%
                                           =================   =================    =================

Table continued
                                           June 30, 2002         June 30, 2001      June 30, 2000
                                            -------------         -------------      -------------
                                           Amount   Percent      Amount  Percent    Amount   Percent
                                           ------   -------      ------  -------    ------   -------
TYPE OF LOAN
First mortgage loans:
     One-to-four family residential loans  $214,565    32.6%   $270,124    38.2%    $282,555    41.3%
     Commercial and multi-family.........   172,495    26.2%    153,169    21.6%     102,974    15.1%
     Loans on property under construction    54,639     8.3%     67,789     9.6%      89,248    13.0%
     Loans on unimproved acreage.........     4,712     0.7%      5,017     0.7%      17,440     2.5%
Second mortgage, home equity.............    85,819    13.0%     94,140    13.3%      85,300    12.5%
Commercial loans.........................    86,435    13.1%     74,687    10.5%      60,948     8.9%
Consumer loans...........................     4,535     0.7%      5,864     0.8%       9,446     1.4%
Auto loans...............................    25,355     3.9%     25,852     3.6%      22,587     3.3%
Mobile home loans........................     6,625     1.0%      8,308     1.2%       9,963     1.5%
Savings accounts loans...................     3,092     0.5%      3,738     0.5%       3,625     0.5%
                                           -----------------   -----------------    ------------------
     Gross loans receivable..............  $658,272   100.0%   $708,688   100.0%    $684,086   100.0%
                                           =================   =================    ==================

TYPE OF SECURITY
Residential:
     One-to-four family..................  $320,256    48.6%   $388,770    55.0%    $409,174    59.9%
     Multi-dwelling units................    29,640     4.5%     34,008     4.8%      32,937     4.8%
Commercial real estate...................   177,622    27.0%    162,444    22.9%     117,966    17.2%
Commercial...............................    86,435    13.1%     74,687    10.5%      60,948     8.9%
Mobile home..............................     6,625     1.0%      8,308     1.2%       9,963     1.5%
Savings account..........................     3,092     0.5%      3,738     0.5%       3,625     0.5%
Auto.....................................    25,355     3.9%     25,852     3.6%      22,587     3.3%
Other consumer...........................     4,535     0.7%      5,864     0.8%       9,446     1.4%
Land acquisition.........................     4,712     0.7%      5,017     0.7%      17,440     2.5%
                                           -----------------   -----------------    ------------------
     Gross loans receivable..............  $658,272   100.0%   $708,688   100.0%    $684,086   100.0%
                                           =================   =================    ==================

LOANS RECEIVABLE-NET
Gross loans receivable...................  $658,272   104.2%   $708,688   105.1%    $684,086   104.9%
Deduct:
Undisbursed portion of loans in process..   (19,498)   -3.1%    (27,999)   -4.2%     (26,628)   -4.1%
Deferred net loan fees...................      (508)   -0.1%       (447)   -0.1%        (502)   -0.1%
Allowance for loan losses................    (6,451)   -1.0%     (5,690)   -0.8%      (4,949)   -0.7%
                                           -----------------   -----------------    ------------------
     Net loans receivable................  $631,815   100.0%   $674,552   100.0%    $652,007   100.0%
                                           =================   =================    ==================

The following tables summarize the contractual maturities for HomeFederal Bank's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year: (in thousands)

                                  Balance                             Maturites in Fiscal
                                Outstanding                                        2008        2010        2015         2019
                               At December 31,                                      to          to          to          and
                                   2004         2005        2006       2007        2009        2014        2019     thereafter
                                   ----         ----        ----       ----        ----        ----        ----     ----------

Real estate..................  $ 355,643    $   4,088    $  4,393   $  4,242    $ 31,520    $ 109,992    $ 53,069    $ 148,339
Mortgage-backed
      certificates,
      collateralized
      mortgage obligations...     62,717            -          15        777       1,352       35,640       8,047       16,886
Construction loans...........     84,655       27,643       9,212          -       6,458       13,445       2,226       25,671
Commercial loans.............    105,495       56,357      12,236      4,892      18,779        7,995       4,474          762
Other loans..................    115,053        7,031       8,935     13,936      34,714       24,954      11,577       13,906
                               ----------   ----------   ---------  ---------   ---------   ----------   ---------   ----------
      Total..................  $ 723,563    $  95,119    $ 34,791   $ 23,847    $ 92,823    $ 192,026    $ 79,393    $ 205,564
                               ==========   ==========   =========  =========   =========   ==========   =========   ==========

Interest Rate Sensitivity: (in thousands)

                                                Due After December 31, 2005
                                           ---------------------------------
                                              Fixed            Variable Rate
                                               Rate             and Balloon
                                               ----             -----------

Real estate.............................. $   47,268           $   304,287
Mortgage-backed certificates,
      collateralized mortgage obligations     62,583                   134
Construction loans.......................        558                56,454
Commercial loans.........................     17,540                31,598
Other loans..............................     84,016                24,006
                                          -----------          ------------
      Total.............................. $  211,965           $   416,479
                                          ===========          ============

Residential Mortgage Loans

     HomeFederal Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate (within State usury laws) amount or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. HomeFederal Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in HomeFederal
Bank's portfolio are primarily conventional loans. As of December 31, 2004,
$199.1 million, or 30.1%, of HomeFederal Bank's total loan portfolio consisted of residential first mortgage loans, $172.7 million, or 26.1%, of which were secured by one-to-four family homes.

     Many of the residential mortgage loans currently offered by HomeFederal
Bank have adjustable rates. These loans generally have interest rates that adjust (up or down) semi-annually or annually, with maximum rates that vary depending upon when the loans are written and contractual floors and ceilings.
The adjustment for the majority of these loans is currently based upon the weekly average of the one-year Treasury constant maturity rate.

     The rates offered on HomeFederal Bank's adjustable-rate and fixed-rate residential mortgage loans are competitive with the rates offered by other financial institutions in its south central and central Indiana market area.

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

     Under applicable banking policies, HomeFederal Bank must establish loan-to-value ratios consistent with supervisory loan-to-value limits. The supervisory limits are 65% for raw land loans, 75% for land development loans,
80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property. Multi-family construction includes condominiums and cooperatives. A loan-to-value limit has been established at 100% total loan-to-value for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property. However, for any such loan with a loan-to-value ratio that exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. The Board of Directors of
HomeFederal Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

     It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties should not exceed 30% of total capital.

Commercial Mortgage Loans

     At December 31, 2004, 36.5% of HomeFederal Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate, of which 9.2%
were commercial construction loans. These properties consisted primarily of condominiums, apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an
85% loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by HomeFederal Bank's Board of Directors. The largest such loan as of December 31, 2004 had a balance of $4.6 million. At that date, all of HomeFederal Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

     HomeFederal Bank offers conventional short-term construction loans. At
December 31, 2004, 12.8% of HomeFederal Bank's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.
Construction normally must be completed in six to nine months for residential loans. The largest such loan on December 31, 2004 was $5.5 million.

Consumer Loans

         Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and consumer loans were $115.1 million on December 31, 2004 or approximately
17.5% of HomeFederal Bank's total loan portfolio.

     Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable- rate line of credit loans. HomeFederal
Bank's minimum for such loans is $5,000. HomeFederal Bank will loan up to 100%
of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s). As of December 31, 2004,
HomeFederal Bank had $43.2 million of second mortgage loans, which equaled 6.5%
of its total loan portfolio. HomeFederal Bank markets home equity credit lines, which are adjustable-rate loans. As of December 31, 2004, HomeFederal Bank had
$37.1 million drawn on its home equity loans, or 5.6% of its total loan portfolio, with $64.4 million of additional credit available to its borrowers under existing home equity loans.

     Automobile loans are generally made for terms of up to six years. The vehicles are required to be for personal or family use only. As of December 31,
2004, $24.9 million, or 3.8%, of HomeFederal Bank's total loan portfolio consisted of automobile loans.

     As of December 31, 2004, $3.3 million, or 0.5%, of HomeFederal Bank's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of
15 years. On new mobile home loans, HomeFederal Bank permits a loan-to-value ratio of up to 125% of the manufacturer's invoice price plus sales tax or up to
90% of the actual sales price, whichever is lower. Also, HomeFederal Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

     Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to HomeFederal Bank's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of December 31, 2004, $2.3 million, or 0.4%, of HomeFederal Bank's total loan portfolio consisted of savings account loans.

     Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are believed to be helpful in HomeFederal Bank's asset/liability management.

Commercial Loans

     Collateral for HomeFederal Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of December 31, 2004, $105.5 million, or 16.0%, of HomeFederal Bank's total loan portfolio consisted of commercial loans.

Origination, Purchase and Sale of Loans

     HomeFederal Bank originates residential loans in conformity with standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("Freddie
Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Federal
Home Loan Bank ("FHLB"), to assure maximum eligibility for possible resale in the secondary market. Although HomeFederal Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the central and south central Indiana area. HomeFederal Bank's loan originations are generated primarily from referrals from real estate brokers, builders, developers and existing customers, newspaper, radio and periodical advertising and walk-in customers. HomeFederal Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.

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

     In order to generate loan fee and servicing income and recycle funds for additional lending activities, HomeFederal Bank seeks to sell loans in the secondary market. Loan sales can enable HomeFederal Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. HomeFederal Bank sold $143.7 million of fixed-rate loans in the fiscal year ended December 31, 2004. HomeFederal Bank's current lending policy is to sell fixed-rate residential mortgage loans exceeding 10-year maturities.
In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, HomeFederal Bank will consider keeping fixed-rate loans with up to 15-year maturities. Typically HomeFederal Bank retains adjustable-rate loans in its portfolio. HomeFederal Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal
Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA")
loans.

     When loans are sold, HomeFederal Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and escrow payments are made on behalf of borrowers, and otherwise servicing the loans. HomeFederal Bank receives a servicing fee for performing these services.
The amount of fees received by HomeFederal Bank varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At December 31, 2004, HomeFederal Bank serviced $605.0 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

     Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable HomeFederal Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally does servicing of loans purchased. At December 31, 2004, others serviced approximately 3.4%, or $22.6 million, of HomeFederal Bank's gross loan portfolio.

The following table shows loan activity for HomeFederal Bank during the periods indicated:  (dollars in thousands)

                                                 Dec 31,     Dec 31,    Dec. 31,    June 30,
                                                   2004        2003        2002        2002
                                                --------------------------------------------

Gross loans receivable at beginning of period   $660,883    $653,455    $658,272    $708,688
                                                --------    --------    --------    --------
 Loans Originated:
 Mortgage loans and contracts:
  Construction loans:
    Residential .............................     30,373      28,253      16,254      28,970
    Commercial ..............................     26,558      33,643      20,627      29,468
  Permanent loans:
    Residential .............................     59,468      60,225      35,142     124,902
    Commercial ..............................     39,201      18,721      17,506      32,874
  Refinancing ...............................     92,140     333,727     205,771     202,000
  Other .....................................      1,092       1,227         262       1,321
                                                --------    --------    --------    --------
    Total ...................................    248,832     475,796     295,562     419,535

 Commercial .................................     81,819      65,823      29,321      50,382
 Consumer ...................................     25,416      24,200      13,610      28,598
                                                --------    --------    --------    --------
    Total loans originated ..................    356,067     565,819     338,493     498,515

 Loans purchased:
  Residential ...............................       --          --          --          --
  Other .....................................      9,116      10,605       7,384       4,271
                                                --------    --------    --------    --------
    Total loans originated and purchased ....    365,183     576,424     345,877     502,786

 Real estate loans sold .....................    143,661     381,900     208,264     260,022
 Loan repayments and other deductions .......    221,559     187,096     142,430     293,180
                                                --------    --------    --------    --------
    Total loans sold, loan repayments
      and other deductions ..................    365,220     568,996     350,694     553,202

 Net loan activity ..........................        (37)      7,428      (4,817)    (50,416)
                                                --------    --------    --------    --------
 Gross loans receivable at end of period ....    660,846     660,883     653,455     658,272
 Adjustments ................................    (31,356)    (30,211)    (24,572)    (26,457)
                                                --------    --------    --------    --------

 Net loans receivable at end of period ......   $629,490    $630,672    $628,883    $631,815
                                                ========    ========    ========    ========

     A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds
15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that
HomeFederal Bank could have loaned to one borrower and the borrower's related entities at December 31, 2004, under the 15% of capital limitation was $13.8 million. At that date, the highest outstanding balance of loans by HomeFederal
Bank to one borrower and related entities was approximately $11.3 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

     HomeFederal Bank realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services.
HomeFederal Bank charges origination fees that range from 0% to 1.0% of the loan amount. HomeFederal Bank also charges processing fees of $150 to $225, underwriting fees from $0 to $150 and a $50 fee for any loan closed by
HomeFederal Bank personnel. In addition, HomeFederal Bank makes discount points available to customers for the purpose of obtaining a discounted interest rate.
The points vary from loan to loan and are quoted on an individual basis. In accordance with Financial Accounting Standards Board Statement No. 91,
Accounting for Non Refundable Fees and Costs Associated with Originating or
Acquiring Loans and Initial Direct Costs of Leases, the Bank amortizes costs and fees associated with originating a loan over the life of the loan as an adjustment to the yield earned on the loan. Late charges are assessed fifteen days after payment is due.

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

     When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, HomeFederal Bank will make a determination of how to proceed to protect the interests of both the customer and the Bank. It may be necessary for the borrower to attempt to sell the property at HomeFederal Bank's request. If a resolution cannot be arranged, HomeFederal Bank will consider avenues necessary to obtain title to the property which include foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate. However,
HomeFederal Bank attempts to avoid taking title to the property if at all possible.

     HomeFederal Bank has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. HomeFederal Bank performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

     On December 31, 2004, HomeFederal Bank held $2.0 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

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

     Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by HomeFederal Bank on how to proceed. When a consumer loan reaches 90 days past due, HomeFederal Bank determines the loan-to-value ratio by performing an inspection of the collateral (if any).
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
The determination is based upon factors such as the loan amount outstanding as a percentage of the appraised value of the property and the delinquency record of the borrower.

                                       Dec 31,    Dec 31,    Dec 31,   June 30,   June 30,   June 30,
                                         2004       2003       2002       2002       2001       2000
                                         ----       ----       ----       ----       ----       ----
Non-performing Assets:
  Loans:
    Non-accrual....................  $  9,535   $  2,499   $  3,264   $  2,281   $  6,351   $  2,422
    Past due 90 days or
     more and still accruing.......       168      1,130      1,166      1,110          -          -
  Restructured loans...............     3,141        258        316        374        879        632
                                     --------    -------    -------    -------    -------   --------
  Total non-performing loans.......    12,844      3,887      4,746      3,765      7,230      3,054
  Real estate owned, net (1).......     2,009      1,729      1,416      2,168      1,238      1,210
  Other repossessed assets, net....        10         10         56         71         60         25
                                     --------   --------   --------   --------   --------   --------
    Total non-performing assets (2)  $ 14,863   $  5,626   $  6,218   $  6,004   $  8,528   $  4,289
                                     ========   ========   ========   ========   ========   ========

  Total non-performing assets
    to total assets                     1.71%      0.66%      0.70%      0.70%      0.99%      0.52%

  Loans with allowance for
    uncollected interest             $  9,535   $  2,521   $  3,343   $  2,295   $  6,440   $  2,422

(1)  Refers to real estate acquired by HomeFederal Bank through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)  At December 31, 2004, 9.5% of HomeFederal Bank's non-performing assets consisted of residential mortgage loans, 2.8% consisted of home equities/second mortgages, 37.9% consisted of commercial real estate loans,
     14.1% consisted of commercial loans, 1.0% consisted of consumer-related loans, 21.1% consisted of restructured loans, 4.9% consisted of residential real estate owned, 8.6% consisted of commercial real estate owned and 0.1%
     consisted of other repossessed assets.

         For the year ended December 31, 2004, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $906,000 compared to actual income recorded of $407,000. At December 31,
2004, HomeFederal Bank had approximately $5.7 million in loans that were 30-89 days past due. Total non-performing assets increased $9.2 million to $14.9 million at December 31, 2004. This increase resulted from a $9.0 million increase in non-performing loans and by an increase of $280,000 in real estate owned. The increase in non-performing loans related primarily to two commercial loans that are discussed in the Allowance for Loan Losses section incorporated by reference to pages 15 and 16 of the 2004 Shareholder Annual Report.

Investments

     HomeFederal Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At December 31, 2004, December
31, 2003, December 31, 2002 and June 30, 2002, HomeFederal Bank had
approximately $154.2 million, $136.9 million, $143.8 million, and $138.0 million in investments, respectively.

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

     Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home
Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank's investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc. Home
Investments Inc's investment policy mirrors that of the Bank. At December 31,
2004, of the $154.2 million in consolidated investments owned by HomeFederal
Bank, $105.8 million was held by Home Investments, Inc.

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

     Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, HomeFederal Bank would be deemed a well-capitalized institution. At
December 31, 2004 HomeFederal had $38.2 million in brokered deposits.

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

The following table sets forth, by nominal interest rate categories, the composition of deposits of HomeFederal Bank at the dates indicated:
(dollars in thousands)

                                Dec 31,     Dec 31,      Dec 31,    June 30,
                                  2004        2003         2002        2002
                                  ----        ----         ----        ----
Non-interest bearing and
 below 1.99%................  $ 402,130   $ 375,815    $ 325,605   $ 292,155
2.00% - 2.99%...............    123,942      47,912       72,379      60,575
3.00% - 3.99%...............     19,039      59,853       71,880      58,294
4.00% - 4.99%...............     51,421      54,985       74,978      64,302
5.00% - 5.99%...............     38,013      42,163       53,695      53,631
Over 6.00%..................      5,636       7,938       10,821      48,521
                              ---------   ---------    ---------   ---------
Total.......................  $ 640,181   $ 588,666    $ 609,358   $ 577,480
                              =========   =========    =========   =========

The  following table sets forth the change in dollar amount of deposits in the various accounts offered by HomeFederal Bank for the periods indicated.(dollars
in thousands)

DEPOSIT ACTIVITY

                              Balance                        Balance
                                at                             at
                              Dec 31,   % of    Increase      Dec 31,   % of     Increase
                               2004   Deposits (Decrease)     2003    Deposits  (Decrease)
                               ----   -------------------     ----    --------  ----------
Withdrawable:
Non-interest bearing........ $ 60,150     9.4%  $  4,615    $  55,535      9.4%  $  3,815
Statement savings...........   49,835     7.8%      (434)      50,269      8.5%     2,460
Money market savings........  132,363    20.7%    19,566      112,797     19.2%    (8,147)
Checking....................   88,247    13.7%    20,714       67,533     11.5%    (6,157)
                             ---------------------------    -----------------------------
 Total Withdrawable.........  330,595    51.6%    44,461      286,134     48.6%    (8,029)
                             ---------------------------    -----------------------------
Certificates:
Less than one year..........   55,187     8.6%     3,671       51,516      8.8%     6,477
12 to 23 months.............   46,557     7.3%     8,287       38,270      6.5%   (10,650)
24 to 35 months.............   92,673    14.4%    (3,992)      96,665     16.4%   (11,404)
36 to 59 months.............   23,623     3.7%    (6,998)      30,621      5.2%   (13,144)
60 to 120 months............   91,546    14.4%     6,086       85,460     14.5%    16,058
                             ---------------------------    -----------------------------
 Total certificate accounts.  309,586    48.4%     7,054      302,532     51.4%   (12,663)
                             ---------------------------    -------------------- --------
  Total deposits............ $640,181   100.0%  $ 51,515    $ 588,666    100.0%  $(20,692)
                             ===========================    =============================

Table Continued
DEPOSIT ACTIVITY

                              Balance                          Balance
                                at                                at
                               Dec 31,   % of     Increase     June 30,   % of     Increase
                               2002    Deposits  (Decrease)      2002    Deposits (Decrease)
                               ----    --------  ----------      ----    -------------------
Withdrawable:
Non-interest bearing........$  51,720      8.5%  $   1,836   $  49,884      8.6%  $  8,561
Statement savings...........   47,809      7.8%       (573)     48,382      8.4%     5,129
Money market savings........  120,944     19.9%     (1,034)    121,978     21.1%    (9,536)
Checking....................   73,690     12.1%      6,328      67,362     11.7%    13,543
                            ------------------------------   -----------------------------
 Total Withdrawable.........  294,163     48.3%      6,557     287,606     49.8%    17,697
                            ------------------------------   -----------------------------
Certificates:
Less than one year..........   45,039      7.4%     17,864      27,175      4.7%   (13,453)
12 to 23 months.............   48,920      8.0%    (10,039)     58,959     10.2%   (65,886)
24 to 35 months.............  108,069     17.7%        661     107,408     18.6%    13,201
36 to 59 months.............   43,765      7.2%     16,206      27,559      4.8%    15,650
60 to 120 months............   69,402     11.4%        629      68,773     11.9%    33,728
                            ------------------------------   -----------------------------
 Total certificate accounts.  315,195     51.7%     25,321     289,874     50.2%   (16,760)
                            ------------------------------   -----------------------------
  Total deposits............$ 609,358    100.0%  $  31,878   $ 577,480    100.0%  $    937
                            ==============================   =============================

The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following December 31, 2004, and the percentage of such  maturities to total deposits.  Matured  certificates which have not been  renewed as of December 31, 2004 have been  allocated  based upon certain rollover assumptions. (dollars in thousands)

                                                             DEPOSIT MATURITIES
                                                             ------------------

                                 1.99%      2.00%      3.00%       4.00%     5.00%
                                   or         to         to          to        to      Over                Percent of
                                 less       2.99%      3.99%       4.99%     5.99%     6.00%       Total      Total
                                 ----       -----      -----       -----     -----     -----       -----      -----
Certificate accounts maturing
in the year ending:
December 31, 2005............  $64,337   $ 68,557    $ 1,731    $  9,429   $ 4,053   $ 3,887   $ 151,994     49.1%
December 31, 2006............    7,198     52,098      3,574       9,608     7,512       482      80,472     26.0%
December 31, 2007............        -      2,916      3,588      11,168    22,279       603      40,554     13.1%
Thereafter...................        -        371     10,146      21,216     4,169       664      36,566     11.8%
                               ------------------------------------------------------------------------------------
Total........................  $71,535   $123,942   $ 19,039    $ 51,421   $38,013   $ 5,636   $ 309,586    100.0%
                               ====================================================================================

Included in the deposit totals in the above table are savings certificates  of deposit with balances exceeding  $100,000.  The majority of these  deposits are from regular customers of HomeFederal Bank, excluding $38.2 million, which were from brokered  deposits.  The following table provides a maturity breakdown at
December  31, 2004, of certificates of deposits with  balances greater than
$100,000, by various interest rate categories. (dollars in thousands)

                                                           ACCOUNTS GREATER THAN $100,000
                                                           ------------------------------

                                  1.99%      2.00%      3.00%       4.00%     5.00%
                                    or         to         to          to        to      Over                Percent of
                                  less       2.99%      3.99%       4.99%     5.99%     6.00%       Total      Total
                                  ----       -----      -----       -----     -----     -----       -----      -----
Certificate accounts maturing
in the year ending:

December 31, 2005.............. $12,358   $ 48,918    $   100    $  6,179     $ 544   $ 2,486   $  70,585     58.3%
December 31, 2006..............     747     10,002        893       1,365     1,717       100      14,824     12.2%
December 31, 2007..............       -        422        767       6,161    12,174       117      19,641     16.2%
Thereafter.....................       -          -      2,030      11,003     2,486       564      16,083     13.3%
                                ------------------------------------------------------------------------------------
Total.......................... $13,105   $ 59,342    $ 3,790    $ 24,708   $16,921   $ 3,267   $ 121,133    100.0%
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

     Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At December 31, 2004, HomeFederal Bank had advances totaling $125.4 million outstanding from the FHLB of Indianapolis.

     The Company has a revolving note with LaSalle Bank N.A. whereby the Company may borrow $17.5 million. The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 150 basis points. The ninety-day LIBOR index was 2.56% at December 31, 2004. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. The revolving note matures on February 15, 2006. The
Company used the funds to buy back shares of the Company's common stock. The assets of the Company collateralize the note. Under terms of the agreement, the
Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. On September 20, 2004, with the payment of its third quarter dividend, the Company violated a covenant in its revolving note agreement with LaSalle Bank that restricts the declaration and payment of dividends during any year in excess of 50% of the Company's net annual income.
LaSalle Bank has waived this covenant breach and the applicability of the covenant for the quarter ended December 31, 2004. Management anticipates full compliance with this covenant during 2005.

     As of December 31, 2004, the company has a swap agreement with LaSalle Bank
N.A. The Company has agreed to make fixed-rate payments at 5.77% and receive variable-rate payments at the three-month LIBOR on a notional amount of $4.6 million. The maturity date of the swap agreement is February 1, 2006. The interest rate swap is settled on a net basis. The Company is exposed to credit loss, in the event of nonperformance by LaSalle Bank N.A., for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the Company does not anticipate nonperformance by the counter party.

     Other than the FHLB advances and the Senior Debt, HomeFederal Bank's only borrowings in recent years have been short-term borrowings. The following table sets forth the maximum amount of each category of short-term borrowings
(borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods. (dollars in thousands)

                                                            Six
                                        Year      Year     Months     Year
                                       Ended     Ended     Ended      Ended
                                       Dec 31,   Dec 31,   Dec 31,   June 30,
                                        2004      2003      2002      2002
                                      -------------------------------------
Official check overnight remittance   $ 6,364   $ 6,419   $ 4,727   $ 9,248
FHLB advances .....................   $48,150   $37,200   $31,400   $46,400
Money order remittance ............   $    --   $    --   $    --   $    42
FHLB overnight remittance .........   $    --   $ 2,043   $    --   $    --
Average amount of total
  short-term borrowings outstanding   $36,520   $31,491   $30,946   $40,385

      The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances. (dollars in thousands)

                            Dec 31,    Dec 31,    Dec 31,   June 30,
                              2004       2003       2002       2002
                          -------------------------------------------
FHLB advances:
Amount ..............     $ 48,150   $  37,200   $ 30,900   $ 30,600
Weighted average rate        5.0%        5.4%       6.0%       6.4%

Service Corporation and Other Subsidiaries

     On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. One of
HomeFederal Bank's subsidiaries, Home Savings Corporation ("HSC"), is a partner in three real estate development joint ventures for which exit strategies are either developed, or are currently being developed. HFB is currently mandated to divest itself of these activities by December 31, 2005, with a one-year extension available, subject to regulatory approval. HSC, an Indiana corporation, is currently engaged in two types of activities: (i) real estate development and (ii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor.

         HSC markets Raymond James Financial Services full-service securities brokerage services. For the year ended December 31, 2004, HSC received $985,000 in commissions from its Raymond James financial activities.

     At December 31, 2004, HomeFederal Bank's aggregate investment in HSC, including loans, was $2.8 million. For the year ended December 31, 2004, HSC reported pretax income of $154,000 from these operations. HSC's office is located at 501 Washington Street, Columbus, Indiana. The consolidated statements of operations of HomeFederal Bank and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

     The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at December 31, 2004.
                                                                 Date
                                                                 HSC                      Loans from Home
                                                                 Entered                    Savings Corp.
                                                                 into the     Equity         Outstanding
Name                     Type of Project                         Project    Investment    December 31, 2004
----                     ---------------                         -------    ----------    -----------------
Heritage Woods II       Rental apartment project of low income   11/15/89   $    37,000     $          -
                        housing (22 units)
McCullough's Run        Real estate development                   7/1/94    $ 1,410,000     $  1,622,000
                        in Columbus, Indiana
Bloomington Technology  Industrial park in Bloomington, Indiana  11/10/97   $   122,000     $          -
Park, LLC
Courtyard Homes at      Single family homes in Indianapolis,      6/14/99   $ 1,189,000     $    920,000
Sycamore Springs, LLC   Indiana

     In November 1989, HSC invested $184,000 as a limited partner in Heritage
Woods II, a low income housing project in Columbus, Indiana. HSC received low-income housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture.

     On July 1, 1994, HSC entered into a joint venture agreement with Breeden
Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land ("McCullough's Run"). McCullough's
Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and
II. Subsequent closings have encompassed the balance of six phases and on March
6, 2000, loan documents were executed in an amount not to exceed $2.1 million.

The outstanding loan balance of $1.6 million as of December 31, 2004 reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

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
Home Investments, Inc. holds, services, manages, and invests that portion of the
Bank's investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.'s, investment policy mirrors that of the Bank. At
December 31, 2004, of the $154.2 million in consolidated investments owned by
HomeFederal Bank, $105.8 million was held by Home Investments, Inc.

     The Company owns another corporation organized under Indiana law, HomeFed
Financial Corp, ("HFF"). At December 31, 2004, the Company's aggregate investment in HFF was $792,000. HFF has a 14% interest in Consortium Partners, a
Louisiana partnership, which owns 50% of the outstanding shares of the Family
Financial Holding Inc. of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers programs for debt protection services, life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts and banks. HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2)
a pro rata allocation of dividends received on shares held by Consortium
Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended December 31, 2004, the Company had income of $218,000, on a consolidated basis, from commissions and dividends paid on
Family Financial activities.

Employees

     As of December 31, 2004, the Company employed 279 persons on a full-time basis and 10 persons on a part-time basis. None of the Company's employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

Competition

     HomeFederal Bank operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of
Bartholomew, Jackson, Jefferson, Jennings, Johnson, Scott, Ripley, Washington,
Decatur and Marion counties in Indiana.

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

     Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. Affiliations between banks and thrifts based in Indiana have increased the competition faced by HomeFederal Bank and the Company. See "Branching and Acquisitions."

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

     Effective March 11, 2000, the Gramm-Leach Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a "financial holding company" and, as a result, be permitted to engage in a broader range of activities that are "financial in nature" and in activities that are determined to be incidental or complimentary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company
Act of 1956 to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve is authorized to determine other activities that are financial in nature or incidental or complimentary to such activities. The
Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

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

     Lending Limits. Under Indiana law, HomeFederal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of
10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2004,
HomeFederal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

     Deposit Insurance. Deposits in HomeFederal are insured by the Savings
Association Insurance Fund of the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules. HomeFederal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution's capital levels and risk profile. HomeFederal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including
HomeFederal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. HomeFederal paid deposit insurance assessments of $90,000 during the year ended December 31, 2004. Future increases in deposit insurance premiums or changes in risk classification would increase HomeFederal's deposit related costs.

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

     The capital guidelines divide a bank holding company's or bank's capital into two tiers. The first tier ("Tier I") includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary ("Tier II")
capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of
8%, of which 4% must be Tier I capital. The federal banking regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

The following is a summary of the Company's and HomeFederal's regulatory capital and capital requirements at December 31, 2004.
                                                                                To Be Categorized As
                                                                                 "Well Capitalized"
                                                                                    Under Prompt
                                                                 For Capital     Corrective Action
                                              Actual          Adequacy Purposes      Provisions
                                       -----------------------------------------------------------
                                         Amount    Ratio       Amount   Ratio      Amount    Ratio
--------------------------------------------------------------------------------------------------
As of December 31, 2004
Total risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                   $ 92,117   13.60%     $ 54,173    8.0%     $ 67,717   10.0%
    Home Federal Bancorp Consolidated  $ 84,122   12.41%     $ 54,238    8.0%     $ 67,798   10.0%
Tier 1 risk-based capital
    (to risk-weighted assets)
    HomeFederal Bank                   $ 84,253   12.44%     $ 27,087    4.0%     $ 40,630    6.0%
    Home Federal Bancorp Consolidated  $ 76,258   11.25%     $ 27,119    4.0%     $ 40,679    6.0%
Tier 1 leverage capital
    (to average assets)
    HomeFederal Bank                   $ 84,253    9.65%     $ 34,921    4.0%     $ 43,652    5.0%
    Home Federal Bancorp Consolidated  $ 76,258    8.76%     $ 34,804    4.0%     $ 43,505    5.0%

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
prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2004,
HomeFederal was categorized as "well capitalized," meaning that HomeFederal's total risk-based capital ratio exceeded 10%, HomeFederal's Tier I risk-based capital ratio exceeded 6%, HomeFederal's leverage ratio exceeded 5%, and
HomeFederal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

  o    Electronic Funds Transfer Act, and Regulation E issued by the Federal
       Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The Securities and Exchange Commission has adopted final rules implementing
Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with this Report on
Form 10-K, the Company is required to include a report of management on the
Company's internal control over financial reporting. The internal control report must include a statement of management's responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company's internal control over financial reporting, provide management's assessment of the effectiveness of the Company's internal control over financial reporting and state that the Company's independent accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting. Significant efforts were required to comply with Section
404 this year and the Company anticipates additional efforts will be required in future years. The costs of such compliance are described in Management's
Discussion and Analysis of Financial Condition and Results of Operations in the
Company's Shareholder Annual Report included as Exhibit 13 to this Form 10-K.

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

     As a member of the FHLB, HomeFederal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2004, HomeFederal's investment in stock of the FHLB of Indianapolis was $10.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31,
2004, dividends paid by the FHLB of Indianapolis to HomeFederal totaled approximately $456,000, for an annualized rate of 4.6%.

Limitations on Rates Paid for Deposits

     Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area. Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized"
depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and
"undercapitalized" depository institutions may not accept, renew or roll such deposits over. The regulations contemplate that the definitions of
"well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of federal law. Management does not believe that these regulations will have a materially adverse effect on HomeFederal's current operations.

Federal Reserve System

     Under regulations of the Federal Reserve, HomeFederal is required to maintain reserves against its transaction accounts (primarily checking accounts)
and non-personal money market deposit accounts. The effect of these reserve requirements is to increase HomeFederal's cost of funds. HomeFederal is in compliance with its reserve requirements.

Federal Securities Law

     The shares of Common Stock of the Company are registered with the
Securities and Exchange Commission, (the "SEC") under the Securities Exchange
Act of 1934 (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934
Act and the rules of the SEC thereunder. If the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Taxation

Federal Taxation

     Beginning with the six months ended December 31, 2002, the Company and its subsidiary began to file a consolidated federal income tax return on the accrual basis for a fiscal year ending December 31. Previously, the Company's fiscal and tax years ended June 30th. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to
HomeFederal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction.

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

State Taxation

     HomeFederal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by
Section 63 of the Internal Revenue Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

     HomeFederal's state income tax returns have not been audited in the last five years.

Item 2.  Properties.

     At December 31, 2004, HomeFederal conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 17 full-service branches.
HomeFederal owns two buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, and 211 North Chestnut
Street, Seymour. The headquarters of its securities operations, conducted through one of its subsidiaries, are located at 501 Washington Street, Columbus,
Indiana. Information concerning these properties, as of December 31, 2004, is presented in the following table:

                                                      Net Book Value of
                                                           Property,      Approximate
     Description and                     Owned or       Furniture and       Square       Lease
          Address                         Leased         Fixtures          Footage     Expiration
          -------                         ------         --------          -------     ----------
Principal Office
  501 Washington Street                   Owned         $   4,077,168      21,600           N/A

Operations Center
  218 West Second Street                  Owned         $   1,066,177      20,000           N/A

Loan Processing Center
  211 North Chestnut                      Owned         $     422,125       5,130           N/A

Branch Offices:
Columbus Branches:
  1020 Washington Street                  Owned         $     409,856         800           N/A
  3805 25th Street                        Owned         $     251,722       5,800           N/A
  2751 Brentwood Drive                    Owned         $     396,078       3,200           N/A
  4330 West Jonathon Moore Pike           Owned         $     536,088       2,600           N/A

Hope Branch
  8475 North State Road 9, Suite 4       Leased         $     114,856       1,500         03/2007

Austin Branch
  67 West Main Street                     Owned         $      49,185       3,600           N/A

Brownstown Branch                                                                        Month to
  101 North Main Street                  Leased         $       6,629       2,400          Month

North Vernon Branches
  111 North State Street                  Owned         $     281,580       1,900           N/A

  1540 North State Street                Leased         $      20,009       1,600     Month to Month

Osgood Branch
  820 South Buckeye Street                Owned         $      90,906       1,280           N/A

Salem Branch
  1208 South Jackson                      Owned         $     623,370       1,860           N/A

Seymour Branches
  222 W. Second Street                    Owned         $   1,548,538       9,200           N/A
  1117 East Tipton Street                 Owned         $     359,041       6,800           N/A

Batesville Branch
  114 State Rd 46 East                    Owned         $     507,597       2,175           N/A

Madison Branch
  201 Clifty Drive                        Owned         $     391,246       2,550           N/A

Greensburg Branch
  1801 Greensburg Crossing                Owned         $     743,260       1,907           N/A

Indianapolis/Greenwood Branch
  8740 South Emerson Avenue               Owned         $   2,098,752       5,000           N/A

Table Continued
                                                      Net Book Value of
                                                           Property,      Approximate
     Description and                     Owned or       Furniture and       Square       Lease
          Address                         Leased         Fixtures          Footage     Expiration
          -------                         ------         --------          -------     ----------
New Office Opening 01/03/2005:
  1510 West Southport Road-Indianapolis   Owned         $   1,762,031       3,100           N/A

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of the Company's shareholders during the quarter ended December 31, 2004.

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
  S. Elaine Pollert                 Executive Vice President

  Lawrence E. Welker                Executive Vice President, Treasurer,
                                    Chief Financial Officer and Secretary

  Charles R. Farber                 Executive Vice President

     S. Elaine Pollert (age 45) has been employed by HomeFederal since 1986. She was elected Vice President Branch Administration in 1989, Senior Vice President
Retail Banking in 1996 and Executive Vice President in 1998.

     Lawrence E. Welker (age 57) has been employed by HomeFederal since 1979. He was Controller from 1979 to 1982. In 1982, he was elected as Chief Financial
Officer and Treasurer, and in 1994 he became an Executive Vice President. Mr.
Welker has announced his intention to retire from his positions with the Company and HomeFederal on June 30, 2005.

     Charles R. Farber (age 55) has been employed by HomeFederal since March
2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in
Indianapolis, Indiana, with his final position at Peoples Bank and Trust being
Executive Vice President.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters,
        and Issuer Purchases of Equity Securities.

     HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market
System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see "Quarterly Results of Operations" on page
4 of HFB's Shareholder Annual Report for the year ended December 31, 2004 (the

"Shareholder Annual Report"). As of December 31, 2004, there were 455 shareholders of record of HFB's Common Stock.

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

     Income of HomeFederal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by
HomeFederal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2004, approximately $2.1 million of HomeFederal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in
Item 1 hereof.

     The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

     The Company repurchased no shares during the fiscal quarter ended December
31, 2004.

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

Item 8.  Financial Statements and Supplementary Data.

     The Company's Consolidated Financial Statements and Notes thereto contained on pages 22 to 42 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 5 of the
Shareholder Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.

     There are no such changes and disagreements during the applicable period.

Item 9A.  Controls and Procedures.

     Evaluation of Disclosure Controls and Procedures. As of December 31, 2004,
an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief
Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the
Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive
Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Annual Report on Internal Control Over Financial Reporting. Management's
Report on Internal Controls is included on page 19 of the Shareholder's Annual
Report and is incorporated herein by reference.

     Attestation Report of Registered Public Accounting Firm. The Attestation
Report of the Company's public accounting firm is included on page 20 of the
Shareholder's Annual Report and is incorporated herein by reference.

     Changes in Internal Controls. Our Chief Executive Officer and Chief
Financial Officer have concluded that, during the Company's fiscal quarter ended
December 31, 2004, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.  Other Information

     Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

     The information required by this item with respect to directors is incorporated by reference to page 2 to 3 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2005 (the "2005 Proxy
Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

     The information required by this item with respect to the compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 13 of the 2005 Proxy Statement.

     The information required by this item with respect to members of the
Company's Audit Committee and whether any such members qualify as an Audit
Committee Financial Expert is incorporated by reference to pages 5-6 of the 2005
Proxy Statement.

     The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11.  Executive Compensation.

     The information required by this item with respect to executive compensation is incorporated by reference to page 6 through page 12 of the 2005
Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and
          Related Stockholder Matters.

     Other information required by this item is incorporated by reference to pages 1 to 3 of the 2005 Proxy Statement.

Equity Compensation Plan Information

     The following table provides the information about the Company's common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2004.

                                                                                             Number of securities
                                                                                            remaining available for
                                                                                             future issuance under
                              Number of securities to                                         equity compensation
                              be issued upon exercise           Weighted-average                  plans as of
                              of outstanding options,          exercise price of               December 31, 2004
                               warrants and rights as             outstanding                (excluding securities
                                         of                    options, warrants                 reflected in
                                 December 31, 2004                 and rights                     column (a))
Plan category                           (a)                           (b)                             (c)
--------------------------    -------------------------    ---------------------------    ----------------------------
Equity compensation
plans approved by
security holders                     686,658(1)                    $ 20.87(1)                     311,756(1)

Equity compensation
plans not approved by
security holders                        ---                           ---                             ---

                              -------------------------    ---------------------------    ----------------------------
Total                                686,658                       $ 20.87                        311,756
                              =========================    ===========================    ============================

(1) Includes the following plans: the Company's 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13.  Certain Relationships and Related Transactions.

     The information required by this item is incorporated by reference to pages
12-13 of the 2005 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

     The information required by this item is incorporated by reference to page
13 of the 2005 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

                                                                                           Page in 2004
                                                                                            Shareholder
                                                                                           Annual Report

Report of Deloitte & Touche LLP Independent Registered Public
      Accounting Firm                                                                           21

Financial Statements
Consolidated Balance Sheets as of December 31, 2004 and December 31, 2003                       22

Consolidated Statements of Income for the years ended  December 31,  2004 and December 31, 2003 and the six month period ended December 31, 2002
      and the year ended June 30, 2002                                                          23

Consolidated Statements of Shareholders' Equity for the years ended December 31,
     2004 and December 31, 2003 and the six month period
     ended December 31, 2002 and the year ended June 30, 2002                                   24

Consolidated Statements of Cash Flows for the years ended December 31, 2004 and December 31, 2003 and the six month period ended December 31, 2002
      and the year ended June 30, 2002                                                          25

Notes to Consolidated Financial Statements                                                      26

     (b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 35.

     (c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange
Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 28th day of February
2005.

                                               HOME FEDERAL BANCORP
DATE: February 28, 2005                     By:   /s/ John K. Keach. Jr.
-----------------------                           ----------------------
                                               John K. Keach, Jr., President
                                               and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of February 2005.

/s/  Lawrence E. Welker                        /s/ John K. Keach. Jr.
Lawrence E. Welker, Executive                  John K. Keach, Jr.,
Vice President, Treasurer,                     Chairman of the Board,
Chief Financial Officer and Secretary          President and
(Principal Financial Officer)                  Chief Executive Officer
                                               (Principal Executive
/s/ Melissa A. McGill                           Officer)
Melissa A. McGill,
Senior Vice President and Controller                  /s/John K. Keach. Jr.
(Principal Accounting Officer)                 John K. Keach, Jr,Director

 /s/ Harvard W. Nolting. Jr.                   /s/ John T. Beatty
Harvard W. Nolting, Jr., Director              John T. Beatty, Director

/s/ David W. Laitinen                          /s/ Harold Force
David W. Laitinen, Director                    Harold Force, Director

/s/ John M. Miller
John M. Miller, Director

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
              (Registration No. 33-55234); amendment thereto dated October
              22, 2002 (incorporated by reference from Exhibit 3(b) of
              Registrant's Transition Report on Form 10-K Transition
              Report for the six months Ended December 31, 2002).

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

    10(ar)    Form of Non-Qualified Stock Option Agreement

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
              2002).

   10(aw)     Form of Incentive Stock Option Agreement

      13      Home Federal Bancorp Annual Report December 31, 2004.

      14      Code of Ethics (incorporated by reference from Exhibit l4 to the
              Registrant's Form 10-K for the year ended December 31, 2003).

      21      Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant's Transition Report on Form 10-K for the six months ended December 31, 2002).

     23.1     Independent Registered Public Accounting Firms' Consent.

     31.1     Certification of John K. Keach, Jr. required by 12 C.F.R. ss. 240.13a-14(a)

     31.2     Certification of Lawrence E. Welker required by 12 C.F.R. ss. 240.13a-14(a)

      32      Certification pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

