Form 10-Q
period 2005-03-31
HOME FEDERAL BANCORP
filed 2005-05-09
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

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
                                  YES  X  NO_____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 29, 2005.

            Common Stock, no par value - 3,982,346 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

  PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition

PART II. OTHER INFORMATION

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)                                              March 31,  December 31,
                                                           2005          2004
                                                         ---------   ---------
Assets:
Cash ....................................................$  23,184   $  24,729
Interest-bearing deposits ...............................   28,093      27,591
                                                         ---------   ---------
  Total cash and cash equivalents .......................   51,277      52,320
                                                         ---------   ---------
Securities available for sale at fair value
 (amortized cost $134,900 and $125,086)..................  132,994     124,790
Securities held to maturity at amortized cost
 (fair value $1,546 and $1,801) .........................    1,532       1,779
Loans held for sale (fair value $2,657 and $2,653) ......    2,625       2,617
Loans receivable, net of allowance for loan losses
  of $7,863 and $7,864 ..................................  619,484     629,490
Investments in joint ventures ...........................    3,669       3,550
Federal Home Loan Bank stock ............................    9,965       9,965
Accrued interest receivable, net ........................    3,746       3,700
Premises and equipment, net .............................   15,853      15,855
Real estate owned .......................................    1,987       2,019
Prepaid expenses and other assets .......................    8,987       8,909
Cash surrender value of life insurance ..................   11,928      11,818
Goodwill, net ...........................................    1,395       1,395
                                                         ---------   ---------
   Total Assets .........................................$ 865,442   $ 868,207
                                                         =========   =========
Liabilities and Shareholders' Equity:
Liabilities:
    Deposits ............................................$ 646,493   $ 640,181
    Federal Home Loan Bank Advances .....................  116,796     125,446
    Senior debt .........................................   14,242      14,242
    Other borrowings ....................................      172         211
    Advance payments by borrowers for taxes and insurance      358          48
    Accrued expenses and other liabilities ..............   11,869      10,715
                                                         ---------   ---------
      Total liabilities .................................  789,930     790,843
                                                         ---------   ---------
Shareholders' equity:
    No par preferred stock; Authorized:  2,000,000 shares
    Issued and outstanding: None
    No par common stock; Authorized:  15,000,000 shares
    Issued and outstanding: 3,982,346 and 4,027,991 .....   14,090      13,514
    Retained earnings, restricted .......................   62,730      64,138
    Accumulated other comprehensive income (loss), net ..   (1,308)       (288)
                                                         ---------   ---------
      Total shareholders' equity ........................   75,512      77,364
                                                         ---------   ---------
Total Liabilities and Shareholders' Equity ..............$ 865,442   $ 868,207
                                                         =========   =========

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)
(unaudited)                                                Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                             2005         2004
Interest income:                                        -----------------------
   Loans receivable .................................   $    9,495   $    9,670
   Securities available for sale and held to maturity        1,106          996
   Other interest income ............................          172           56
                                                        ----------   ----------
   Total interest income ............................       10,773       10,722
                                                        ----------   ----------
Interest expense:
   Deposits .........................................        2,943        2,684
   Advances from Federal Home Loan Bank .............        1,578        2,055
   Other borrowings .................................          182          201
                                                        ----------   ----------
   Total interest expense ...........................        4,703        4,940
                                                        ----------   ----------
Net interest income .................................        6,070        5,782
Provision for loan losses ...........................          146          246
                                                        ----------   ----------
Net interest income after provision for loan losses .        5,924        5,536
                                                        ----------   ----------
Other income:
   Gain on sale of loans ............................          343          683
   Income from joint ventures .......................            1           61
   Insurance, annuity income, other fees ............          561          499
   Service fees on checking accounts ................          726          656
   Net gain on real estate owned ....................           17           72
   Loan servicing income, net of impairments ........          488          124
   Miscellaneous ....................................          296          297
                                                        ----------   ----------
  Total other income ................................        2,432        2,392
                                                        ----------   ----------
Other expenses:
   Compensation and employee benefits ...............        3,663        3,123
   Occupancy and equipment ..........................          872          811
   Service bureau expense ...........................          275          257
   Federal insurance premium ........................           23           23
   Marketing ........................................          252          177
   Miscellaneous ....................................        1,260        1,406
                                                        ----------   ----------
  Total other expenses ..............................        6,345        5,797
                                                        ----------   ----------
Income before income taxes ..........................        2,011        2,131
Income tax provision ................................          662          744
                                                        ----------   ----------
Net Income ..........................................   $    1,349   $    1,387
                                                        ==========   ==========

Basic earnings per common share .....................   $     0.34   $     0.32
Diluted earnings per common share ...................   $     0.33   $     0.31

Basic weighted average number of shares .............    4,009,379    4,298,748
Dilutive weighted average number of shares ..........    4,130,164    4,488,434
Dividends per share .................................   $    0.188   $    0.188

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                             Three Months Ended
(unaudited)                                                      March 31
                                                         -----------------------
                                                              2005        2004
                                                         -----------------------
Cash Flows From Operating Activities:
Net income .............................................. $  1,349    $  1,387
Adjustments to reconcile net income to net cash
    from operating activities:
    Accretion of discounts, amortization and depreciation      492         581
    Provision for loan losses ...........................      146         246
    Net gain from sale of loans .........................     (343)       (683)
    Income from joint ventures and net gain from real
      estate owned.......................................      (18)       (133)
    Net loan fees deferred (recognized) .................       72         (40)
    Proceeds from sale of loans held for sale ...........   18,534      37,868
    Origination of loans held for sale ..................  (18,199)    (43,768)
    Net (increase) decrease in accrued interest and other
      assets.............................................      (62)        664
    Increase in other liabilities .......................    1,518          21
                                                          --------    --------
Net Cash From Operating Activities ......................    3,489      (3,857)
                                                          --------    --------

Cash Flows From Investing Activities:
Net principal received on loans .........................   10,340      12,566
Proceeds from:
    Maturities/Repayments of:
       Securities held to maturity ......................      247         232
       Securities available for sale ....................    4,145      11,111
    Sales of:
       Securities available for sale ....................      648      10,029
       Real estate owned and other asset sales ..........      432         327
Purchases of:
    Loans ...............................................     (552)     (3,473)
    Securities available for sale .......................  (14,705)    (21,134)
Investment in joint ventures,net ........................     (118)        (16)
Acquisition of property and equipment ...................     (392)       (682)
                                                          --------    --------
Net Cash From Investing Activities ......................       45       8,960
                                                          --------    --------

Cash Flows From Financing Activities:
Net increase in deposits ................................    6,312      19,338
Proceeds from advances from Federal Home Loan Bank ......    4,500       1,000
Repayment of advances from Federal Home Loan Bank .......  (13,150)     (9,839)
Net increase/(decrease) from overnight borrowings .......      (39)      5,740
Common stock options exercised ..........................      682         155
Repurchase of common stock ..............................   (2,131)     (1,961)
Payment of dividends on common stock ....................     (751)       (797)
                                                          --------    --------
Net Cash From Financing Activities ......................   (4,577)     13,636
                                                          --------    --------

Net increase (decrease) in cash and cash equivalents ....   (1,043)     18,739
Cash and cash equivalents, beginning of period ..........   52,320      34,178
                                                          --------    --------
Cash and Cash Equivalents, End of Period ................ $ 51,277    $ 52,917
                                                          ========    ========

Supplemental information:
Cash paid for interest .................................. $  4,647    $  4,830
Cash paid for income taxes .............................. $     --    $     --
Assets acquired through foreclosure ..................... $    484    $    116

See notes to consolidated financial statements

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries.
These consolidated interim financial statements at March 31, 2005, and for the three month period ended March 31, 2005, have not been audited by the independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2004.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, ("EPS") computations:

                                                          Three months ended
                                                               March 31,
                                                       -------------------------
                                                         2005             2004
                                                         ----             ----
Basic EPS:
 Weighted average common shares ...............        4,009,379       4,298,748
                                                       =========       =========

Diluted EPS:
 Weighted average common shares ...............        4,009,379       4,298,748
 Dilutive effect of stock options .............          120,785         189,686
                                                       ---------       ---------
 Weighted average common and incremental shares        4,130,164       4,488,434
                                                       =========       =========

Anti-dilutive options as of March 31, 2005 and 2004, were 90,099 and 5,724, respectively.

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three months period ended March 31, 2005 and 2004. (In thousands)

                                                     Three months ended
                                                          March 31,
                                                     ------------------
                                                       2005       2004
                                                       ----       ----
Net Income ......................................... $ 1,349    $ 1,387
  Other comprehensive income:
    Unrealized holding gains (losses)
      from securities available for sale ...........  (1,610)       965
    Unrealized gains from cash flow hedge ..........      58         56
                                                     -------    -------
Net unrealized gains (losses) ......................  (1,552)     1,021
Tax effect .........................................     532       (355)
                                                     -------    -------
Other comprehensive income (loss), net of tax ......  (1,020)       666
                                                     -------    -------
Comprehensive Income ............................... $   329    $ 2,053
                                                     ==================

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

                                                     For the Three Months Ended
                                                               March 31,
                                            ------------------------------------
(dollars in thousands, except share data)                2005            2004
--------------------------------------------------------------------------------
Net income, as reported ........................      $   1,349       $   1,387

Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax effects ....           (152)            (16)
                                                      ---------       ---------
Pro forma net income ...........................      $   1,197       $   1,371
                                                      =========       =========

Earnings per share:
     Basic---as reported .......................      $     .34       $     .32

     Basic---pro forma .........................      $     .30       $     .32

     Diluted---as reported .....................      $     .33       $     .31

     Diluted---pro forma .......................      $     .29       $     .31

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

6. New Accounting Pronouncements
The Securities and Exchange Commission staff published Staff Accounting
Bulletin, ("SAB"), No. 105, "Loan Commitments Accounted for as Derivative
Instruments" effective for financial statements issued after March 31, 2004, providing guidance regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments.
Management has determined the adoption of SAB No. 105 did not have a material effect on its consolidated financial statements.

EITF Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its
Application to Certain Investments" provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value. Generally, an impairment is considered other-than-temporary unless: (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value equal to (or more than) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. The Financial Accounting Standards Board, ("FASB"), delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of EITF Issue 03-1 by FSP EITF Issue 03-1-1, "Effective Date
of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary
Impairment and Its Application to Certain Investments," posted September 30,
2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a,
"Implication Guidance for the Application of Paragraph 16 of EITF Issue No.
03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to
Certain Investments." Gross unrealized losses on available for sale securities and held to maturity securities were $2,040,000 and $9,000, respectively, at
March 31, 2005. The Company is currently evaluating the impact of EITF 03-1 and
FSP EITF Issue 03-1-1 and is unable to estimate what the impact of adoption, if any, will be.

SFAS No. 123 - R (Revised 2004) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This
Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is currently evaluating the impact of SFAS No. 123 - R and is unable to estimate what the impact of adoption, if any, will be.

AcSec issued Statement of Position, ("SOP"), 03-3, "Accounting for Certain Loans
or Debt Securities Acquired in a Transfer." SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the entity. Management does not believe the adoption of SOP 03-3 will have a material effect on its consolidated financial statements.

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

Home Federal Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of HomeFederal Bank (the "Bank"). The business of the Bank and therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana. The Bank does business through 19 full service banking branches.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the
Company's significant accounting policies presented on pages 26 through 30 of the annual report for the twelve-month period ended December 31, 2004. Certain of these policies are important to the portrayal of the Company's financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of mortgage servicing rights, ("MSR's").

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

Commercial and commercial real estate loans are individually risk rated per the loan policy. Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management. They are risk rated based on historical portfolio data that management believes will provide a good basis for the loans' quality. For all loans not listed individually on the Asset Watch
List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management's judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the
Company's credit review function.

Finally, a portion of the allowance is maintained in recognition of the inherent inability to precisely determine the loss potential based on factors such as current economic conditions, trends in the Company's loan portfolio delinquency, losses and recoveries, level of under performing and nonperforming loans, and concentrations of loans in any one industry.

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and MSR's, based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2005, MSR's had a carrying value of $3,071,000.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004

General
The Company reported net income of $1,349,000 for the quarter ended March 31,
2005, compared to $1,387,000 for the quarter ended March 31, 2004, a decrease of
$38,000 or 2.7%. Basic earnings per common share for the current quarter were
$0.34 compared to $0.32 for the quarter ended March 31, 2004. Diluted earnings per common share were $0.33 for the quarter ended March 31, 2005, compared to
$0.31 for the quarter ended March 31, 2004.

Net Interest Income
Net interest income before provision for loan losses increased $288,000 or 5.0%
for the quarter ended March 31, 2005, compared to the quarter ended March 31,
2004. This increase was due to a 15 basis point, (a basis point is defined as
1/100th of a percent), increase in the net interest margin to average interest earning assets. The increase in net interest margin was primarily the result of an 18 basis point decline in the costs of interest bearing liabilities. The liability cost decrease was attributable to the shifting mix of interest bearing liabilities as the Bank's average balance of deposits increased $44,017,000 in the quarter ended March 31, 2005 as compared to the quarter ended March 31,
2004. This increase in deposit balances allowed the Bank to pay down higher costing FHLB advances whose average balance decreased $28,916,000 over the same two quarters. The yields on interest earning assets remained relatively stable, increasing 3 basis points for the two comparative quarters, while the average balance of interest earning assets decreased $479,000 over the same period.

The provision for loan losses was $146,000 for the quarter ended March 31, 2005, a decrease of $100,000, compared to the quarter ended March 31, 2004. At March
31, 2005 and 2004, the loan loss allowance covered 66.2% and 94.2% of non-performing loans, respectively. The improving economy and the lower than expected charge offs experienced by the Bank resulted in the $146,000 charge to the loan loss provision. See the Critical Accounting Policies, Allowance for
Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three-month period ended March 31,
2005 and 2004 is as follows:

Quarter ended March 31: (in thousands)                      2005        2004
--------------------------------------                      ----        ----
Allowance beginning balance ...........................   $ 7,864     $ 7,506
Provision for loan losses .............................       146         246
Charge-offs ...........................................      (167)       (157)
Recoveries ............................................        20          14
-------------------------------------------------------   -------     -------
Loan Loss Allowance ending balance ....................   $ 7,863     $ 7,609
=======================================================   =======     =======

Allowance to Total Loans ..............................     1.25%       1.18%
Allowance to Nonperforming Assets .....................       57%         90%

The decrease in the allowance to nonperforming assets ratio and the allowance to non-performing loans ratio is attributable to two specific substandard loans that are discussed in the asset quality section. The total principal and real estate owned, ("REO"), balance related to these two loans is $7,174,000 as of
March 31, 2005. These two loans were not classified as non-performing as of
March 31, 2004.

Net interest income after provision for loan loss increased $388,000 or 7.0% for the three-month period ended March 31, 2005, compared to the three months ended
March 31, 2004.

Interest Income
Total interest income for the three-month period ended March 31, 2005, remained fairly stable increasing $51,000, over the same period of the prior year. This increase reflects the small 3 basis points increase in yield on interest earning assets, as well as the relatively stable average balance of interest earning assets which decreased $398,000 for the quarter ended March 31, 2005, as compared to the quarter ended March 31, 2004.

Interest Expense
Total interest expense for the three-month period ended March 31, 2005, decreased $237,000, or 4.8%, as compared to the same period a year ago. The interest rate paid on average interest bearing liabilities declined 18 basis points in the quarter ended March 31, 2005, as compared to the quarter ended
March 31, 2004, due to the changing mix of interest bearing liabilities discussed above.

Other Income
Total other income for the three-month period ended March 31, 2005, increased
$40,000 or 1.7% over the same period the previous year. The two largest changes in non-interest income were the $340,000 decrease in the gain on sale of loans and the $364,000 increase in loan servicing income. For the three-month period ended March 31, 2004 the Bank originated approximately $51,350,000 in residential loans, compared to $24,626,000 for the three-month period ended
March 31, 2005. In the first quarter of 2004 the Bank sold approximately
$37,185,000 of the loans originated versus $18,192,000 in the first quarter of
2005. This decrease in loan originations and sales accounted for the decrease in gain on sale of loans for the current period compared to a year ago. The difference in loan activity for these two periods was the result of slightly higher loan rates in 2005 compared to 2004 and the reduced refinance activity this year compared to the prior year.

The loan servicing income increased because of a $321,000 recovery to the MSR impairment provision compared to a $20,000 impairment charge the previous year.
This resulted in a net increase of $341,000 over the prior year quarter.
Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. The amortization charge in the current period was $363,000 compared to $393,000 for the same period a year ago, which increased loan servicing income by $30,000. Future impairment charges will depend on future interest rate changes. If rates decline there may be more impairment charges. If they rise, previously recorded impairment charges may be recovered. Other items that comprise non-interest income were not materially different in the three month period ended March 31, 2005 compared to the same period ended March 31, 2004.

Other Expenses
Other operating expenses for the three-month period ended March 31, 2005 increased $548,000, over the three-month period ended March 31, 2004. Items contributing to this increase were compensation expense and employee benefits, which increased $540,000, occupancy and equipment expense, which increased
$61,000, and marketing expense that increased $75,000. Miscellaneous expenses decreased $146,000.

The $540,000 increase in compensation expense and employee benefits was due in part to a $194,000 increase in temporary employee expense associated with outsourced projects in the technology area of the Company, as well as increases in retirement and health insurance costs, and normal wage increases over the prior year. It is anticipated that the outsourced projects will be completed by the end of April 2005 so that these expenses will not continue at this level for the remainder of the year. In addition, costs that are deferred as a result of loan production in accordance with FASB 91 were approximately $114,000 less than a year ago causing compensation expense to increase by that amount over the prior period.

Occupancy expense increased approximately $61,000 due primarily to new branches being opened in new markets. Marketing expense increased $75,000 due to various promotions and new business development costs.

Miscellaneous expense decreased $146,000 due primarily to a $189,000 reduction in REO write downs compared to prior year for the comparable three month period.

Asset Quality
Non-performing assets to total assets increased from 0.97% at March 31, 2004 to
1.60% at March 31, 2005. Non-performing loans to total gross loans also increased from 1.12% to 1.88%, respectively, for the same periods.
Non-performing assets increased $5,415,000 from $8,457,000 at March 31, 2004 to
$13,872,000 at March 31, 2005.

In the first quarter of 2005 non-performing assets decreased by approximately
$1,000,000 from December 31, 2004. Non-performing assets as a percent of total assets decreased from 1.71% at December 31, 2004 to 1.60% at March 31, 2005, an
11 basis point improvement.

The increase in non-performing loans from March 31, 2004 to March 31, 2005 was primarily the result of two specific substandard loans that the Bank has previously discussed.

The first relates to a company that filed for Chapter 11 Bankruptcy protection on June 15, 2004. Substantially all of the assets of the company have been liquidated and the bankruptcy court is in the final stages of determining the disposition of sale proceeds. Management has continued to negotiate with other creditors and the stockholders of the company in an attempt to avoid prolonged and costly litigation. Initially management felt that while a total recovery was possible, a negotiated settlement could likely result in principal loss and therefore set a specific reserve of $500,000 to accommodate this potential. As a result of these settlement negotiations, a motion has been filed with the court, which, if granted by the court, would result in the Bank incurring a loss. Based on this motion and the anticipated payout, management has increased the specific reserve to $878,000 during the quarter. The court heard this motion on
April 25, 2005.  Settlement was received on May 6, 2005, resulting in a loss of
$874,000, which had been previously reserved for.

The second loan relates to the Bank's purchase of a $2,500,000 loan participation interest in a $4,000,000 line of credit to floor plan new cars originated by another commercial bank. The dealership is closed and the lead bank has disposed of most of the assets of the dealership to the anticipated buyer of the dealership. This sale is expected to conclude by early May. As of
March 31, 2005, the Bank had a net balance of $561,000 with a specific reserve of $368,000. There were no changes to this loan in the current quarter that materially affected the loan loss provision.

Management currently believes the reserve for these two loans to be adequate. It is possible, however, that additional losses may be realized as the businesses are liquidated. The ultimate amount of the impairment, for both of these loans, and the actual losses to the Bank, may be higher or lower depending on the value of the collateral ultimately realized. The Bank may be required to make additional provisions with respect to these loans if the actual value of the collateral is less than presently estimated. The Bank may recognize a recovery of the provision if the actual value is higher than anticipated.

Excluding the two loans described above, and the REO associated with them, the
Bank's nonperforming assets would be $6,698,000 at 3/31/05, or .77% of total assets. This ratio is more in line with the Bank's performance in this area prior to the third and fourth quarters of the previous year when these loans were classified as nonperforming.

FINANCIAL CONDITION:
Total assets as of March 31, 2005, were $865,442,000, a decrease of $2,765,000 from December 31, 2004, total assets of $868,207,000. Changes within the various balance sheet categories included a $6,312,000 increase in deposits and a decrease of $10,006,000 in loans receivable. The funds from deposits and loan repayments were used to pay off $8,650,000 of FHLB advances, fund an $8,204,000 increase in securities available for sale and the repurchase $2,131,000 of company stock.

Shareholders' equity decreased $1,852,000 during the same period. Retained earnings increased $1,349,000 from net income and decreased $751,000 for dividends paid and $2,006,000 million from stock buy backs. Common stock increased $682,000 from the exercise of common stock options and $19,000 from the related tax benefit of disqualifying dispositions of such options. Common stock decreased $125,000 from stock buy backs. The Company had a decrease from

$296,000 in unrealized losses in its securities available for sale portfolio, net of tax, to $1,906,000 unrealized losses over the three month period ended
March 31, 2005. This decrease in unrealized losses resulted in $1,055,000 of other comprehensive losses, net of tax, for the three month ended March 31,
2005. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $35,000 for the same three-month period.

At March 31, 2005, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

As of March 31, 2005
                             (Dollars in Thousands)
                                                              To be "Well-
                                                              Capitalized" under
                                                Minimum       Prompt Corrective
                                Actual          Requirements  Action Provisions
                                Amount   Ratio  Amount  Ratio  Amount   Ratio
Consolidated
  Tier I Capital to Risk-
  Weighted Assets              $75,426  11.26%  $26,787  4.00%  $40,181   6.00%
  Total Risk-Based Capital to
  Risk-Weighted Assets         $83,289  12.44%  $53,574  8.00%  $66,968  10.00%
  Tier I Leverage Ratio        $75,426   8.70%  $34,674  4.00%  $43,342   5.00%
HomeFederal Bank
  Tier I Capital to Risk-
  Weighted Assets              $84,127  12.58%  $26,758  4.00%  $40,137   6.00%
  Total Risk-Based capital  to
  Risk-Weighted Assets         $91,990  13.75%  $53,517  8.00%  $66,896  10.00%
  Tier I Leverage Ratio        $84,127   9.72%  $34,637  4.00%  $43,296   5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the
Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of
Indianapolis. At March 31, 2005, the Bank had $116,796,000 in such borrowings.
In addition, at March 31, 2005, the Bank had commitments to purchase loans of
$659,000, fund loan originations of $22,056,000, unused home equity lines of credit of $64,154,000 and unused commercial lines of credit of $34,246,000, as well as commitments to sell loans of $19,460,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended March 31, 2005, is not materially different from the results presented on page 13 of the annual report for the twelve month period ended
December 31, 2004, which is incorporated by reference herein.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company's repurchases of shares of its common stock during the quarter ended March 31, 2005.

                       (a)            (b)            (c)                    (d)
                                               Total number of        Maximum number of
                                               shares purchased       shares that
                                   Average     as part of             may yet be
                Total number of   price paid   publicly announced     purchased under the
    Period      shares purchased  per share    plans or programs (1)  plans or programs (1)
--------------  ----------------  ----------   ---------------------  ---------------------
  January 2005         -          $     0.00          -                 201,400
  February 2005     62,500        $    25.32       62,500               138,900
  March 2005        21,700        $    25.29       21,700               117,200
                ----------------   ---------   ---------------------
  First Quarter     84,200        $    25.31       84,200               117,200
                ================               =====================

(1)      The Company's current stock repurchase program, announced November 24,
         2004, authorized the repurchase of 5% of the Company's outstanding shares of common stock, or 201,400 such shares, on the open market, in block transactions or in private transactions. The program has no expiration date.

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

N/A

Item 5.  Other information

Effective  as of May 5, 2005, HomeFederal Bank (the “Bank”, a wholly  owned subsidiary of Home Federal  Bancorp, entered into a Settlement  Agreement  (the
“Settlement  Agreement”)  with Kiel Bros.  Oil Company,  Inc. and KP Oil, Inc.
(collectively,  the “Debtors”) to settle certain claims and actions among them relating  to  Debtor’s  debt to the Bank and the  Bank’s  assertion  of a valid, perfected, first priority mortgage lien and security interest in property of the
Debtors.

The Debtors were obligated to the Bank under notes in the  aggregate  original principal amount of $15,912,000, secured primarily by mortgage liens on property of the Debtors. On June 15, 2004, each of the Debtors filed a voluntary petition for relief under chapter 11 of the United States  Bankruptcy Code in the United
States  Bankruptcy  Court for the Southern District of  Indiana, Indianapolis
Division (the  “Court”). Thereafter, the Bank filed motions with the Court to, among other things, compel immediate payment of the secured debt and determine the validity, priority and extent of the Bank’s liens.

Pursuant to the terms of the Settlement Agreement, the Debtors and the Bank agreed that the Bank had a secured,  pre-bankruptcy  petition claim in the total amount of $12,500,000, which amount was paid in full to the Bank on May 6, 2005.
The parties also agreed that the Bank had an unsecured, pre-bankruptcy petition claim in the total amount of $2,167,252,  and agreed that any right to receive a distribution  on or with respect to this claim would be assigned to the Debtors, along with certain remaining mortgage liens on Debtors’ property.

In addition, the Bank agreed to dismiss its claims against the Debtors (other than claims related to the Settlement  Agreement), and both the Bank and the
Debtors mutually released, discharged and acquitted each other from any further claims relating to the bankruptcy cases.

The description of the material features of the Settlement Agreement provided above are qualified in their entirety by  reference to the full text of the
Settlement Agreement, a copy of which is attached as an exhibit to this
Quarterly Report and incorporated herein by reference.

Item 6.  Exhibits

 (a)  Exhibits
      10(1) Material Contract - Settlement Agreement
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

                              Home Federal Bancorp

DATE:   May 9, 2005                /S/ Lawrence E. Welker
                                   Lawrence E. Welker, Executive Vice President,
                                   Treasurer, and Chief Financial Officer

