Form 10-Q
period 2005-06-30
HOME FEDERAL BANCORP
filed 2005-08-05
CIK 867493

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2005

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

            501 Washington Street, Columbus, Indiana               47201
            ----------------------------------------               -----
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
                                  YES X NO_____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 2, 2005.

            Common Stock, no par value - 3,868,077 shares outstanding

                              HOME FEDERAL BANCORP
                                    FORM 10-Q

                                      INDEX

                                                                        Page No.

  PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheets                               3

                Consolidated Statements of Income                          4

                 Consolidated Statements of Cash Flows                     5

                 Notes to Consolidated Financial Statements                6

  Item 2. Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     9

             Forward looking statements                                    9

             Critical accounting policies                                  9

  Item 3. Quantitative and Qualitative Disclosures About
                    Market Risk                                           14

  Item 4. Controls and Procedures                                         14

  PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings                                              15

  Item 2.  Changes in Securities, Use of Proceeds and Issuer
               Purchases of Equity Securities                             15

  Item 3.  Defaults Upon Senior Securities                                15

  Item 4.  Submission of Matters to a Vote of Security Holders            15

  Item 5.  Other Information                                              16

  Item 6.  Exhibits                                                       16

  Signatures                                                              17

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)                                             June 30,   December 31,
                                                          2005         2004
                                                       ---------    ---------

Assets:
Cash ...............................................   $  29,840    $  24,729
Interest-bearing deposits ..........................       9,074       27,591
                                                       ---------    ---------
  Total cash and cash equivalents ..................      38,914       52,320
                                                       ---------    ---------

Securities available for sale at fair value
 (amortized cost $132,850 and $125,086).............     131,650      124,790
Securities held to maturity at amortized cost
 (fair value $1,548 and $1,801) ....................       1,529        1,779
Loans held for sale (fair value $3,545 and $2,653) .       3,506        2,617
Loans receivable, net of allowance for loan
 losses of $6,847 and $7,864 .......................     616,980      629,490
Investments in joint ventures ......................       2,872        3,550
Federal Home Loan Bank stock .......................       9,965        9,965
Accrued interest receivable, net ...................       3,695        3,700
Premises and equipment, net ........................      16,780       15,855
Real estate owned ..................................         905        2,019
Prepaid expenses and other assets ..................       8,669        8,909
Cash surrender value of life insurance .............      12,037       11,818
Goodwill, net ......................................       1,395        1,395
                                                       ---------    ---------
   Total Assets ....................................   $ 848,897    $ 868,207
                                                       =========    =========

Liabilities and Shareholders' Equity:
Liabilities:
    Deposits .......................................   $ 637,089    $ 640,181
    Federal Home Loan Bank Advances ................     111,788      125,446
    Senior debt ....................................      14,242       14,242
    Other borrowings ...............................         153          211
    Advance payments by borrowers for taxes
       and insurance ...............................          37           48
    Accrued expenses and other liabilities .........      11,739       10,715
                                                       ---------    ---------
      Total liabilities ............................     775,048      790,843
                                                       ---------    ---------

Shareholders' equity:
    No par preferred stock;
       Authorized:  2,000,000 shares
    Issued and outstanding: None
    No par common stock;
       Authorized:  15,000,000 shares
    Issued and outstanding:
       3,866,646 and 4,027,991 .....................      13,981       13,514
    Retained earnings, restricted ..................      60,692       64,138
    Accumulated other comprehensive income
      (loss), net ..................................        (824)        (288)
                                                       ---------    ---------
      Total shareholders' equity ...................      73,849       77,364
                                                       ---------    ---------
Total Liabilities and Shareholders' Equity .........   $ 848,897    $ 868,207
                                                       =========    =========

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)
(unaudited)                          Three Months Ended      Six Months Ended
                                          June 30,               June 30,
                                  ---------------------  ----------------------
Interest income:                       2005       2004         2005        2004
                                  ----------------------  ----------------------
   Loans receivable ..............$    9,808  $    9,553  $   19,303  $   19,223
   Securities available for sale
      and held to maturity .......     1,184       1,026       2,290       2,024
   Other interest income .........       150          55         322         109
                                  ----------  ----------  ----------  ----------
   Total interest income .........    11,142      10,634      21,915      21,356
                                  ----------  ----------  ----------  ----------
  Interest expense:
   Deposits ......................     3,051       2,608       5,994       5,292
   Advances from Federal Home
        Loan Bank ................     1,544       2,009       3,122       4,064
   Other borrowings ..............       196         167         378         368
                                  ----------  ----------  ----------  ----------
   Total interest expense ........     4,791       4,784       9,494       9,724
                                  ----------  ----------  ----------  ----------

Net interest income ..............     6,351       5,850      12,421      11,632
Provision for loan losses ........       112          35         258         281
                                  ----------  ----------  ----------  ----------
Net interest income after
 provision for loan losses .......     6,239       5,815      12,163      11,351
                                  ----------  ----------  ----------  ----------
 Other income:
   Gain on sale of loans .........       346         939         689       1,622
   Income from joint ventures ....       279          54         280         115
   Insurance, annuity income,
     other fees ..................       472         493       1,033         992
   Service fees on checking
     accounts ....................       900         731       1,626       1,387
   Net gain on real estate owned .        62          63          79         135
   Loan servicing income,
       net of impairments ........       163         272         651         396
   Miscellaneous .................       295         305         591         602
                                  ----------  ----------  ----------  ----------
  Total other income .............     2,517       2,857       4,949       5,249
                                  ----------  ----------  ----------  ----------
Other expenses:
   Compensation and employee
     benefits ....................     3,571       3,356       7,234       6,480
   Occupancy and equipment .......       888         774       1,760       1,585
   Service bureau expense ........       278         258         553         515
   Federal insurance premium .....        22          23          45          45
   Marketing .....................       354         192         606         369
   Miscellaneous .................     1,454       1,180       2,714       2,586
                                  ----------  ----------  ----------  ----------
  Total other expenses ...........     6,567       5,783      12,912      11,580
                                  ----------  ----------  ----------  ----------

Income before income taxes .......     2,189       2,889       4,200       5,020
Income tax provision .............       736         975       1,398       1,719
                                  ----------  ----------  ----------  ----------
Net Income .......................$    1,453  $    1,914  $    2,802  $    3,301
                                  ==========  ==========  ==========  ==========

Basic earnings per common share ..$     0.37  $     0.46  $     0.71  $     0.78
Diluted earnings per common share $     0.36  $     0.45  $     0.69  $     0.75

Basic weighted average number
 of shares ....................... 3,928,089   4,132,814   3,968,509   4,215,781
Dilutive weighted average number
 of shares ....................... 4,028,696   4,294,852   4,079,152   4,390,948
Dividends per share ..............$    0.188  $    0.188  $    0.375  $    0.375

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)                                             Six Months Ended
(unaudited)                                                    June 30,
                                                     ---------------------------
                                                          2005           2004
                                                    ----------------------------
Cash Flows From Operating Activities:
Net income                                          $      2,802   $      3,301
Adjustments to reconcile net income to
 net cash from operating activities:
    Accretion of discounts,
       amortization and depreciation                         924          1,133
    Provision for loan losses                                258            281
    Net gain from sale of loans                             (689)        (1,622)
    Income from joint ventures and
       net gain from real estate owned                      (359)          (250)
    Net loan fees deferred (recognized)                       (7)           (46)
    Proceeds from sale of loans held for sale             43,441         83,484
    Origination of loans held for sale                   (43,642)       (79,413)
    Net increase in accrued interest
        and other assets                                    (487)          (338)
    Increase in other liabilities                          1,125            389
                                                    -------------  -------------
 Net Cash From Operating Activities                        3,366          6,919
                                                    -------------  -------------

Cash Flows From Investing Activities:
Net principal received on loans                           12,811             78
Proceeds from:
    Maturities/Repayments of:
       Securities held to maturity                           250            323
       Securities available for sale                       9,685         15,774
    Sales of:
       Securities available for sale                       6,495         12,861
       Real estate owned and other asset sales             2,021            919
Purchases of:
    Loans                                                   (552)        (5,177)
    Securities available for sale                        (24,074)       (30,833)
Investment in joint ventures,net                             958            246
Acquisition of property and equipment                     (1,718)        (1,269)
                                                    -------------    -----------
  Net Cash From Investing Activities                       5,876         (7,078)
                                                    -------------  -------------

Cash Flows From Financing Activities:
Net increase (decrease) in deposits                       (3,092)        25,377
Proceeds from advances from Federal Home Loan Bank         6,500          1,000
Repayment of advances from Federal Home Loan Bank        (20,158)       (15,145)
Net increase(decrease) from overnight borrowings             (58)           589
Common stock options exercised                               707            841
Repurchase of common stock                                (5,071)        (9,953)
Payment of dividends on common stock                      (1,476)        (1,547)
                                                    -------------  -------------

Net Cash From Financing Activities                       (22,648)         1,162
                                                    -------------  -------------

Net increase (decrease) in cash
     and cash equivalents                                (13,406)         1,003
Cash and cash equivalents, beginning of period            52,320         34,178
                                                    -------------  -------------

Cash and Cash Equivalents, End of Period            $     38,914   $     35,181
                                                    =============  =============

Supplemental information:
Cash paid for interest                              $      9,528   $      9,809
Cash paid for income taxes                          $      1,216   $      1,714
Assets acquired through foreclosure                 $        959   $        105

See notes to consolidated financial statements

             Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal
Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial,
Inc. and HomeFederal Bank (the "Bank") and the Bank's wholly owned subsidiaries.
These consolidated interim financial statements at June 30, 2005, and for the three and six month periods ended June 30, 2005, have not been audited by independent registered public accounting firm, but reflect, in the opinion of the Company's management,all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2004.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, ("EPS") computations:

                                    Three months ended        Six months ended
                                        June 30,                 June 30,
                                  ---------------------   ----------------------
                                    2005        2004         2005        2004
                                    ----        ----         ----        ----
Basic EPS:
  Weighted average common shares  3,928,089   4,132,814    3,968,509   4,215,781
                                  =========   =========    =========   =========

Diluted EPS:
  Weighted average common shares  3,928,089   4,132,814    3,968,509   4,215,781
  Dilutive effect of
     stock options                  100,607     162,038      110,643     175,167
                                  ---------   ---------   ----------   ---------
  Weighted average common and
  incremental shares              4,028,696   4,294,852    4,079,152   4,390,948
                                  =========   =========   ==========   =========

3. Comprehensive Income
The following is a summary of the Company's total comprehensive income for the interim three and six month periods ended June 30, 2005 and 2004. (In thousands)

                                             Three months          Six months
                                                 ended               ended
                                                June 30,            June 30,
                                            ------------------------------------
                                             2005     2004        2005    2004
                                             ----     ----        ----    ----
 Net Income                                 $1,453   $1,914     $2,802   $3,301
  Other comprehensive income (loss):
    Unrealized holding gains
      (losses)from securities available
      for sale                                 706   (3,055)      (904)  (2,090)
    Reclassification adjustment for
      (gains) losses realized in income          -        -          -        -
    Unrealized gains (losses) from
       cash flow hedge                          30      174         88      230
                                            ------------------------------------
 Net unrealized gains (losses)                 736   (2,881)      (816)  (1,860)
 Tax effect                                   (252)     988        280      633
                                            ------------------------------------
 Other comprehensive income (loss),
   net of tax                                  484   (1,893)      (536)  (1,227)
                                            ------------------------------------
 Comprehensive Income                       $1,937   $   21     $2,266   $2,074
                                            ====================================

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

                                             For the Three        For the Six
                                              Months Ended        Months Ended
                                                June 30,           June 30,
                                           -------------------------------------
(dollars in thousands, except share data)    2005     2004       2005      2004
--------------------------------------------------------------------------------
Net income, as reported                     $1,453   $1,914     $2,802   $3,301
Deduct:  Total stock-based employee
     compensation expense determined
     under fair value based method for
     all awards, net of related tax
     effects                                   (20)     (15)      (172)     (31)
                                            -------  -------    -------  -------
 Pro forma net income                       $1,433   $1,899     $2,630   $3,270
                                            =======  =======    =======  =======

Earnings per share:
     Basic---as reported                    $ .37    $ .46      $ .71   $  .78
     Basic---pro forma                      $ .36    $ .46      $ .66   $  .78

     Diluted---as reported                  $ .36    $ .45      $ .69   $  .75
     Diluted---pro forma                    $ .36    $ .44      $ .64   $  .74

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
03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to
Certain Investments." Gross unrealized losses on available for sale securities and held to maturity securities were $1,392,000 and $3,000, respectively, at
June 30, 2005. The Company is currently evaluating the impact of EITF 03-1 and
FSP EITF Issue 03-1-1 and is unable to estimate what the impact of adoption, if any, will be.

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

SFAS No. 154, "Accounting Changes and Error Corrections--a replacement of APB
Opinion No. 20 and FASB Statement No. 3", is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15,
2005. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Management does not believe the adoption of SFAS No. 154 will have a material effect on its consolidated financial statements.

EITF 00-19-1, "Application of EITF Issue No. 00-19 to Freestanding Financial
Instruments Originally Issued as Employee Compensation," should be applied in accordance with the effective date and transition provisions of Statement
123(R).  EITF No. 00-19-1 clarifies that, for freestanding financial instruments originally issued as employee compensation, a requirement to deliver registered shares, in and of itself, will not result in liability classification. The company is currently evaluating the impact of EITF No. 00-19-1 and is unable to estimate what the impact of adoption, if any, will be.

DIG Statement 133 Implementation Issue No. B38, "Embedded Derivatives:
Evaluation of Net Settlement with Respect to the Settlement of a Debt Instrument through Exercise of an Embedded Put Option or Call Option" is effective the first day of the first fiscal quarter beginning after December 15, 2005. DIG
Implementation Issue No. B38 states that the potential settlement of a debtor's obligation to a creditor that would occur upon exercise of an embedded put option or call option meets the net settlement criterion in paragraph 9(a) of
FASB Statement No. 133, Accounting for Derivative Instruments and Hedging
Activities. The company is currently evaluating the impact of DIG Implementation
Issue No. B38 and is unable to estimate what the impact of adoption, if any, will be.

DIG Statement 133 Implementation Issue No. B39, "Embedded Derivatives:
Application of Paragraph 13(b) to Call Options That Are Exercisable Only by the
Debtor," is effective the first day of the first fiscal quarter beginning after
December 15, 2005. DIG Implementation Issue No. B39 states that the conditions in paragraph 13(b) of Statement 133 do not apply to an embedded call option in a hybrid instrument containing a debt host contract if the right to accelerate the settlement of the debt can be exercised only by the debtor (issuer/Borrower).
The company is currently evaluating the impact of DIG Implementation Issue No.
B39 and is unable to estimate what the impact of adoption, if any, will be.

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

CRITICAL ACCOUNTING POLICIES
The notes to the  consolidated  financial  statements  contain a summary  of the
Company's  significant  accounting  policies presented on pages 26 through 30 of the Company's annual report for the twelve month period ended December 31, 2004.
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

Valuation of  Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, ("MSR's"), based on the relative fair values of each. MSR's are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR's are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR's. Factors included in the calculation of fair value of the MSR's include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR's, resulting in different valuations of the MSR's. The differing valuations will affect the carrying value of the MSR's on the balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2005, MSR's had a carrying value of $2.8 million.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2005 Compared to Quarter Ended June 30, 2004

General
The Company reported net income of $1,453,000 for the quarter ended June 30,
2005, compared to $1,914,000 for the quarter ended June 30, 2004, a decrease of
$461,000 or 24.1%. Basic earnings per common share for the current quarter were
$0.37 compared to $0.46 for the quarter ended June 30, 2004. Diluted earnings per common share were $0.36 for the quarter ended June 30, 2005, compared to
$0.45 for the quarter ended June 30, 2004.

Net Interest Income
Net interest income before provision for loan losses increased $501,000 or 8.6%
for the quarter ended June 30, 2005, compared to the quarter ended June 30,
2004. This increase was due to a 27 basis point, (a basis point is defined as
1/100th of a percent), increase in the net interest margin to average interest earning assets, as the yields on interest earning assets increased 28 basis points while the cost of funds remained relatively stable, declining 1 basis point over the same period.

The provision for loan losses was $112,000 for the quarter ended June 30, 2005, an increase of $77,000, compared to the quarter ended June 30, 2004. The
$112,000 charge to the loan loss provision reflects the changing mix of the loan portfolio as commercial installment loans increased $8,998,000 during the second quarter of 2005. At June 30, 2005, the loan loss allowance covered 198.2% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan
Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended June 30,
2005 and 2004 is as follows:

  Quarter ended June 30: (in thousands)        2005         2004
  -------------------------------------        ----         ----
  Allowance beginning balance                $ 7,863      $ 7,609
  Provision for loan losses                      112           35
  Charge-offs                                 (1,159)         (87)
  Recoveries                                      31           26
                                             --------     --------
  Loan Loss Allowance ending balance         $ 6,847      $ 7,583
                                             ========     ========

  Allowance to Total Loans                     1.09%        1.17%
  Allowance to Nonperforming Assets             157%         108%

See the asset quality section for a discussion of the charge-offs in the quarter ended June 30, 2005. Net interest income after provision for loan loss increased
$424,000 or 7.3% for the three month period ended June 30, 2005 compared to the three months ended June 30, 2004.

Interest Income
Total interest income for the three month period ended June 30, 2005, increased
$508,000, or 4.8%, over the same period of the prior year. This increase is primarily the result of a 28 basis point increase in the weighted average interest rate earned on average interest earning assets for the quarter ended
June 30, 2005, as compared to the quarter ended June 30, 2004. The increase in interest rates reflects the changing mix of the balance sheet as average balances in total mortgages, residential and commercial, decreased $27,490,000 while average balances of higher earning nonmortgage loans increased $16,442,000 and average balances of securities increased $10,110,000 for the quarter ended
June 30, 2005 compared to the quarter ended June 30, 2004. In addition, interest rates in general were higher as evidenced by the prime rate that averaged 5.9%
in the second quarter of 2005 compared 4.0% in the second quarter of 2004.

Interest Expense
Total interest expense for the three month period ended June 30, 2005 remained relatively stable, increasing $7,000, or 0.2%, as compared to the same period a year ago. As with the interest earning assets, the changing mix of the balance sheet accounted for the stable interest expense in the rising rate environment of the two comparative quarters. The average balance of retail deposits increased $27,781,000, while the average balance of Federal Home Loan Bank advances, a more expensive source of funds, decreased $27,690,000 in the quarter ended June 30, 2005, as compared to the quarter ended June 30, 2004.

Other Income
Total other income for the three-month period ended June 30, 2005, decreased
$340,000 or 11.9% over the same period a year ago. This decrease was the net result of several factors including a decrease of $593,000 from the gain on sale of loans. For the three-month period ended June 30, 2004, the Bank originated approximately $54,981,000 in residential loans, compared to $33,153,000 for the three-month period ended June 30, 2005. In the second quarter of 2004, the Bank sold approximately $44,162,000 of the loans originated versus $17,594,000 in the second quarter of 2005. The difference in loan activity for these two periods was the result of the lower interest rate environment in 2004, as compared to
2005 which resulted in the second quarter of 2004 experiencing higher volumes of mortgage loan refinance activity.

Another factor that decreased other income is the $109,000 decrease in loan servicing income, net of impairments, for the three months ended June 30, 2005, compared to June 30, 2004. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the Bank retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. In the three-month period ended June 30, 2005 the impairment charge was $33,000 compared to the same period ending June 30, 2004 where the impairment recovery was $138,000 for a decrease in pre-tax income of $171,000. The amortization charge in the current three-month period was $344,000 compared to $385,000 for the same period a year ago.

Two factors that offset the decreases in gain on sale of loans and loan servicing income, were the increases in joint venture income and service fees on deposit accounts of $225,000 and $169,000, respectively. The increase in joint venture income was the result of the sale of a large commercial property by one of the bank's joint ventures. On December 31, 2001, HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. The Company is in the process of developing exit strategies and is currently mandated to divest itself of these activities by
December 31, 2005, with a one-year extension available, subject to regulatory approval. Due to the planned divestiture of the joint venture activity, this increased income is unlikely to occur in future quarters. The increase in service fees on deposit accounts is due primarily to the successful free checking campaign the Bank is currently engaged in. The Bank had 15,700 and
14,000 free checking accounts as of June 30, 2005 and 2004, respectively.

Other Expenses
Other expenses for the three month period ended June 30, 2005 increased
$784,000, or 13.6% over the three month period ended June 30, 2004. This increase resulted from various factors including a $215,000 increase in compensation expenses for the three months ended June 30, 2005, compared to the three months ended June 30, 2004. This increase was due primarily to personnel cost associated with staffing of a new branch office location on the south side of Indianapolis, increased cost of employee benefits and reductions in expense deferrals related to loan origination activities due to a decrease in residential mortgage volume. Another factor increasing other expenses was a
$162,000 increase in marketing expenses for the quarter ended June 2005, compared to the same period a year ago. This increase in marketing was used primarily to support the free checking promotion and advertising for the new office on the south side of Indianapolis that opened in January of 2005.
Occupancy expenses increased $114,000 for the second quarter of 2005 as compared to the second quarter of 2004 due in part to the opening of the new branch.
Miscellaneous expense increased $274,000 for the quarter due primarily to increased professional fees associated with the final disposition of two large non-performing commercial loans as well as professional fees associated with review of internal control documentation required by Sarbanes-Oxley.

Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004:

General
The Company reported net income of $2,802,000 or $.69 diluted earnings per share, for the six months ended June 30, 2005, compared to $3,301,000, or $.75 diluted earnings per share, for the same period a year ago, a decrease of
$499,000 or a 8.0% decrease in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses increased $789,000 for the six month period ended June 30, 2005, compared to the same period ended June 30,
2004.

The change to the loan loss allowance for the six month period ended June 30,
2005 is as follows:

Six months ended June 30: (in thousands)    2005      2004
----------------------------------------    ----      ----
Allowance beginning balance               $ 7,864    $7,506
Provision for loan losses                     258       281
Charge-offs                                (1,325)     (245)
Recoveries                                     50        41
                                           -------   -------
Loan Loss Allowance                       $ 6,847    $7,583
                                           =======   =======

Allowance to Total Loans                    1.09%     1.17%
Allowance to Nonperforming Assets            157%      108%

Interest Income
Total interest income for the six month period ended June 30, 2005 increased
$559,000 or 2.6%, compared to the six month period ended June 30, 2004. This increase is primarily the result of a 16 basis point increase in the weighted average interest rate earned on average interest earning assets for the six month period ended June 30, 2005, as compared to the six month period ended June
30, 2004. Similar to the quarterly increase, the increase in interest rates reflects the changing mix of the balance sheet as average balances in total mortgages, residential and commercial, decreased $21,659,000 while average balances of higher earning nonmortgage loans increased $13,166,000 and average balances of securities increased $6,860,000 for the six month period ended June
30, 2005, compared to the six month period ended June 30, 2004. Analogous to the quarterly interest rates discussed earlier, interest rates in general were higher for the year to date comparative periods as well.

Interest Expense
Total interest expense for the six month period ended June 30, 2005 decreased
$230,000, compared to the six month period ended June 30, 2004. Again, the changing mix of the balance sheet accounted for the decrease in interest expense in the rising rate environment of the two comparative periods. The average balance of retail deposits increased $26,886,000, while the average balance of higher costing Federal Home Loan Bank advances decreased $28,320,000 in the six month period ended June 30, 2005, as compared to the six month period ended June
30, 2004.

Other Income
Total other income for the six month period ended June 30, 2005 decreased
$300,000 or 5.7% as compared to the same period one year ago. This decrease was the net result of the some of the same factors discussed in the second quarter results above. Gain on sale of loans decreased $933,000 as a result of the volume of loan sales to the secondary market in 2005 declining $45,680,000 from the volume of loan sales in 2004. Factors that offset the decrease in income from loans sales include increases in income from joint ventures and service fees on deposit accounts, which increased $165,000 and $239,000, respectively.
These increases in income from joint ventures and service fees on deposit accounts for the six month period ended June 30, 2005, mirror the increases explained in the quarterly discussion. Additionally, the increase in loan serving income, net of impairments, was primarily due to a $287,000 recovery of impairment charges in 2005, versus a $118,000 recovery of impairment charges in
2004. As well as a reduction of $70,000 in amortization charges of mortgage servicing rights for the two comparative periods.

Other Expenses
Total other expenses for the six month period ended June 30, 2005 increased
$1,332,000 or 11.5%. This increase is primarily the result of a $754,000 increase in compensation and employee benefits, due in part to a $210,000 increase in temporary employee expense associated with outsourced projects in the technology area of the Company, as well as increases in retirement and health insurance costs, and the staffing of the new Indianapolis branch. The outsourced projects were completed in April 2005. Therefore the related outsourcing expenses should not continue at this level for the remainder of the year. In addition, costs that are deferred as a result of loan production in accordance with FASB 91 were approximately $207,000 less than a year ago causing compensation expense to increase by that amount over the prior period.
Additional increases to other expenses include occupancy and equipment, marketing and miscellaneous expenses which increased $175,000, $237,000 and
$128,000, respectively for the year to date comparative periods. The occupancy and equipment and marketing increases primarily related to the new branch opening and the free checking promotion communicated in the quarterly discussion. The increase in miscellaneous expenses was smaller in the year to date comparisons than the increase in the quarterly comparison due primarily to a $189,000 reduction in REO write downs in the six month period ended June 30,
2005.

Asset Quality
Non-performing assets to total assets decreased from 0.82% at June 30, 2004 to
0.51% at June 30, 2005. Non-performing loans to total gross loans decreased from
0.94% to 0.55%, respectively, for the same periods. Non-performing assets to total assets decreased to 0.51% at June 30, 2005 from 1.71% at December 31,
2004. Non-performing loans to total gross loans decreased to 0.55% at June 30,
2005 from 2.01% at December 31, 2004. The improvement in the asset quality ratios during the quarter resulted primarily from the final disposition of assets related to two large commercial loans which were classified as non-performing in 2004. The disposal of remaining loans and collateral associated with these commercial relationships resulted in a $7.2 million reduction in non-performing assets. In addition, the final disposition of these assets resulted in charge offs during the quarter which reduced the allowance for loan losses. However, specific reserves previously established on these loans were adequate to cover the charge offs and there was no significant impact of these loans on the provision for loan losses during the quarter.

The ratio of the allowance for loan losses to total loans was 1.09% at June 30,
2005. In addition, the allowance for loan losses to non-performing loans is
198%. The current non-performing asset ratios as of June 30, 2005 are more indicative of the historical quality of the loan portfolio.

FINANCIAL CONDITION:
Total assets as of June 30, 2005, were $848,897,000, which was a decrease of
$19,310,000 from December 31, 2004, total assets of $868,207,000. Changes within the various balance sheet categories included a $12,510,000 decrease in loans receivable that reflects a $13,440,000 decrease in commercial real estate loans, including $5,441,000 from the resolution of a large nonaccrual commercial loan.
Additionally, residential loans decreased $6,640,000, while commercial installment loans increased $7,037,000. Interest bearing deposits decreased
$18,517,000 during the first six months of 2005. These funds were primarily used to pay off Federal Home Loan Bank advances, which decreased $13,658,000.

Shareholders' equity decreased $3,515,000 during the same period. Retained earnings increased $2,802,000 from net income and decreased $1,476,000 for dividends paid and $4,772,000 from stock buy backs. Common stock increased
$708,000 from the exercise of common stock options and $59,000 from the related tax benefit of disqualifying dispositions of such options. Common stock decreased $300,000 from stock buy backs. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $589,000 for the six months ended June 30, 2005. Additionally, the
Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $53,000 for the same six month period.

At June 30, 2005, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

                                          As of June 30, 2005
                                        (Dollars in Thousands)
                                                                  To be "Well-
                                                              Capitalized" under
                                                  Minimum      Prompt Corrective
                                 Actual         Requirements   Action Provisions
                             Amount   Ratio    Amount   Ratio    Amount   Ratio
Consolidated
  Tier I Capital to
  Risk-Weighted Assets       $73,280  11.10%   $26,408  4.00%    $39,611   6.00%
  Total Risk-Based Capital
  to Risk-Weighted Assets    $80,127  12.14%   $52,815  8.00%    $66,019  10.00%
  Tier I Leverage Ratio      $73,280   8.54%   $34,340  4.00%    $42,925   5.00%
HomeFederal Bank
  Tier I Capital to
  Risk-Weighted Assets       $84,134  12.76%   $26,375  4.00%    $39,562   6.00%
  Total Risk-Based to
  Risk-Weighted Assets       $90,981  13.80%   $52,749  8.00%    $65,936  10.00%
  Tier I Leverage Ratio      $84,134   9.81%   $34,303  4.00%    $42,878   5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the
Federal Home Loan Bank ("FHLB") system, the Bank may borrow from the FHLB of
Indianapolis. At June 30, 2005, the Bank had $111,788,000 in such borrowings. In addition, at June 30, 2005, the Bank had commitments to purchase loans of
$234,000, fund loan originations of $33,469,000, unused home equity lines of credit of $62,351,000 and unused commercial lines of credit of $30,902,000, as well as commitments to sell loans of $17,311,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended June 30, 2005 is not materially different from the results presented on page 13 of the Company's annual report for the twelve month period ended December 31, 2004, which is incorporated by reference herein.

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
--------------------------------------------------------------------------------

The following table provides information on the Company's repurchases of shares of its common stock during the quarter ended June 30, 2005.

                  (a)           (b)             (c)                 (d)
                                          Total number of      Maximum number of
                                          shares purchased     shares that may yet
               Total number   Average     as part of           be purchased under
               of shares      price paid  publicly announced   the plans or
Period         purchased      per share   plans or programs(1) programs (1)
----------    --------------  ----------  -------------------- -----------------
 April 2005       -          $  0.00           -                  117,200
 May 2005       97,000       $ 25.09         97,000                20,200
 June 2005      20,200       $ 25.05         20,200                   -
               -------------  ----------  --------------------  ----------------
Second Quarter  117,200      $ 25.08        117,200                   0
               =============              ====================

(1)  The Company's current stock repurchase program, announced November 24,
     2004, authorized the repurchase of 5% of the Company's outstanding shares of common stock, or 201,400 such shares, on the open market, in block transactions or in private transactions. The program has no expiration date. The Company completed the repurchase of these shares on June 14, 2005.

(2)  On July 26,2005, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company's outstanding shares of common stock or 143,000 such shares. Such purchases will be made in block or open market transactions, subject to market conditions.

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

On April 26, 2005, the Corporation held its Annual Meeting of Shareholders. A total of 3,412,451 shares were present in person or by proxy at the meeting. The following director nominees received the following votes and votes withheld at that meeting:
                                     For                    Votes Withheld
John K. Keach, Jr.                 3,336,129                     76,322
(three year term)
David W. Laitinen, M. D.           3,337,829                     74,422
(three year term)

The terms of office of the following directors continued after the Annual
Meeting of Shareholders:

                                                 Term Expiring
John M. Miller                                       2006
Harvard W. Nolting, Jr.                              2006
John T. Beatty                                       2007
Harold Force                                         2007

Item 5.  Other information

N/A

Item 6.  Exhibits

(a)   Exhibits
      10(ay) Employment agreement of Mark T. Gorski
      31(1) Certification required by 12 C.F.R. 240.13a-14(a).
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

                                           Home Federal Bancorp

DATE:  August 5,  2005        /S/ Mark T. Gorski
      -----------------       -------------------------------------------
                              Mark T. Gorski, Executive Vice President,
                              Treasurer, and Chief Financial Officer

