Form 10-Q
period 2005-09-30
HOME FEDERAL BANCORP
filed 2005-11-09
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number: O-18847

HOME FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

Indiana	35-1807839
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

501 Washington Street, Columbus, Indiana	47201
(Address of Principal Executive Offices)	(Zip Code)

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
YES ☒  NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)
YES ☒  NO ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2005.

Common Stock, no par value - 3,819,370 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

Index

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)
	September 30, 2005	December 31, 2004

Assets:
Cash	$23,180	$24,729
Interest-bearing deposits	27,231	27,591
Total cash and cash equivalents	50,411	52,320

Securities available for sale at fair value (amortized cost $129,887 and $125,086)	128,300	124,790
Securities held to maturity at amortized cost (fair value $1,814 and $1,801)	1,810	1,779
Loans held for sale (fair value $4,632 and $2,653)	4,578	2,617
Loans receivable, net of allowance for loan losses of $6,900 and $7,864	613,550	629,490
Investments in joint ventures	2,921	3,550
Federal Home Loan Bank stock	9,965	9,965
Accrued interest receivable, net	3,858	3,700
Premises and equipment, net	16,932	15,855
Real estate owned	377	2,019
Prepaid expenses and other assets	8,014	8,909
Cash surrender value of life insurance	12,809	11,818
Goodwill, net	1,395	1,395

Total Assets	$854,920	$868,207

Liabilities and Shareholders' Equity:
Liabilities:
Deposits	$658,261	$640,181
Federal Home Loan Bank Advances	96,033	125,446
Senior debt	14,242	14,242
Other borrowings	32	211
Advance payments by borrowers for taxes and insurance	272	48
Accrued expenses and other liabilities	12,877	10,715
Total liabilities	781,717	790,843

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,817,939 and 4,027,991	14,067	13,514
Retained earnings, restricted	60,195	64,138
Accumulated other comprehensive loss, net	(1,059)	(288)

Total shareholders' equity	73,203	77,364

Total Liabilities and Shareholders' Equity	$854,920	$868,207

See notes to consolidated financial statements

Index

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Interest income:	2005	2004	2005	2004
Loans receivable	$10,095	$9,459	$29,398	$28,682
Securities available for sale and held to maturity	1,180	1,034	3,470	3,056
Other interest income	229	41	551	152
Total interest income	11,504	10,534	33,419	31,890

Interest expense:
Deposits	3,433	2,701	9,427	7,993
Advances from Federal Home Loan Bank	1,429	1,880	4,551	5,944
Other borrowings	209	160	587	528
Total interest expense	5,071	4,741	14,565	14,465

Net interest income	6,433	5,793	18,854	17,425
Provision for loan losses	331	1,887	589	2,168
Net interest income after provision for loan losses	6,102	3,906	18,265	15,257

Other income:
Gain on sale of loans	459	435	1,148	2,057
Income from joint ventures	75	13	355	128
Insurance, annuity income, other fees	550	403	1,583	1,395
Service fees on deposit accounts	908	773	2,534	2,160
Net gain on real estate owned	19	88	98	223
Loan servicing income, net of impairments	260	95	911	491
Miscellaneous	353	309	944	911
Total other income	2,624	2,116	7,573	7,365

Other expenses:
Compensation and employee benefits	3,568	3,308	10,802	9,787
Occupancy and equipment	956	770	2,716	2,355
Service bureau expense	276	235	829	750
Federal insurance premium	22	21	67	67
Marketing	270	132	876	501
Miscellaneous	1,211	1,249	3,925	3,835
Total other expenses	6,303	5,715	19,215	17,295

Income before income taxes	2,423	307	6,623	5,327
Income tax provision (credit)	815	(29)	2,213	1,690
Net Income	$1,608	$336	$4,410	$3,637

Basic earnings per common share	$0.42	$0.08	$1.12	$0.88
Diluted earnings per common share	$0.41	$0.08	$1.09	$0.84

Basic weighted average number of shares	3,841,810	4,011,229	3,925,812	4,147,099
Dilutive weighted average number of shares	3,944,895	4,138,442	4,033,907	4,305,589
Dividends per share	$0.188	$0.188	$0.563	$0.563

See notes to consolidated financial statements

Index
HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended
(unaudited)	September 30,
	2005	2004
Cash Flows From Operating Activities:
Net income	$4,410	$3,637
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,362	1,652
Provision for loan losses	589	2,168
Net gain from sale of loans	(1,148)	(2,057)
Income from joint ventures and net gain from real estate owned	(453)	(351)
Net loan fees recognized	(58)	(57)
Proceeds from sale of loans held for sale	73,400	105,064
Origination of loans held for sale	(74,213)	(104,084)
Net decrease in accrued interest and other assets	(38)	(206)
Increase in other liabilities	2,541	165
Net Cash From Operating Activities	6,392	5,931

Cash Flows From Investing Activities:
Net principal received (disbursed) on loans	17,054	(5,660)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	358	421
Securities available for sale	17,714	21,194
Sales of:
Securities available for sale	7,291	17,089
Real estate owned and other asset sales	2,625	1,332
Purchases of:
Loans	(1,645)	(6,944)
Securities available for sale	(29,974)	(40,553)
Securities held to maturity	(390)	(371)
Repayment of joint ventures	984	1,301
Investment in cash surrender value of life insurance	(655)	-
Acquisition of property and equipment	(2,269)	(2,374)
Net Cash From Investing Activities	11,093	(14,565)

Cash Flows From Financing Activities:
Net increase in deposits	18,080	49,790
Proceeds from advances from Federal Home Loan Bank	6,500	16,500
Repayment of advances from Federal Home Loan Bank	(35,913)	(38,650)
Net increase (decrease) from other borrowings	(179)	835
Common stock options exercised	859	1,402
Repurchase of common stock	(6,550)	(9,953)
Payment of dividends on common stock	(2,191)	(2,302)
Net Cash From Financing Activities	(19,394)	17,622

Net increase (decrease) in cash and cash equivalents	(1,909)	8,988
Cash and cash equivalents, beginning of period	52,320	34,178
Cash and Cash Equivalents, End of Period	$50,411	$43,166

Supplemental information:
Cash paid for interest	$15,417	$14,440
Cash paid for income taxes	$1,216	$1,714
Assets acquired through foreclosure	$1,109	$503

See notes to consolidated financial statements

Index

Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly owned subsidiaries. These consolidated interim financial statements at September 30, 2005, and for the three and nine month periods ended September 30, 2005, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2004.

2.  Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic EPS:
Weighted average common shares	3,841,810	4,011,229	3,925,812	4,147,099

Diluted EPS:
Weighted average common shares	3,841,810	4,011,229	3,925,812	4,147,099
Dilutive effect of stock options	103,085	127,213	108,095	158,490
Weighted average common and incremental shares	3,944,895	4,138,442	4,033,907	4,305,589

Antidilutive shares	130,099	92,599	116,912	64,120

3.  Comprehensive Income
The following is a summary of the Company’s total comprehensive income for the interim three and nine month periods ended September 30, 2005 and 2004. (In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net Income	$1,608	$336	$4,410	$3,637
Other comprehensive income (loss):
Unrealized holding gains (losses) from securities available for sale	(387)	1,959	(1,291)	(131)
Reclassification adjustment for (gains) losses realized in income	-	-	-	-
Unrealized gains from cash flow hedge	32	24	120	254
Net unrealized gains (losses)	(355)	1,983	(1,171)	123
Tax effect	120	(686)	400	(53)
Other comprehensive income (loss), net of tax	(235)	1,297	(771)	70
Comprehensive Income	$1,373	$1,633	$3,639	$3,707

Index

4.  Stock Based Compensation
The Company has stock-based employee compensation plans, which are accounted for under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(dollars in thousands, except share data)	2005	2004	2005	2004
Net income, as reported	$1,608	$336	$4,410	$3,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(12)	(200)	(43)

Pro forma net income	$1,580	$324	$4,210	$3,594

Earnings per share:
Basic---as reported	$.42	$.08	$1.12	$.88
Basic---pro forma	$.41	$.08	$1.07	$.87

Diluted---as reported	$.41	$.08	$1.09	$.84
Diluted---pro forma	$.40	$.08	$1.04	$.83

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

6.  Pension and Other Retirement Benefit Plans
The Bank participates in a noncontributory multi-employer pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the plan. There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Bank, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. However, as of June 30, 2004, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits. The Bank had contribution expenses of $319,000 and $233,000 for the three months ended September 30, 2005 and 2004, respectively. No cash contributions were made to the multi-employer pension plan for these same periods. The Bank had contribution expenses of $839,000 and $700,000 for the nine months ended September 30, 2005 and 2004, respectively. Cash contributions to the multi-employer pension plan for these same periods were $76,000 and $752,000, respectively.

The Bank has entered into supplemental retirement agreements for certain officers. The net periodic pension cost, including the detail of its components for the nine months ended September 30, 2005 and 2004 is estimated as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2005	2004	2005	2004
Service cost	$23	$17	$69	$51
Interest cost	49	46	147	137
Amortization of prior service cost	63	54	190	163

Net periodic pension cost	$135	$117	$406	$351

Index

The Bank previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to pay benefits of $190,000 in 2005. As of September 30, 2005, the Bank has paid $135,000 in benefits and presently anticipates paying an additional $55,000 in the fourth quarter of 2005.

7.  New Accounting Pronouncements
The Securities and Exchange Commission staff published Staff Accounting Bulletin, (“SAB”), No. 105, “Loan Commitments Accounted for as Derivative Instruments” effective for financial statements issued after March 31, 2004, providing guidance regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. The adoption of SAB No. 105 did not have a material effect on the Company’s consolidated financial statements.

EITF Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” provides guidance for determining when an investment is considered impaired (when fair value is less than cost), for evaluating whether impairment is other-than-temporary, and, if other-than-temporary, requiring recognition of an impairment loss equal to the difference between the investment's cost and its fair value.   Generally, an impairment is considered other-than-temporary unless:  (a) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for a forecasted recovery of fair value equal to (or more than) the cost of the investment; and (b) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary.  The Financial Accounting Standards Board, (“FASB”), delayed the effective date for the measurement and recognition guidance contained in paragraphs 10 - 20 of EITF Issue 03-1 by FSP EITF Issue 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," posted September 30, 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FSP EITF Issue 03-1-a, "Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.“ Gross unrealized losses on available for sale securities and held to maturity securities were $1,720,000 and $11,000, respectively, at September 30, 2005.  The Company is currently evaluating the impact of EITF 03-1 and FSP EITF Issue 03-1-1 and is unable to estimate what the impact of adoption, if any, will be.

SFAS No. 123 - R (Revised 2004) is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. This Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company is currently evaluating the impact of SFAS No. 123 - R and is unable to estimate what the impact of adoption, if any, will be.

AcSec issued Statement of Position, (“SOP”), 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the entity. Management does not believe the adoption of SOP 03-3 will have a material effect on its consolidated financial statements.

Index

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the financial condition of issuers of the Company’s investments and borrowers, changes in economic condition of the Company’s market area, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 26 through 30 of the Company’s annual report for the twelve month period ended December 31, 2004. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of mortgage servicing rights, (“MSR’s”).

Allowance for Loan Losses
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the loan’s observable market price or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses charged to operating expense. Loan losses are charged against the allowance when management believes the loans are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The Company maintains an allowance for loan losses to absorb probable loan losses inherent in the portfolio. The allowance for loan losses is maintained at a level management considers to be adequate to absorb probable loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The Company’s methodology for assessing the appropriate allowance level consists of several key elements, as described below.

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

Historical loss rates for commercial and consumer loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s credit review function.

Index

Finally, a portion of the allowance is maintained in recognition of the inherent inability to precisely determine the loss potential based on factors such as current economic conditions, trends in the Company’s loan portfolio delinquency, losses and recoveries, level of under performing and nonperforming loans, and concentrations of loans in any one industry.

Valuation of Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, (“MSR’s”), based on the relative fair values of each. MSR’s are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR’s are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR’s. Factors included in the calculation of fair value of the MSR’s include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR’s, resulting in different valuations of the MSR’s. The differing valuations will affect the carrying value of the MSR’s on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2005, MSR’s had a carrying value of $2.7 million.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2005 Compared to Quarter Ended September 30, 2004

General
The Company reported net income of $1,608,000 for the quarter ended September 30, 2005, compared to $336,000 for the quarter ended September 30, 2004, an increase of $1,272,000.  Basic earnings per common share for the current quarter were $0.42 compared to $0.08 for the quarter ended September 30, 2004. Diluted earnings per common share were $0.41 for the quarter ended September 30, 2005, compared to $0.08 for the quarter ended September 30, 2004. Earnings in the third quarter of the prior year were negatively impacted by provision for loan loss expense associated with the establishment of specific reserves related to two large commercial loans. The final disposition of these two commercial loans occurred in the second quarter of 2005.

Net Interest Income
Net interest income before provision for loan losses increased $640,000 or 11.1% for the quarter ended September 30, 2005, compared to the quarter ended September 30, 2004. This increase was due to a 32 basis point, (a basis point is defined as 1/100th of a percent), increase in the net interest margin to average interest earning assets, as the yields on interest earning assets increased more rapidly, rising 48 basis points, than the cost of funds which increased 17 basis points over the same period.

The provision for loan losses was $331,000 for the quarter ended September 30, 2005, a decrease of $1,556,000, compared to the quarter ended September 30, 2004. As stated above, provision expense for the prior year includes expense related to specific reserves established for two large commercial loans. The $331,000 charge to the loan loss provision primarily reflects the $278,000 of net charge offs that occurred during the quarter. At September 30, 2005, the loan loss allowance covered 202.4% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended September 30, 2005 and 2004 is as follows:

Quarter ended September 30: (in thousands)	2005	2004
Allowance beginning balance	$6,847	$7,583
Provision for loan losses	331	1,887
Charge-offs	(302)	(900)
Recoveries	24	56
Loan Loss Allowance ending balance	$6,900	$8,626

Allowance to Total Loans	1.10%	1.31%
Allowance to Nonperforming Assets	182.3%	55%

Index

Net interest income after provision for loan losses increased $2,196,000 or 56.2% for the three month period ended September 30, 2005 compared to the three months ended September 30, 2004.

Interest Income
Total interest income for the three month period ended September 30, 2005, increased $970,000, or 9.2%, over the same period of the prior year. This increase is primarily the result of a 48 basis point increase in the weighted average interest rate earned on average interest earning assets for the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004. The increase in interest rates reflects the rising rate environment of the two comparative quarters as evidenced by the prime rate which was approximately 200 basis points higher in the quarter ended September 30, 2005 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended September 30, 2005 increased $330,000, or 7.0%, as compared to the same period a year ago. The changing mix of the balance sheet accounted for the smaller rise in interest expense in the rising rate environment of the two comparative quarters. The average balance of retail deposits increased $44,785,000, while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $35,297,000 and $12,277,000, respectively, in the quarter ended September 30, 2005, as compared to the quarter ended September 30, 2004.

Other Income
Total other income for the three-month period ended September 30, 2005, increased $508,000 or 24.0% over the same period a year ago. This increase was the result of several factors including an increase of $165,000 in loan servicing income, net of impairments, for the three months ended September 30, 2005, compared to September 30, 2004. The originated mortgage servicing rights asset is reviewed for impairment each quarter. This asset is created when mortgage loans are sold and the Bank retains the servicing rights. The servicing rights are recognized as income at the time the loan is sold and the servicing asset is also recorded. The asset is then amortized as an expense to mortgage servicing income over the life of the loan. The impairment charge is the recognition of the change in value of mortgage servicing rights that result with changes in interest rates and loan prepayment speeds. Mortgage servicing portfolios typically decline in value as interest rates drop and increase in value as rates rise. The reason for this decline in value is as rates drop, prepayment speeds increase causing the average life of the servicing portfolio to shorten. This reduces the amount of servicing income the Bank receives over time and thus reduces the value of the servicing portfolio. If rates rise the opposite occurs, prepayments slow, the average life of the mortgage servicing portfolio lengthens, increasing the amount of servicing income the Bank receives over time thus increasing the value of the servicing portfolio. In the three-month period ended September 30, 2005 the impairment recovery was $72,000 compared to the same period ending September 30, 2004 where the impairment charge was $38,000 for an increase in pre-tax income of $110,000. The amortization charge in the current three-month period was $333,000 compared to $388,000 for the same period a year ago.

Two other categories that increased other income include insurance, annuity income, other fees and service fees on deposit accounts which increased $147,000 and $135,000, respectively. The increase in insurance, annuity income, other fee income reflects a $70,000 increase in brokerage income, as well as a $61,000 increase in fees received from prepayment penalties on commercial loans. The increase in service fees on deposit accounts is due primarily to the successful free checking campaign the Bank is currently engaged in. The Bank had 16,000 and 14,000 free checking accounts as of September 30, 2005 and 2004, respectively. Free checking accounts are not charged a monthly maintenance fee and do not require a minimum balance amount, however the free checking accounts are charged for overdraft and non-sufficient fund activity.

Other Expenses
Other expenses for the three month period ended September 30, 2005 increased $588,000, or 10.3% over the three month period ended September 30, 2004. This increase resulted primarily from three factors including a $260,000 increase in compensation expenses for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. This increase was due primarily to personnel cost associated with staffing of a new branch office location on the south side of Indianapolis and increased cost of employee benefits. Occupancy expenses increased $186,000 for the third quarter of 2005 as compared to the third quarter of 2004 due in part to the opening of the new branch and increased property taxes associated with new branches and a former $1,173,000 real estate owned property that has been reclassified into premises and equipment for use as an administration building. Marketing expenses increased $138,000 for the quarter due primarily to expenses associated with supporting the new Indianapolis branch, as well as the checking account campaign.

Index

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004:

General
The Company reported net income of $4,410,000 or $1.09 diluted earnings per share, for the nine months ended September 30, 2005, compared to $3,637,000, or $.84 diluted earnings per share, for the same period a year ago, an increase of $773,000 or a 29.8% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses increased $1,429,000 or 8.2% for the nine month period ended September 30, 2005, compared to the same period ended September 30, 2004. This increase was due to a 25 basis point increase in the net interest margin to average interest earning assets, as the yields on interest earning assets increased as a result of the rising rate environment, while the cost of funds remained relatively stable due to the shifting mix of liabilities on the balance sheet.

The change to the loan loss allowance for the nine month period ended September 30, 2005 is as follows:

Nine months ended September 30: (in thousands)	2005	2004
Allowance beginning balance	$7,864	$7,506
Provision for loan losses	589	2,168
Charge-offs	(1,628)	(1,145)
Recoveries	75	97
Loan Loss Allowance	$6,900	$8,626

Interest Income
Total interest income for the nine month period ended September 30, 2005 increased $1,529,000 or 4.8%, compared to the nine month period ended September 30, 2004. This increase is primarily the result of a 27 basis point increase in the weighted average interest rate earned on average interest earning assets for the nine month period ended September 30, 2005, as compared to the nine month period ended September 30, 2004. Similar to the quarterly interest rates discussed earlier, interest rates in general were higher for the year to date comparative periods as well.

Interest Expense
Total interest expense for the nine month period ended September 30, 2005 increased $100,000, compared to the nine month period ended September 30, 2004. Again, the changing mix of the balance sheet accounted for the slight increase in interest expense in the rising rate environment of the two comparative periods. The average balance of retail deposits increased $32,931,000, while the average balance of higher costing Federal Home Loan Bank advances decreased $30,679,000 in the nine month period ended September 30, 2005, as compared to the nine month period ended September 30, 2004.

Other Income
Total other income for the nine month period ended September 30, 2005 increased $208,000 or 2.8% as compared to the same period one year ago. This increase was the net result of several factors. Gain on sale of loans decreased $909,000 as a result of the volume of loan sales to the secondary market in 2005 declining $31,664,000 from the volume of loan sales in 2004. Another factor that decreased other income was a $125,000 decline in net gain on real estate owned and repossessed assets. This decline was due to the smaller real estate owned portfolio the Bank has held in the current year.

Factors that offset these decreases in other income include a $227,000 increase in income from joint ventures, a $188,000 increase in insurance, annuity income, other fees, a $374,000 increase in service fees on deposit accounts and a $420,000 increase in loan servicing income, net of impairment. The increase in joint venture income was the result of the sale of a two commercial properties by one of the Bank’s joint ventures, as well as increased sales of residential property from another of the Bank’s joint ventures. On December 31, 2001, HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. The Company is in the process of developing exit strategies and is currently mandated to divest itself of these activities by December 31, 2005, with a one-year extension available, subject to regulatory approval. Due to the planned divestiture of the joint venture activity, this income is unlikely to occur in future years. The increases in income from service fees on deposit accounts for the nine month period ended September 30, 2005, mirrors the increases explained in the quarterly discussion. Additionally, the increase in loan serving income, net of impairments, was primarily due to a $359,000 recovery of impairment charges in 2005, versus an $80,000 recovery of impairment charges in 2004, as well as a reduction of $126,000 in amortization charges of mortgage servicing rights for the two comparative periods.

Index

Other Expenses
Total other expenses for the nine month period ended September 30, 2005 increased $1,920,000 or 11.1%. This increase is primarily the result of a $1,015,000 increase in compensation and employee benefits, due in part to a $188,000 increase in temporary employee expense primarily associated with outsourced projects in the technology area of the Company during the first six months of 2005, as well as increases in retirement and health insurance costs, and the staffing of the new Indianapolis branch. Additional increases to other expenses include occupancy and equipment and marketing which increased $361,000 and $375,000, respectively for the year to date comparative periods. The occupancy and equipment and marketing increases primarily related to the new branch opening and the checking promotion communicated in the quarterly discussion.

Asset Quality
Non-performing assets to total assets decreased from 1.8% at September 30, 2004 to 1.7% at December 31, 2004 to 0.44% at September 30, 2005. Non-performing loans to total gross loans decreased from 2.28% to 2.01% to 0.55%, respectively, for the same periods. The improvement in the asset quality ratios resulted primarily from the final disposition of assets related to two large commercial loans which were classified as non-performing in 2004. The disposal of remaining loans and collateral associated with these commercial relationships resulted in a $7.2 million reduction in non-performing assets that occurred in the second quarter of 2005. In addition, the final disposition of these assets resulted in charge offs during the second quarter which reduced the allowance for loan losses. However, specific reserves previously established on these loans were adequate to cover the charge offs and there was no significant impact of these loans on the provision for loan losses during the second quarter of 2005.

The ratio of the allowance for loan losses to total loans was 1.10% at September 30, 2005. In addition, the allowance for loan losses to non-performing loans is 202.4%. The current non-performing asset ratios as of September 30, 2005 are more indicative of the historical quality of the loan portfolio.

FINANCIAL CONDITION:
Total assets as of September 30, 2005, were $854,920,000, which was a decrease of $13,287,000 from December 31, 2004, total assets of $868,207,000. Changes within the various balance sheet categories included a $15,940,000 decrease in loans receivable that reflects a $12,142,000 decrease in commercial real estate loans, including $5,441,000 from the resolution of a large nonaccrual commercial loan. Additionally, residential loans decreased $7,974,000, while seconds and home equity loans increased $5,146,000. Deposits increased $18,080,000 during the first nine months of 2005. These funds were primarily used to pay off Federal Home Loan Bank advances, which decreased $29,413,000.

Shareholders' equity decreased $4,161,000 during the same period. Retained earnings increased $4,410,000 from net income and decreased $2,191,000 for dividends paid and $6,162,000 from stock buy backs. Common stock increased $859,000 from the exercise of common stock options and $82,000 from the related tax benefit of disqualifying dispositions of such options. Common stock decreased $388,000 from stock buy backs. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $844,000 for the nine months ended September 30, 2005. This loss is primarily caused from the effect of the increasing interest rate environment on the fixed rate securities portfolio. Additionally, the Company had other comprehensive gain, net of tax, from the change in fair value of a cash flow hedge of $73,000 for the same nine month period.

Index

At September 30, 2005, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

As of September 30, 2005 (Dollars in Thousands)
	Actual		Minimum Requirements		To be “Well- Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
Tier I Capital to Risk - Weighted Assets	$72,868	10.91%	$26,714	4.00%	$40,071	6.00%
Total Risk-Based Capital to Risk - Weighted Assets	$79,768	11.94%	$53,427	8.00%	$66,784	10.00%
Tier I Leverage Ratio	$72,868	8.50%	$34,290	4.00%	$42,862	5.00%
HomeFederal Bank
Tier I Capital to Risk - Weighted Assets	$82,376	12.35%	$26,683	4.00%	$40,024	6.00%
Total Risk-Based to Risk - Weighted Assets	$89,276	13.38%	$53,366	8.00%	$66,707	10.00%
Tier I Leverage Ratio	$82.376	9.62%	$34,253	4.00%	$42,816	5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2005, the Bank had $96,033,000 in such borrowings. In addition, at September 30, 2005, the Bank had commitments to purchase loans of $287,000, fund loan originations of $26,463,000, unused home equity lines of credit of $59,804,000 and unused commercial lines of credit of $44,767,000, as well as commitments to sell loans of $15,555,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management the interest rate sensitivity results for the quarter ended September 30, 2005 is not materially different from the results presented on page 13 of the Company’s annual report for the twelve month period ended December 31, 2004, which is incorporated by reference herein.

Item 4.  Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

(b)
Changes in internal controls. There were no significant changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Index

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

N/A

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended September 30, 2005.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2005	-	$0.00	-	193,000
August 2005	59,000	$25.07	59,000	134,000
September 2005	-	$0.00	-	134,000
Third Quarter	59,000	$25.07	59,000	134,000

(1)
July 26, 2005, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 193,000 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Home Federal Bancorp

Date:	November 9, 2005
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer