Form 10-K
period 2005-12-31
HOME FEDERAL BANCORP
filed 2006-03-16
CIK 867493

SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

                                   (Mark One)

[X]  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Registrant’s telephone number including area code: (812) 522-1592

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, no par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [  ] NO [x]

Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES [x] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accerlerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.
   Large accelerated filer [ ]                                         Accelerated filer [x]                                            Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES [ ]  NO [x]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2005, was $84.4 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 8, 2006, was 3,795,657 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Shareholders for the year ended December 31, 2005, are incorporated into Part II. Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 25, 2006, are incorporated into Part I and Part III.

Exhibit Index on Page 38
Page 2 of 41 Pages

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements, which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-K identifies important factors that could cause such differences. These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the financial condition of the issuers of the Company’s investments and borrowers, changes in the economic condition of the Company’s market area, increases in compensation and employee expenses or unanticipated results in pending legal proceedings.

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

Online banking and telephone banking are also available to HomeFederal Bank customers. Online Banking, including Online Bill Payment, services are accessed through the Company’s website, www.homf.com. In addition to online banking services, the Company also makes available, free of charge at the website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC. The information on the Company’s website is not incorporated into this Form 10-K.

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

HomeFederal Bank’s primary source of revenue is interest from lending activities. Its principal lending activity is the origination of conventional mortgage loans to enable borrowers to purchase or refinance one-to-four family residential real property. These loans are generally secured by first mortgages on the property and constituted 25.7% of the Bank’s loans at December 31, 2005. Virtually all of the real estate loans originated by HomeFederal Bank are secured by properties located in Indiana, although HomeFederal Bank has authority to make or purchase real estate loans throughout the United States. In addition, HomeFederal Bank makes secured and unsecured consumer related loans (including consumer auto, second mortgage, home equity, mobile home, and savings account loans) and commercial loans secured by mortgages on the underlying property. At December 31, 2005, approximately 19.8% of its loans were consumer-related loans, and 28.3% of its loans were commercial mortgage and multi-family loans. HomeFederal Bank also makes construction loans, which constituted 9.1% of HomeFederal Bank's loans at December 31, 2005. Finally, HomeFederal Bank makes commercial loans, which constituted 16.8% of its loans at December 31, 2005.

Lending Activities

Loan Portfolio Data

The following two tables set forth the composition of HomeFederal Bank's loan porfolio by loan type and security type as of the dates indicated. The third table represents a reconciliation of gross loans receivable after consideration of undisbursed portions of loans in process, deferred loans, and the allowance for loan losses.

	Dec 31, 2005		Dec 31, 2004		Dec 31, 2003		Dec 31, 2002		June 30, 2002		June 30, 2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN						(Dollars in Thousands)
First mortgage loans:
One-to-four family residential loans	$161,936	25.7%	$172,738	26.1%	$178,159	27.0%	$195,255	29.9%	$214,565	32.6%	$270,124	38.2%
Commercial and multi-family	177,748	28.3%	180,175	27.2%	171,397	25.9%	183,369	28.1%	172,495	26.2%	153,169	21.6%
Loans on property under construction	57,161	9.1%	84,655	12.8%	94,431	14.3%	63,017	9.6%	54,639	8.3%	67,789	9.6%
Loans on unimproved acreage	1,615	0.3%	2,730	0.4%	3,201	0.5%	2,795	0.4%	4,712	0.7%	5,017	0.7%
Second mortgage, home equity	87,893	14.0%	80,346	12.2%	80,044	12.1%	80,274	12.3%	85,819	13.0%	94,140	13.3%
Commercial loans	105,827	16.8%	105,495	16.0%	99,085	15.0%	90,063	13.8%	86,435	13.1%	74,687	10.5%
Consumer loans	3,814	0.6%	4,157	0.6%	4,221	0.6%	4,681	0.7%	4,535	0.7%	5,864	0.8%
Auto loans	27,335	4.4%	24,921	3.8%	23,244	3.5%	25,149	3.8%	25,355	3.9%	25,852	3.6%
Mobile home loans	2,537	0.4%	3,289	0.5%	4,365	0.7%	5,834	0.9%	6,625	1.0%	8,308	1.2%
Savings accounts loans	2,266	0.4%	2,340	0.4%	2,736	0.4%	3,018	0.5%	3,092	0.5%	3,738	0.5%
Gross loans receivable	$628,132	100.0%	$660,846	100.0%	$660,883	100.0%	$653,455	100.0%	$658,272	100.0%	$708,688	100.0%

TYPE OF SECURITY
Residential:
One-to-four family	$271,135	43.1%	$277,095	41.9%	$280,942	42.5%	$293,886	45.0%	$320,256	48.6%	$388,770	55.0%
Multi-dwelling units	19,612	3.1%	27,018	4.1%	22,034	3.3%	22,767	3.5%	29,640	4.5%	34,008	4.8%
Commercial real estate	193,991	30.9%	213,801	32.3%	221,055	33.5%	205,262	31.4%	177,622	27.0%	162,444	22.9%
Commercial	105,827	16.8%	105,495	16.0%	99,085	15.0%	90,063	13.8%	86,435	13.1%	74,687	10.5%
Mobile home	2,537	0.4%	3,289	0.5%	4,365	0.7%	5,834	0.9%	6,625	1.0%	8,308	1.2%
Savings account	2,266	0.4%	2,340	0.4%	2,736	0.4%	3,018	0.5%	3,092	0.5%	3,738	0.5%
Auto	27,335	4.4%	24,921	3.8%	23,244	3.5%	25,149	3.8%	25,355	3.9%	25,852	3.6%
Other consumer	3,814	0.6%	4,157	0.6%	4,221	0.6%	4,681	0.7%	4,535	0.7%	5,864	0.8%
Land acquisition	1,615	0.3%	2,730	0.4%	3,201	0.5%	2,795	0.4%	4,712	0.7%	5,017	0.7%
Gross loans receivable	$628,132	100.0%	$660,846	100.0%	$660,883	100.0%	$653,455	100.0%	$658,272	100.0%	$708,688	100.0%

LOANS RECEIVABLE-NET
Gross loans receivable	$628,132	103.2%	$660,846	105.0%	$660,883	104.8%	$653,455	103.9%	$658,272	104.2%	$708,688	105.1%
Deduct:
Undisbursed portion of loans in process	(12,562)	-2.1%	(23,016)	-3.7%	(22,150)	-3.5%	(16,856)	-2.7%	(19,498)	-3.1%	(27,999)	-4.2%
Deferred net loan fees	(261)	0.0%	(476)	-0.1%	(555)	-0.1%	(544)	-0.1%	(508)	-0.1%	(447)	-0.1%
Allowance for loan losses	(6,753)	-1.1%	(7,864)	-1.2%	(7,506)	-1.2%	(7,172)	-1.1%	(6,451)	-1.0%	(5,690)	-0.8%
Net loans receivable	$608,556	100.0%	$629,490	100.0%	$630,672	100.0%	$628,883	100.0%	$631,815	100.0%	$674,552	100.0%

The following tables summarize the contractual maturities for HomeFederal Bank's loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance				Maturities in Fiscal
	Outstanding				2009	2011	2016	2020
	At December 31,				to	to	to	and
	2005	2006	2007	2008	2010	2015	2020	thereafter
				(Dollars in Thousands)

Real estate	$341,299	$2,684	$2,380	$12,114	$26,570	$114,179	$40,523	$142,849
Mortgage-backed certificates, collateralized mortgage obligations	51,199	-	418	-	5,546	24,483	8,186	12,566
Construction loans	57,161	13,904	14,121	2,900	6,665	149	1,107	18,315
Commercial loans	105,827	55,859	7,146	6,630	20,428	8,636	5,216	1,912
Other loans	123,845	8,844	8,959	13,045	27,043	29,003	12,590	24,361
Total	$679,331	$81,291	$33,024	$34,689	$86,252	$176,450	$67,622	$200,003

Interest Rate Sensitivity:
	Due After December 31, 2006
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$38,079	$300,536
Mortgage-backed certificates, collaterized mortgage obligations	51,086	113
Construction loans	1,741	41,516
Commercial loans	19,073	30,895
Other Loans	80,232	34,769
Total	$190,211	$407,829

Residential Mortgage Loans

HomeFederal Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate (within State usury laws) amount or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. HomeFederal Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in HomeFederal Bank’s portfolio are primarily conventional loans. As of December 31, 2005 $184.6 million, or 29.4%, of HomeFederal Bank's total loan portfolio consisted of residential first mortgage loans, $161.9 million, or 25.7%, of which were secured by one-to-four family homes.

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties should not exceed 30% of total capital.  As of December 31, 2005, the Bank is in compliance with the above limits.

Commercial Mortgage Loans

At December 31, 2005, 34.1% of HomeFederal Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate, of which 5.7% were commercial construction loans. These properties consisted primarily of condominiums, apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an 85% loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by HomeFederal Bank’s Board of Directors. The largest such loan as of December 31, 2005 had a balance of $3.9 million. At that date, all of HomeFederal Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

HomeFederal Bank offers conventional short-term construction loans. At December 31, 2005, 9.1% of HomeFederal Bank's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an

80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six to nine months for residential loans. The largest such loan on December 31, 2005 was $8.9 million.

Consumer Loans

Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $123.8 million on December 31, 2005 or approximately 19.8% of HomeFederal Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable- rate line of credit loans. HomeFederal Bank's minimum for such loans is $5,000. HomeFederal Bank will loan up to 100% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s). As of December 31, 2005, HomeFederal Bank had $47.2 million of second mortgage loans, which equaled 7.5% of its total loan portfolio. HomeFederal Bank markets home equity credit lines, which are adjustable-rate loans. As of December 31, 2005, HomeFederal Bank had $40.7 million drawn on its home equity credit lines, or 6.5% of its total loan portfolio, with $58.8 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years. The vehicles are required to be for personal or family use only. As of December 31, 2005, $27.3 million, or 4.4%, of HomeFederal Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2005, $2.5 million, or 0.4%, of HomeFederal Bank's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years. On new mobile home loans, HomeFederal Bank permits a loan-to-value ratio of up to 125% of the manufacturer's invoice price plus sales tax or up to 90% of the actual sales price, whichever is lower. Also, HomeFederal Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to HomeFederal Bank's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of December 31, 2005, $2.3 million, or 0.4%, of HomeFederal Bank's total loan portfolio consisted of savings account loans.

Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are believed to be helpful in HomeFederal Bank's asset/liability management.

Commercial Loans

Collateral for HomeFederal Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of December 31, 2005, $105.8 million, or 16.8%, of HomeFederal Bank's total loan portfolio consisted of commercial loans.

Origination, Purchase and Sale of Loans

HomeFederal Bank originates residential loans in conformity with standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Bank (“FHLB”), to assure maximum eligibility for possible resale in the secondary market. Although HomeFederal Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the central and south central Indiana area. HomeFederal Bank's loan originations are generated primarily from referrals from real estate brokers, builders, developers and existing customers, newspaper, radio and periodical advertising and walk-in customers. HomeFederal Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.

HomeFederal Bank studies the employment, credit history, and information on the historical and projected income and expenses of its individual mortgagors to assess their ability to repay its mortgage loans. Additionally, HomeFederal Bank utilizes Freddie Mac's Loan Prospector and Fannie Mae’s Desktop Underwriter as origination, processing, and underwriting tools. It uses staff appraisers or independent appraisers to appraise the property securing its loans. It requires title insurance evidencing HomeFederal Bank's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. HomeFederal Bank requires fire and extended coverage insurance in amounts at least equal to the value of the insurable improvements or the principal amount of the loan, whichever is lower. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which HomeFederal Bank makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

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

In order to generate loan fee and servicing income and recycle funds for additional lending activities,
HomeFederal Bank seeks to sell loans in the secondary market. Loan sales can enable HomeFederal Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. HomeFederal Bank sold $97.1 million of fixed-rate loans in the fiscal year ended December 31, 2005. HomeFederal Bank's current lending policy is to sell fixed-rate residential mortgage loans exceeding 10-year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, HomeFederal Bank will consider keeping fixed-rate loans with up to 15-year maturities. Typically HomeFederal Bank retains adjustable-rate loans in its portfolio. HomeFederal Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. The servicing is retained on most loan sales except Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

When loans are sold, HomeFederal Bank typically retains the responsibility for collecting and remitting loan payments, inspecting the properties securing the loans, making certain that monthly principal and interest payments and escrow payments are made on behalf of borrowers, and otherwise servicing the loans. HomeFederal Bank receives a servicing fee for performing these services. The amount of fees received by HomeFederal Bank varies, but is generally calculated as an amount equal to 25 basis points per annum on the outstanding principal amount of the loans serviced. The servicing fee is recognized as income over the life of the loans. At December 31, 2005, HomeFederal Bank serviced $588.5 million of loans sold to other parties. Gains and losses on sale of loans, loan participations and mortgage-backed securities are recognized at the time of sale.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable HomeFederal Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased. At December 31, 2005, others serviced approximately 1.6%, or $10.3 million, of HomeFederal Bank's gross loan portfolio.

The following table shows loan activity for HomeFederal Bank during the periods indicated:

	Dec 31, 2005	Dec 31, 2004	Dec. 31, 2003
	(Dollars in Thousands)

Gross loans receivable at beginning of period	$660,846	$660,883	$653,455
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	29,598	30,373	28,253
Commercial	39,416	26,558	33,643
Permanent loans:
Residential	50,028	59,468	60,225
Commercial	29,194	39,201	18,721
Refinancing	44,672	92,140	333,727
Other	2,062	1,092	1,227
Total	194,970	248,832	475,796

Commercial	81,800	81,819	65,823
Consumer	27,543	25,416	24,200
Total loans originated	304,313	356,067	565,819

Loans purchased:
Residential	-	-	-
Other	1,720	9,116	10,605
Total loans originated and purchased	306,033	365,183	576,424

Real estate loans sold	97,079	143,661	381,900
Loan repayments and other deductions	241,668	221,559	187,096
Total loans sold, loan repayments and other deductions	338,747	365,220	568,996

Net loan activity	(32,714)	(37)	7,428
Gross loans receivable at end of period	628,132	660,846	660,883
Adjustments	(19,576)	(31,356)	(30,211)

Net loans receivable at end of period	$608,556	$629,490	$630,672

      A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that HomeFederal Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2005, under the 15% of capital limitation was $13.4 million. At that date, the highest outstanding balance of loans by HomeFederal Bank to one borrower and related entities was approximately $12.4 million, an amount within such loans-to-one borrower limitations.

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

On December 31, 2005, HomeFederal Bank held $271,000 of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to the allowance for losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

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

Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency. If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by HomeFederal Bank on how to proceed. When a consumer loan reaches 90 days past due, HomeFederal Bank determines the loan-to-value ratio by performing an inspection of the collateral (if any). HomeFederal Bank may initiate action to obtain the collateral (if any), or collect the debt through available legal remedies. Collateral obtained as a result of loan default is retained by HomeFederal Bank as an asset until sold or otherwise disposed.

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

	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002	June 30, 2002	June 30, 2001
Non-performing Assets:			(Dollars in Thousands)
Loans:
Non-accrual	$3,070	$9,535	$2,499	$3,264	$2,281	$6,351
Past due 90 days or more and still accruing	456	168	1,130	1,166	1,110	-
Restructured loans	809	3,141	258	316	374	879
Total non-performing loans	4,335	12,844	3,887	4,746	3,765	7,230
Real estate owned, net (1)	266	2,009	1,729	1,416	2,168	1,238
Other repossessed assets, net	5	10	10	56	71	60
Total non-performing assets (2)	$4,606	$14,863	$5,626	$6,218	$6,004	$8,528

Total non-performing assets to total assets	0.54%	1.71%	0.66%	0.70%	0.70%	0.99%

Loans with allowance for uncollected interest	$3,070	$9,535	$2,521	$3,343	$2,295	$6,440

(1)	Refers to real estate acquired by HomeFederal Bank through foreclosure, voluntary deed, or insubstance foreclosure, net of reserve.

(2)
At December 31, 2005, 45.8% of HomeFederal Bank's non-performing assets consisted of residential mortgage loans, 6.7% consisted of home equities/second mortgages, 4.6% consisted of commercial real estate loans, 16.4% consisted of commercial loans, 3.0% consisted of consumer-related loans, 17.6% consisted of restructured loans, 3.6% consisted of residential real estate owned, 2.2% consisted of commercial real estate owned and 0.1% consisted of other repossessed assets.

For the year ended December 31, 2005, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $465,000 compared to actual income recorded of $160,000. At December 31, 2005, HomeFederal Bank had approximately $5.2 million in loans that were 30-89 days past due. Total non-performing assets decreased $10.3 million to $4.6 million at December 31, 2005. This decrease resulted from a $8.5 million decrease in non-performing loans and by a decrease of $1.8 million in real estate owned. The decrease in non-performing loans related primarily to two commercial loans that are discussed in the Allowance for Loan Losses section incorporated by reference from pages 13 and 14 of the 2005 Shareholder Annual Report. These two loans totaled $7.2 million.

Investments

HomeFederal Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At December 31, 2005, December 31, 2004 and December 31, 2003 HomeFederal Bank had approximately $148.3 million, $154.2 million and $136.9 million in investments, respectively.

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

Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc. Home Investments, Inc’s investment policy mirrors that of the Bank. At December 31, 2005, of the $148.3 million in consolidated investments owned by HomeFederal Bank, $106.0 million was held by Home Investments, Inc.

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

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, HomeFederal Bank would be deemed a well-capitalized institution. At December 31, 2005 HomeFederal had $22.6 million in brokered deposits.

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

The following table sets forth, by nominal interest rate categories, the composition of deposits of HomeFederal Bank at the dates indicated:

	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$234,362	$402,130	$375,815
2.00% - 2.99%	128,498	123,942	47,912
3.00% - 3.99%	168,931	19,039	59,853
4.00% - 4.99%	90,050	51,421	54,985
5.00% - 5.99%	33,787	38,013	42,163
Over 6.00%	1,711	5,636	7,938
Total	$657,339	$640,181	$588,666

The following table sets forth the change in dollar amount of deposits in the various accounts offered by HomeFederal Bank for the periods indicated.

				DEPOSIT ACTIVITY
				(Dollars in Thousands)

	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2005	Deposits	(Decrease)	2004	Deposits	(Decrease)	2003	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$66,294	10.1%	$6,144	$60,150	9.4%	$4,615	$55,535	9.4%	$3,815
Statement savings	46,014	7.0%	(3,821)	49,835	7.8%	(434)	50,269	8.5%	2,460
Money market savings	147,218	22.4%	14,855	132,363	20.7%	19,566	112,797	19.2%	(8,147)
Checking	98,123	14.9%	9,876	88,247	13.7%	20,714	67,533	11.5%	(6,157)
Total Withdrawable	357,649	54.4%	27,054	330,595	51.6%	44,461	286,134	48.6%	(8,029)
Certificates:
Less than one year	67,841	10.3%	12,654	55,187	8.6%	3,671	51,516	8.8%	6,477
12 to 23 months	37,196	5.7%	(9,361)	46,557	7.3%	8,287	38,270	6.5%	(10,650)
24 to 35 months	92,980	14.2%	307	92,673	14.4%	(3,992)	96,665	16.4%	(11,404)
36 to 59 months	14,053	2.1%	(9,570)	23,623	3.7%	(6,998)	30,621	5.2%	(13,144)
60 to 120 months	87,620	13.3%	(3,926)	91,546	14.4%	6,086	85,460	14.5%	16,058
Total certificate accounts	299,690	45.6%	(9,896)	309,586	48.4%	7,054	302,532	51.4%	(12,663)
Total deposits	$657,339	100.0%	$17,158	$640,181	100.0%	$51,515	$588,666	100.0%	$(20,692)

The following table represents, by various interest rate categories, the amounts of deposits maturing during each of the three years following December 31, 2005, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2005 have been allocated based upon certain rollover assumptions.

				DEPOSIT MATURITIES
				(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	to	to	to	to	Over		Percent of
	less	2.99%	3.99%	4.99%	5.99%	6.00%	Total	Total

Certificate accounts maturing in
the year ending:

December 31, 2006	$6,568	$56,159	$61,347	$42,410	$7,434	$480	$174,398	58.2%
December 31, 2007	-	12,271	24,013	22,711	22,119	629	81,743	27.3%
December 31, 2008	-	491	7,535	4,161	2,061	435	14,683	4.9%
Thereafter	-	-	7,501	19,025	2,173	167	28,866	9.6%
Total	$6,568	$68,921	$100,396	$88,307	$33,787	$1,711	$299,690	100.0%

Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000. The majority of these deposits are from regular customers of HomeFederal Bank, excluding $22.6 million, which were from brokered deposits.  The following table provides a maturity breakdown at December 31, 2005, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

			ACCOUNTS GREATER THAN $100,000
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	to	to	to	to	Over		Percent of
	less	2.99%	3.99%	4.99%	5.99%	6.00%	Total	Total

Certificate accounts maturing in
the year ending:

December 31, 2006	$653	$6,436	$20,718	$15,991	$1,742	$100	$45,640	49.8%
December 31, 2007	-	1,563	4,558	9,233	12,122	117	27,593	30.1%
December 31, 2008	-	-	1,771	3,509	817	383	6,480	7.1%
Thereafter	-	-	1,362	8,723	1,707	167	11,959	13.0%
Total	$653	$7,999	$28,409	$37,456	$16,388	$767	$91,672	100.0%

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

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At December 31, 2005, HomeFederal Bank had advances totaling $86.6 million outstanding from the FHLB of Indianapolis.

      The Company has a revolving note with LaSalle Bank N.A. whereby the Company may borrow $17.5 million. The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 150 basis points. The ninety-day LIBOR index was 4.54% at December 31, 2005. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. The Company used the funds to buy back shares of the Company's common stock. The assets of the Company collateralize the note. Under terms of the agreement, the Company is bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios. As of December 31, 2005, the Company was in compliance with the debt covenants. The revolving note matured on February 15, 2006 and was renewed for a 3 year term. The new note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 140 basis points. The borrowing limit, collateralization and debt covenants on the new note mirror the terms discussed above.

      As of December 31, 2005, the Company has a cash flow swap agreement with LaSalle Bank N.A. The Company has agreed to make fixed rate payments at 5.77% and receive variable rate payments at the three-month LIBOR on a notional amount of $4.6 million. The interest rate swap is settled on a net basis. The Company is exposed to credit loss, in the event of nonperformance by LaSalle Bank N.A., for the net interest rate differential when floating rates exceed the fixed maximum rate. However, the Company does not anticipate nonperformance by the counter party. The swap agreement matured on February 1, 2006 and was not renewed by the Company.

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

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Official check overnight remittance	$172	$6,364	$6,419
FHLB advances	$57,053	$48,150	$37,200
FHLB overnight remittance	$-	$-	$2,043
Average amount of total short-term borrowings outstanding	$50,695	$36,520	$31,491

The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
FHLB advances:
Amount	$32,403	$48,150	$37,200
Weighted average rate	5.5%	5.0%	5.4%

Service Corporation and Other Subsidiaries

On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. One of HomeFederal Bank's subsidiaries, Home Savings Corporation ("HSC"), is a partner in three real estate development joint ventures for which exit strategies are either developed, or are currently being developed. HFB is currently mandated to divest itself of these activities by December 31, 2006. HSC, an Indiana corporation, is currently engaged in two types of activities: (i) real estate development and (ii) full-service securities brokerage services. With the exception of its securities brokerage services, all of HSC's activities are conducted through joint ventures in which it is an equity investor.

HSC markets Raymond James Financial Services full-service securities brokerage services. For the year ended December 31, 2005, HSC received $1,117,000 in commissions from its Raymond James financial activities.

At December 31, 2005, HomeFederal Bank's aggregate investment in HSC, including loans, was $1.7 million. For the year ended December 31, 2005, HSC reported pretax income of $443,000 from these operations. HSC's office is located at 501 Washington Street, Columbus, Indiana. The consolidated statements of operations of HomeFederal Bank and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

The following table sets forth certain information regarding each of the joint ventures in which HSC was involved at December 31, 2005.

		Date		Loans from Home
		HSC		Savings Corp.
		Entered		Outstanding
		into the	Equity	December 31,
Name	Type of Project	Project	Investment	2005
Heritage Woods II	Rental apartment project of low income housing (22 units)	11/15/89	$27,000	$-
McCullough’s Run	Real estate development in Columbus, Indiana	7/1/94	$1,074,000	$1,407,000
Bloomington Technology Park, LLC	Industrial park in Bloomington, Indiana	11/10/97	$43,000	$-
Courtyard Homes at Sycamore Springs, LLC	Single family homes in Indianapolis, Indiana	6/14/99	$550,000	$145,000

In November 1989, HSC invested $184,000 as a limited partner in Heritage Woods II, a low income housing project in Columbus, Indiana. HSC received low-income housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture.

On July 1, 1994, HSC entered into a joint venture agreement with Breeden Investment Group, Inc. to develop a 320 lot starter home subdivision with additional multi-family and commercial land

("McCullough's Run"). McCullough's Run is located on the east side of Columbus, Indiana. Loan documents were executed on July 1, 1994 for land acquisition and development of phases I and II. Subsequent closings have encompassed the balance of six phases and on March 6, 2000, loan documents were executed in an amount not to exceed $2.1 million. The outstanding loan balance of $1.4 million as of December 31, 2005 reflects the development costs to date of all six phases, the condominium site and commercial acreage. HSC is entitled to 50% of the profit from sale of lots within McCullough's Run.

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

HomeFederal Bank also organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”). Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to HII. Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.’s, investment policy mirrors that of the Bank. At December 31, 2005, of the $148.3 million in consolidated investments owned by HomeFederal Bank, $106.0 million was held by Home Investments, Inc.

The Company owns another corporation organized under Indiana law, HomeFed Financial Corp, (“HFF”). At December 31, 2005, the Company’s aggregate investment in HFF was $792,000. HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Holdings, Inc. of New Orleans ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers programs for debt protection services, life, accident, and health insurance as well as annuity products to the customers of the partners' parent-thrifts and banks. HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial's various lines of insurance generated by customers of these partners, and (3) commissions on sales of insurance products made to customers. For the year ended December 31, 2005, the Company had income of $200,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

Employees

As of December 31, 2005, the Company employed 288 persons on a full-time basis and 8 persons on a part-time basis. None of the Company’s employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

Under current law, bank holding companies may acquire thrifts. Thrifts may also acquire banks under federal law. Affiliations between banks and thrifts based in Indiana have increased the competition faced by HomeFederal Bank and the Company. See “Branching and Acquisitions.”

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

REGULATION

Both the Company and HomeFederal operate in highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”). The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders. Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Company’s business and prospects. The following summary is qualified by reference to the statutory and regulatory provisions discussed.

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

Effective March 11, 2000, the Gramm-Leach Bliley Act of 1999, which was signed into law on November 12, 1999, allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature. The Gramm-Leach-Bliley Act amends the Bank Holding Company Act of 1956 to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking. The Federal Reserve is authorized to determine other activities that are financial in nature or incidental or complementary to such activities. The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.” In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Company has elected to be a financial holding company.

Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to HomeFederal and to commit resources to support HomeFederal in circumstances in which the Company might not otherwise do so.

HomeFederal Bank

General Regulatory Supervision. HomeFederal as an Indiana commercial bank and a member of the Federal Reserve System is subject to examination by the DFI and the Federal Reserve. The DFI and the Federal Reserve regulate or monitor virtually all areas of HomeFederal’s operations. HomeFederal must undergo regular on-site examinations by the Federal Reserve and DFI and must submit periodic reports to the Federal Reserve and the DFI.

Lending Limits. Under Indiana law, HomeFederal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2005, HomeFederal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in HomeFederal are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules, provided that this amount may increase beginning April 1, 2010, and will be adjusted every five years thereafter, based on an inflation adjustment process established in recent legislation. See "Recent Legislative Developments." HomeFederal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. HomeFederal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including HomeFederal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. HomeFederal paid deposit insurance assessments of $88,000 during the year ended December 31, 2005. Future increases in deposit insurance premiums or changes in risk classification would increase HomeFederal’s deposit related costs.

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

Dividends. Under Indiana law, HomeFederal is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair HomeFederal’s capital. Moreover, HomeFederal is required to obtain the approval of the DFI and the Federal Reserve for the payment of any dividend if the aggregate amount of all dividends paid by HomeFederal during any calendar year, including the proposed dividend, would exceed the sum of HomeFederal’s retained net income for the year to date combined with its retained net income for the previous two years. For this purpose, “retained net income” means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

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

The capital guidelines divide a bank holding company’s or bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, certain non-cumulative perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets (except mortgage servicing rights and purchased credit card relationships, subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited-life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Banks and bank holding companies are required to maintain a total risk-based capital ratio of 8%, of which 4% must be Tier I capital. The federal banking regulators may, however, set higher capital requirements when a bank’s particular circumstances warrant. Banks experiencing or anticipating significant growth are expected to maintain capital ratios, including tangible capital positions, well above the minimum levels.

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

The following is a summary of the Company’s and HomeFederal’s regulatory capital and capital requirements at December 31, 2005.

					To Be Categorized As
					“Well Capitalized”
			For Capital		Under Prompt
	Actual		Adequacy Purposes		Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2005
Total risk-based capital (to risk-weighted assets)
HomeFederal Bank	$89,532	13.58%	$52,759	8.0%	$65,949	10.0%
Home Federal Bancorp Consolidated	$79,734	12.08%	$52,822	8.0%	$66,028	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
HomeFederal Bank	$82,779	12.55%	$26,379	4.0%	$39,569	6.0%
Home Federal Bancorp Consolidated	$72,981	11.05%	$26,411	4.0%	$39,617	6.0%
Tier 1 leverage capital (to average assets)
HomeFederal Bank	$82,779	9.82%	$33,724	4.0%	$42,155	5.0%
Home Federal Bancorp Consolidated	$72,981	8.65%	$33,760	4.0%	$42,201	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2005, HomeFederal was categorized as "well capitalized," meaning that HomeFederal’s total risk-based capital ratio exceeded 10%, HomeFederal’s Tier I risk-based capital ratio exceeded 6%, HomeFederal’s leverage ratio exceeded 5%, and HomeFederal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Other Regulations. Interest and other charges collected or contracted for by HomeFederal are subject to state usury laws and federal laws concerning interest rates. HomeFederal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

◦ Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

◦ Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

◦ Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

◦ Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

◦ Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

◦ Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of HomeFederal also are subject to the:

◦ Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

◦ Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

Enforcement Powers. Federal regulatory agencies may assess civil and criminal penalties against depository institutions and certain “institution-affiliated parties,” including management, employees, and agents of a financial institution, as well as independent contractors and consultants such as attorneys and accountants and others who participate in the conduct of the financial institution’s affairs. In addition, regulators may commence enforcement actions against institutions and institution-affiliated parties. Possible enforcement actions include the termination of deposit insurance. Furthermore, regulators may issue cease-and-desist orders to, among other things, require affirmative action to correct any harm resulting from a violation or practice, including restitution, reimbursement, indemnifications or guarantees against loss. A financial institution may also be ordered to restrict its growth, dispose of certain assets, rescind agreements or contracts, or take other actions as determined by the regulator to be appropriate.

Recent Legislative Developments. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 -- federal legislation which modernizes the laws governing the financial services industry. The new law establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. As a result of this legislation, bank holding companies are permitted to engage in a wider variety of financial activities than permitted under prior law, particularly with respect to insurance and securities activities. To the extent the law permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This could result in a growing number of larger financial institutions that offer wider varieties of financial services than are currently offered by the Company and that could aggressively compete in the markets currently served by the Company. The law also increases commercial banks’ access to loan funding by the Federal Home Loan Bank System, and includes new provisions in the privacy area, restricting the ability of financial institutions to share nonpublic personal customer information with third parties.

On October 26, 2001, President Bush signed the USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act is intended to strengthen the ability of U.S. Law Enforcement to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions is significant and wide-ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all the following matters, among others: money laundering, suspicious activities and currency transaction reporting, and currency crimes. In addition, financial institutions are required under this statute to adopt reasonable procedures to verify the identity of any person seeking to open an account and maintain records to verify such person’s identity.

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reportings. The Sarbanes-Oxley Act is applicable to all companies with equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act establishes: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and their directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K, it files, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, provide management’s assessment of the effectiveness of the Company’s internal control over financial reporting and state that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Significant efforts were required to comply with Section 404 in 2005 and the Company anticipates additional efforts will be required in future years. The costs of such compliance are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Shareholder Annual Report included as Exhibit 13 to this Form 10-K.

On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:

•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF") no later than July 1, 2006

•
keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF.

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above

•	prohibiting undercapitalized members from accepting employee benefit plan deposits

•
providing for the payment of credits based on a member's share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits

•
providing for the declaration of dividends to members (based on a member's share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC's right to suspend or limit dividends based on risks to the DIF

•
eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members' capital and earnings. The FDIC will set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.

Effect of Governmental Monetary Policies. HomeFederal’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

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

    As a member of the FHLB, HomeFederal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2005, HomeFederal's investment in stock of the FHLB of Indianapolis was $10.0 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

    The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2005, dividends paid by the FHLB of Indianapolis to HomeFederal totaled approximately $430,000, for an annualized rate of 4.3%.

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

Federal Securities Law

The shares of Common Stock of the Company are registered with the Securities and Exchange Commission, (the “SEC”) under the Securities Exchange Act of 1934 (the "1934 Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the 1934 Act and the rules of the SEC thereunder. If the Company has fewer than 300 shareholders, it may deregister its shares under the 1934 Act and cease to be subject to the foregoing requirements.

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

Taxation

Federal Taxation

Beginning with the six months ended December 31, 2002, the Company and its subsidiary began to file a consolidated federal income tax return on the accrual basis for a fiscal year ending December 31. Previously, the Company’s fiscal and tax years ended June 30th. The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to HomeFederal, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction.

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

HomeFederal's state income tax returns were audited in 2005 and all issues relating to the audit have been resolved.

Item 1A. Risk Factors

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

Federal and State Government Regulations. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, the Company and its subsidiaries are subject to regulation and supervision by the FDIC, the Board of Governors of the Federal Reserve System, the Indiana Department of Financial Institutions, and the SEC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

Legislation. Because of concerns relating to the competitiveness and the safety and soundness of the industry, Congress continues to consider a number of wide-ranging proposals for altering the structure, regulation, and competitive relationships of the nation’s financial institutions. Among such bills are proposals to combine banks and thrifts under a unified charter and to combine regulatory agencies. Management cannot predict whether or in what form any of these proposals will be adopted or the extent to which the business of the Company and its subsidiaries may be affected thereby.

Credit Risk. One of the greatest risks facing lenders is credit risk -- that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Exposure to Local Economic Conditions. Company's primary market area for deposits and loans encompasses counties in southern Indiana, where all of its offices are located. Most of the Company's business activities are within this area. This concentration exposes the Company to risks resulting from changes in the local economy. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of HomeFederal may decline; and
•
Collateral for loans made by HomeFederal, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans of HomeFederal.

Interest Rate Risk. The Company's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Company attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Competition. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of HomeFederal’s competitors have higher legal lending limits than does HomeFederal. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that HomeFederal offers. As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face increasing competition.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

At December 31, 2005, HomeFederal conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 full-service branches. HomeFederal owns three buildings that it uses for certain administrative operations located at 218 West Second Street, Seymour, 211 North Chestnut Street, Seymour and 3801 Tupelo Drive, Columbus. The headquarters of its securities operations, conducted through one of its subsidiaries, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of December 31, 2005, is presented in the following table:

	Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,918,500	21,600	N/A

Administrative Operations Offices: 218 West Second Street, Seymour	Owned	$622,692	20,000	N/A
211 North Chestnut, Seymour	Owned	$461,312	5,130	N/A
3801 Tupelo Drive, Columbus	Owned	$3,065,895	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$394,030	800	N/A
3805 25th Street	Owned	$239,439	5,800	N/A
2751 Brentwood Drive	Owned	$386,673	3,200	N/A
4330 West Jonathon Moore Pike	Owned	$515,797	2,600	N/A

Hope Branch 8475 North State Road 9, Suite 4	Leased	$96,825	1,500	03/2007

Austin Branch 67 West Main Street	Owned	$46,068	3,600	N/A

Brownstown Branch 101 North Main Street	Leased	$3,796	2,400	Month to Month

North Vernon Branches
111 North State Street	Owned	$228,146	1,900	N/A
1540 North State Street	Leased	$16,183	1,600	Month to Month

Osgood Branch 820 South Buckeye Street	Owned	$88,960	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$602,287	1,860	N/A

Seymour Branches
222 W. Second Street	Owned	$986,160	9,200	N/A
1117 East Tipton Street	Owned	$333,721	6,800	N/A

Batesville Branch 114 State Rd 46 East	Owned	$511,550	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$387,954	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$728,095	1,907	N/A

Indianapolis Branches
8740 South Emerson Avenue	Owned	$2,109,087	5,000	N/A
1510 West Southport Road	Owned	$2,038,296	3,100	N/A

        HomeFederal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. HomeFederal also has contracted for the data processing and reporting services of Bisys headquartered in Cherry Hill, New Jersey. The contract with Bisys expires in October 2006.

Item 3.  Legal Proceedings.

The Company and the Bank are involved from time to time as plaintiff or defendant in various legal actions arising in the normal course of business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management that the resolution of these proceedings should not have a material effect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2005.

Item 4.5. Executive Officers of Home Federal Bancorp.

Presented below is certain information regarding the executive officers of HFB who are not also directors.

Position with HFB

S. Elaine Pollert Executive Vice President

Mark T. Gorski Executive Vice President, Treasurer,
Chief Financial Officer and Secretary

Charles R. Farber Executive Vice President

S. Elaine Pollert (age 46) has been employed by HomeFederal since 1986. She was elected Vice President Branch Administration in 1989, Senior Vice President Retail Banking in 1996 and Executive Vice President in 1998.

Mark T. Gorski (age 41) has been employed by HomeFederal as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005.  From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 56) has been employed by HomeFederal since March 2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see “Quarterly Results of Operations" on page 9 of HFB's Shareholder Annual Report for the year ended December 31, 2005 (the "Shareholder Annual Report"). As of December 31, 2005, there were 423 shareholders of record of HFB's Common Stock.

It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of HomeFederal to pay dividends to the Company. For a discussion of the regulatory limitations on HomeFederal’s ability to pay dividends see Item 1, “Business-Regulation - HomeFederal Savings Bank - Dividends”, and on the Company’s ability to pay dividends, see Item 1, “Business-Regulation - Home Federal Bancorp - Dividends”.

Income of HomeFederal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by HomeFederal on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2005, none of HomeFederal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2005.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2005	-	$0.00	-	134,000
November 2005	15,000	$25.13	15,000	119,000
December 2005	46,000	$25.18	46,000	73,000
Fourth Quarter	61,000	$25.18	61,000	73,000

(1)   On July 26, 2005, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 193,000 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

The disclosures regarding equity compensation plans required by Reg. § 229.201(d) is set forth in Item 12 hereof.

Item 6.  Selected Financial Data.

The information required by this item is incorporated by reference to the material under the heading "Summary of Selected Consolidated Financial Data" on page 8 of the Shareholder Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 10 to 22 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to page 17 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto contained on pages 26 to 46 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 9 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A. Controls and Procedures.

    Evaluation of Disclosure Controls and Procedures. As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2005, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

    Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Controls is included on page 23 of the Shareholder’s Annual Report and is incorporated herein by reference.

    Attestation Report of Registered Public Accounting Firm. The Attestation Report of the Company’s independent registered public accounting firm is included on page 24 of the Shareholder’s Annual Report and is incorporated herein by reference.

  Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2005, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to page 14 of the 2005 Proxy Statement.

The information required by this item with respect to members of the Company’s Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to page 5 of the 2005 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11. Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 6 through page 14 of the 2005 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information required by this item is incorporated by reference to pages 1 to 3 of the 2005 Proxy Statement.

Equity Compensation Plan Information

The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2005.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2005 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2005 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	617,717(1)	$ 21.86(1)	271,631(1)
Equity compensation plans not approved by security holders	---	---	---
Total	617,717	$21.86	271.631

(1) Includes the following plans: the Company’s 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to page 14 of the 2005 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to page 15 of the 2005 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

Financial Statements	Page in 2005
Shareholder
Annual Report

Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2005 and December 31, 2004	26

Consolidated Statements of Income for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.	27

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.	28

Consolidated Statements of Cash Flows for the years ended December 31, 2005, December 31, 2004 and December 31, 2003.	29

Notes to Consolidated Financial Statements	30

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 38.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 15th day of March 2006.

HOME FEDERAL BANCORP

Date: March 15, 2006	By: /s/ John K. Keach, Jr.
John K. Keach, Jr., President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March 2006.

/s/ Mark T. Gorski	/s/ John K. Keach, Jr.
Mark T. Gorski, Executive Vice President, Treasurer, Chief Financial Officer and Secretary	John K.Keach, Jr. Chairman of the Board, President and Chief Executive Officer
(Principal Financial Officer)
(Principal Executive Officer)

/s/ Melissa A. McGill	/s/ John K. Keach, Jr.
Melissa A. McGill	John K. Keach, Jr., Director
Senior Vice President and Controller
(Principal Accounting Officer)

/s/ Harvard W. Nolting, Jr.	/s/ John T. Beatty
Harvard W. Nolting, Jr., Director	John T. Beatty, Director

/s/ David W. Laitinen	/s/ Harold Force
David W. Laitinen, Director	Harold Force, Director

/s/ John M. Miller
John M. Miller, Director

EXHIBIT INDEX
Reference to
Regulation S-K Sequential
Exhibit Number Document Page Number

3(a) Articles of Incorporation (incorporated by reference from
Exhibit B to Registrant's Registration Statement on Form S-4
(Registration No. 33-55234)).

3(b) Code of By-Laws (incorporated by reference from Exhibit C to Registrant's Registration Statement on From S-4
(Registration No. 33-55234)); amendment thereto dated
October 22, 2002 (incorporated by reference from Exhibit 3(b) of
Registrant’s Transition Report on Form 10-K Transition Report for the
six months ended December 31, 2002)

4(a) Articles of Incorporation (incorporated by reference
from Exhibit B to Registrant's Registration Statement on Form S-4
(Registration No.33-55234)).

4(b) Code of By-Laws (incorporated by reference from
Exhibit C to Registrant's Registration Statement on From S-4
(Registration No. 33-55234); amendment thereto dated October 22,
2002 (incorporated by reference from Exhibit 3(b) of Registrant’s
Transition Report on Form 10-K Transition Report for the six months
Ended December 31, 2002).

10(a) Stock Option Plan (incorporated by reference from Exhibit 10(a) to
Registrant's Registration Statement on Form S-4
(Registration No. 33-55234).

10(b) 1993 Stock Option Plan (incorporated by reference from Exhibit 10(b)
to Registrant's Form 10-K for the year ended June 30, 1994); amendment thereto is incorporated by reference to Exhibit 10.1 of the Registrant's
Form 8-K dated March 28, 2005.

10(d) Employment Agreement with John K. Keach, Jr. (incorporated by reference from Exhibit 10(d) to Registrant's Registration Statement on Form S-4 (Registration No. 33-55234)); first, second and third amendments thereto (incorporated by reference to Exhibit 10(d) of
Registrant’s Form 10-K for the year ended June 30, 1998); fourth amendment thereto (incorporated by reference to Exhibit 10 (d) of
Registrant’s Form 10-K for the year ended June 30, 2001); fifth amendment thereto (incorporated by reference from Exhibit l0(d)
to Registrant’s Form 10-K for the fiscal year ended June 30, 2002).

10(f) HomeFederal Savings Bank Excess Benefit Plan Agreement
with John K. Keach, Jr. dated April 1, 2001 (incorporated by reference to Exhibit 10 (f) of Registrant’s Form 10-K for the year ended
June 30, 2001).

10(g) 1999 Stock option plan incorporated by reference to Exhibit J to the registrant’s proxy statement for its 1999 Annual shareholder’s meeting;
amendment thereto is incorporated by reference to Exhibit 10.1 of the
Registrant's Form 8-K dated March 28, 2005

10(h) Home Federal Bancorp Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K dated May 24 2005).

10(i) Form of Home Federal Bancorp Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K dated May 24, 2005).

10(j) Supplemental Executive Retirement Agreement with Mark T. Gorski effective
July 1,2005 (incorporated by reference to Exhibit 10.4 to Registrant’s
Form 8-K dated November 22, 2005); first amendment thereto dated
November 3, 2005

10(k) HomeFederal Bank Supplemental Executive Retirement Agreement with
Elaine Pollert effective July 1, 2005 (incorporated by reference to Exhibit 10.5 to Registrant's Form 8-K dated November 22, 2005).

10(n) Supplemental Executive Retirement Plan with John K. Keach, Jr.
dated April 1, 2001(incorporated by reference from Exhibit 10(n) to
Registrant’s Form 10-K for the year ended June 30, 2002).

10(o) Supplemental Executive Retirement Plan with Lawrence E. Welker dated April 1, 2001 (incorporated by reference from Exhibit 10(o) to
Registrant’s Form 10-K for the year ended June 30, 2002).

10(p) Supplemental Executive Retirement Plan with Elaine Pollert dated
April 1, 2001(incorporated by reference from Exhibit 10(p) to
Registrant’s Form 10-K for the year ended June 30, 2002).

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

10(w) Employment Agreement with S. Elaine Pollert (incorporated by reference from Exhibit l0(w) to HomeFederal Bank Form 10-K for the fiscal year ended June 30, 1998); and First Amendment to Employment Agreement
(incorporated by reference from Exhibit 10(w) to Registrant's Form 10-K for the year ended June 30, 1998); second amendment thereto
(incorporated by reference from Exhibit 10(w) to Registrant’s Form 10-K for the year ended June 30, 2002); third amendment to Employment
Agreement (incorporated by reference from Exhibit l0(w) to Registrant’s
Form 10-K for the fiscal year ended June 30, 2002).

10(x) Supplemental Executive Retirement Plan with Gerald L. Armstrong dated
April 1, 2001(incorporated by reference from Exhibit 10(x) to Registrant’s
Form 10-K for the year ended June 30, 2002).

10(ac) HomeFederal Bank Deferred Compensation Agreement with John Beatty
(incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K dated November 22, 2005).

10(ad) Director Deferred Compensation Agreement with Lewis Essex
(incorporated by reference from Exhibit 10(ad) to HomeFederal
Bank Form 10-K for the fiscal year ended June 30, 1992);
first and second amendments thereto (incorporated by reference from Exhibit 10(ad) to Registrant's Form 10-K for the year ended
June 30, 1998).

10(ae) HomeFederal Bank Director Deferred Compensation Agreement with
Harold Force (incorporated by reference to Exhibit 10.1 of Registrant’s
Form 8-K dated November 22, 2005).

10(af) HomeFederal Bank Director Deferred Compensation Agreement with
David W. Laitinen (incorporated by reference to Exhibit 10.3 of
Registrant’s 8-K dated November 22, 2005).

10(ag) Director Deferred Compensation Agreement with William Nolting
(incorporated by reference from Exhibit 10(ag) to HomeFederal
Bank Form 10-K for the fiscal year ended June 30, 1992); );
first and second amendments thereto (incorporated by reference from
Exhibit 10(ag) to Registrant's Form 10-K for the year ended
June 30, 1998).

10(ar) Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s form 8-K dated March 28, 2005).

10(as) 1995 Stock Option Plan (incorporated by reference from Exhibit A to Registrant's Proxy Statement for its 1995 annual shareholder meeting);
amendment thereto is (incorporated by reference to Exhibit 10.1 of Registrant’s
Form 8-K dated March 28, 2005).

10(at) 2001 Stock Option Plan (incorporated by reference from Exhibit B to the Registrant's Proxy Statement for its 2001 annual shareholder meeting);
amendment thereto is incorporated by reference to Exhibit 10.1 of Registrant’s
Form 8-K dated March 28, 2005.

10(au) Employment Agreement with Charles R. Farber (incorporated by reference from Exhibit l0(au) to Registrant’s Form 10-K for the
fiscal year ended June 30, 2002).

10(av) Executive Supplemental Retirement Income Agreement with Charles R. Farber dated November 1, 2002 (incorporates by reference to Exhibit 10(av) to
Registrant’s Transition Report on Form 10-K for the six months ended
December 31, 2003).

10(aw) Form of Incentive Stock Option Agreement

10(ax) Form of Bonus Plan (incorporated by reference to Exhibit 10(ax) of
Registrant’s Form 10-K for the fiscal year ended December 31, 2004).

10(ay) Employment Agreement with Mark T. Gorski (incorporated by reference to
Exhibit 10ay to the Registrant's Form 10-Q for the fiscal quarter ended
June 30, 2005).

13 Home Federal Bancorp Annual Report December 31, 2005.

14 Code of Ethics (incorporated by reference to Exhibit 14 of Registrant’s
Form10-K for the fiscal year ended December 31, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s Transition Report on Form 10-K for the six months ended December 31, 2002).

23.1 Independent Registered Public Accounting Firm Consent.

31.1 Certification of John K. Keach, Jr. required by 12 C.F.R. § 240.13a-14(a)

31.2 Certification of Mark T. Gorski required by 12 C.F.R. § 240.13a-14(a)

32 Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.