Form 10-Q
period 2006-03-31
HOME FEDERAL BANCORP
filed 2006-05-10
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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
                                                          YES [x]  NO [ ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

            Large accelerated filer [ ]                                                               Accelerated filer [x]                                                                                                Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
                                                       YES [ ]  NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 5, 2006.

Common Stock, no par value - 3,665,389 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS (unaudited)
(in thousands, except share data)
	March 31,	December 31,
	2006	2005
Assets:
Cash and due from banks	$40,236	$53,736
Securities available for sale at fair value (amortized cost $122,474 and $126,146)	119,353	123,351
Securities held to maturity (fair value $1,790 and $1,793)	1,802	1,806
Loans held for sale (fair value $5,431 and $4,859)	5,359	4,795
Portfolio loans and leases:
Commercial loans	108,900	105,357
Commercial mortgage loans	204,424	207,144
Residential mortgage loans	174,118	178,752
Second & Home equity loans	92,209	87,893
Other consumer loans	37,340	36,594
Unearned income	(150)	(299)
Total portfolio loans	616,841	615,441
Allowance for loan and lease losses	(6,770)	(6,753)
Total portfolio loans and leases, net	610,071	608,688

Bank premises and equipment	17,607	17,781
Accrued interest receivable	4,077	3,942
Goodwill	1,695	1,695
Servicing rights	2,796	2,725
Other assets	31,695	32,267

TOTAL ASSETS	$834,691	$850,786

Liabilities:
Deposits:
Demand	$73,482	$66,464
Interest checking	77,192	82,991
Savings	49,380	46,014
Money market	156,960	162,350
Certificates	269,724	262,888
Retail deposits	626,738	620,707
Brokered deposits	22,440	22,557
Public fund certificates	6,089	14,245
Wholesale deposits	28,529	36,802
Total deposits	655,267	657,509

FHLB Borrowings	79,181	86,633
Short term borrowings	38	166
Long term debt	14,242	14,242
Accrued taxes, interest and expense	2,719	2,084
Other liabilities	10,617	17,114
Total liabilities	762,064	777,748

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,780,989 and 3,815,657	15,332	15,152
Retained earnings, restricted	59,335	59,723
Accumulated other comprehensive income, net of taxes	(2,040)	(1,837)
Total shareholders' equity	72,627	73,038

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$834,691	$850,786

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME (unaudited)
(in thousands except share and per share data)
	Three Months Ended
	March 31,
Interest income:	2006	2005
Short term investments	$249	$172
Securities	1,164	1,106
Commercial loans	1,966	1,581
Commercial mortgage loans	3,312	3,310
Residential mortgages	2,684	2,681
Second and home equity loans	1,594	1,304
Other consumer loans	660	619
Total interest income	11,629	10,773

Interest expense:
Checking and savings accounts	209	124
Money market accounts	950	379
Certificates of deposit	2,452	1,790
Total interest on retail deposits	3,611	2,293

Brokered deposits	277	390
Public funds	101	260
Total interest on wholesale deposits	378	650
Total interest on deposits	3,989	2,943

FHLB borrowings	1,092	1,578
Long term debt	221	182
Total interest expense	5,302	4,703

Net interest income	6,327	6,070
Provision for loan losses	117	146
Net interest income after provision for loan losses	6,210	5,924

Other income:
Gain on sale of loans	355	343
Investment advisory services	355	255
Service fees on deposit accounts	1,114	945
Loan servicing income, net of impairments	435	488
Miscellaneous	506	620
Total other income	2,765	2,651

Other expenses:
Compensation and employee benefits	3,905	3,663
Occupancy and equipment	950	872
Service bureau expense	379	506
Marketing	338	252
Miscellaneous	1,130	1,271
Total other expenses	6,702	6,564

Income before income taxes	2,273	2,011
Income tax provision	749	662
Net Income	$1,524	$1,349

Basic earnings per common share	$0.40	$0.34
Diluted earnings per common share	$0.39	$0.33

Basic weighted average number of shares	3,802,855	4,009,379
Dilutive weighted average number of shares	3,888,330	4,130,164
Dividends per share	$0.188	$0.188

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)	Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,524	$1,349
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Accretion of discounts, amortization and depreciation	484	492
Provision for loan losses	117	146
Net gain from sale of loans	(355)	(343)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	46	(18)
Loan fees deferred (recognized), net	(157)	72
Proceeds from sale of loans held for sale	21,398	18,534
Origination of loans held for sale	(21,607)	(18,199)
(Increase) decrease in accrued interest and other assets	182	(62)
Increase (decrease) in other liabilities	(5,843)	1,518
Net cash provided by (used in) operating activities	(4,211)	3,489

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans	(1,204)	10,340
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	4	247
Securities available for sale	9,686	4,145
Sales of:
Securities available for sale	1,367	648
Real estate owned and other asset sales	81	432
Purchases of:
Loans	(271)	(552)
Securities available for sale	(7,445)	(14,705)
Repayment of (investment in) joint ventures	293	(118)
Acquisition of property and equipment	(246)	(392)
Net cash provided by investing activities	2,265	45

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(2,242)	6,312
Proceeds from advances from FHLB	-	4,500
Repayment of advances from FHLB	(7,452)	(13,150)
Net proceeds from (net repayment of) overnight borrowings	(128)	(39)
Common stock options exercised	278	682
Repurchase of common stock	(1,300)	(2,131)
Payment of dividends on common stock	(710)	(751)
Net cash used in financing activities	(11,554)	(4,577)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(13,500)	(1,043)
Cash and cash equivalents, beginning of period	53,736	52,320
Cash and cash equivalents, end of period	$40,236	$51,277

Supplemental information:
Cash paid for interest	$5,302	$4,647
Assets acquired through foreclosure	$71	$484

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly owned subsidiaries. These consolidated interim financial statements at March 31, 2006, and for the three month period ended March 31, 2006, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2005.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three months ended
	March 31,
	2006	2005
Basic EPS:
Weighted average common shares	3,802,855	4,009,379

Diluted EPS:
Weighted average common shares	3,802,855	4,009,379
Dilutive effect of stock options	85,475	120,785
Weighted average common and incremental shares	3,888,330	4,130,164

Antidilutive options	118,252	90,099

3. Comprehensive Income
The following is a summary of the Company’s total comprehensive income for the interim three periods ended March 31, 2006 and 2005. (In thousands)

	Three months ended
	March 31,
	2006	2005
Net Income	$1,524	$1,349
Other comprehensive income (loss):
Unrealized holding losses from securities available for sale	(325)	(1,610)
Unrealized gains from cash flow hedge	11	58
Net unrealized losses	(314)	(1,552)
Tax effect	111	532
Other comprehensive loss, net of tax	(203)	(1,020)
Comprehensive Income	$1,321	$329

4. Stock Based Compensation
The Company has stock option plans for the benefit of officers, other key employees and directors. As of March 31, 2006, the plans were authorized to grant additional options to purchase 226,631 shares of the Company's common stock. Under such plans, the option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date. The options are nontransferable and are forfeited upon termination of employment, except in case of retirement, in which case the options are exercisable for three years after date of retirement. The Company issues new common shares to satisfy exercises of stock options.

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123-R “Share-Based Payment” (“SFAS 123-R”). Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning January 1, 2006 for any new awards issued after this date, as well as for any previously-issued awards vesting on or after January 1, 2006. Compensation cost in previous periods related to stock options continues to be disclosed on a pro-forma basis only. As required by SFAS123-R, the Company also estimates forfeitures over the vesting period of awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three months ended March 31, 2005:

(dollars in thousands, except per share data)
Net income, as reported	$1,349
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(152)
Pro forma net income	$1,197

Earnings per share:
Basic---as reported	$.34
Diluted---as reported	$.33

Earnings per share:
Basic---pro forma	$.30
Diluted---pro forma	$.29

For the three months ended March 31, 2006, the pre-tax compensation cost charged against income was $22,000, and the related income tax benefit recognized in the income statement was $8,000. The Company estimates the fair value of each option on the date of grant using the Black Scholes model. The Black Scholes model uses the following assumptions: 1.) expected life in years which is based on historical employee behavior; 2.) annualized volatility which is based on the price volatility of the Company’s stock over the expected life of the option; 3.) annual rate of quarterly dividends based on most recent historical rate; and 4.) the discount rate based on the zero coupon bond with a term equal to the expected life of the option. The fair value of options granted in the quarter ended March 31, 2006 were calculated using the following assumptions: dividend yield of 2.92%; risk-free interest rates of 4.75%; expected volatility of 21.07%; and expected life of 5.91 years. The fair value of options granted in the quarter ended March 31, 2005 were calculated using the following assumptions: dividend yield of 2.97%; risk-free interest rates of 4.11%; expected volatility of 22.38%; and expected life of 5.91 years.

The following is a summary of the stock option activity for the three month period ended March 31, 2006 and the stock options outstanding at the end of the period:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2005	617,717	$21.86
Granted	45,000	25.66
Exercised	(15,895)	16.12
Outstanding March 31, 2006	646,822	22.26	4.5	$2,077,000
Exercisable at March 31, 2006	585,421	22.03	4.0	2,013,000

As of March 31, 2006, there was approximately $265,000 of unrecognized compensation cost related to the unvested shares; that cost is expected to be recognized over the remaining vesting period, which approximates 4.75 years. The weighted-average grant date fair value of options granted during the three month periods ended March 31, 2006 and 2005, was $5.31 and $5.10, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 was $149,000. In the quarter ended March 31, 2006, the Company received $256,000 from stock options exercised.

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

6. Pension and Other Retirement Benefit Plans
The Bank participates in a noncontributory multi-employer pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the plan. There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Bank, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. However, as of June 30, 2005, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits. The Bank recorded contribution liability/expenses of $363,000 and $260,000 for the three months ended March 31, 2006 and 2005, respectively. No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2006. Cash contributions to the multi-employer pension plan for the three months ended March 31, 2005 were $76,000.

The Bank has entered into supplemental retirement agreements for certain officers. The net periodic pension cost, including the detail of its components for the three months ended March 31, 2006 and 2005 is estimated as follows:

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2006	2005
Service cost	$25	$23
Interest cost	49	49
Amortization of prior service cost	13	13
Amortization of actuarial(gains)/losses	2	-
Net periodic pension cost	$89	$85

The Bank previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to pay benefits of $219,000 in 2006. As of March 31, 2006, the Bank has paid $55,000 in benefits and presently anticipates paying an additional $164,000 in fiscal 2006.

7. Changes in Presentation
Certain amounts and items appearing in the prior periods’ financial statements have been reclassified to conform to the current presentation.

8. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying SPE from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this Statement will have a material effect on its consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management is currently in the process of determining which methodology to use to value recognized servicing assets and liabilities and therefore has not yet determined the potential impact of the Statement on its consolidated financial statements.

FASB staff position FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, was posted February 3, 2006. This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The guidance in this FSP is applicable only for options issued as part of employee compensation arrangements. Paragraphs 32 and A229 of Statement 123(R) require options or similar instruments to be classified as liabilities if “the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets”. Since an entity may be required in at least one circumstance (that is, a change in control) to settle its options or similar instruments issued as employee compensation in cash, the option or similar instrument would be classified as a liability pursuant to paragraphs 32 and A229 of Statement 123(R). Management has determined the adoption of FSP FAS 123(R)-4 did not have a material effect on its consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 30 through 34 of the Company’s annual report for the twelve month period ended December 31, 2005. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of mortgage servicing rights, (“MSR’s”).

Allowance for Loan Losses
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the loan’s observable market price or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

The allowance for loan losses is established through a provision for loan losses. Loan losses are charged against the allowance when management believes the loans are uncollectible. Subsequent recoveries, if any, are credited to the allowance.

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

All delinquent loans that meet regulatory requirements are included on the Asset Watch List. The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management. They are risk rated based on historical portfolio data that management believes will provide a good basis for the loans' quality. For all loans not listed individually on the Asset Watch List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

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

Valuation of Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and MSR’s based on the relative fair values of each. MSR’s are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR’s are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR’s. Factors included in the calculation of fair value of the MSR’s include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR’s, resulting in different valuations of the MSR’s. The differing valuations will affect the carrying value of the MSR’s on the balance sheet as well as the income recorded from loan servicing in the income statement. As of March 31, 2006, MSR’s had a carrying value of $2.8 million.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

General
The Company reported net income of $1,524,000 for the quarter ended March 31, 2006, compared to $1,349,000 for the quarter ended March 31, 2005, an increase of $175,000.  Basic earnings per common share for the current quarter were $0.40 compared to $0.34 for the quarter ended March 31, 2005. Diluted earnings per common share were $0.39 for the quarter ended March 31, 2006, compared to $0.33 for the quarter ended March 31, 2005.

Net Interest Income
Net interest income before provision for loan losses increased $257,000 or 4.2% for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. This increase was due to a 24 basis point, (a basis point is defined as 1/100th of a percent), increase in the net interest margin to average interest earning assets, as the yields on interest earning assets increased more rapidly, rising 63 basis points, than the cost of funds which increased 44 basis points over the same period.

The provision for loan losses was $117,000 for the quarter ended March 31, 2006, a decrease of $29,000, compared to the quarter ended March 31, 2005. The $117,000 charge to the loan loss provision primarily reflects the $100,000 of net charge offs that occurred during the quarter. At March 31, 2006, the loan loss allowance covered 178.3% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended March 31, 2006 and 2005 is as follows:

Quarter ended March 31: (in thousands)	2006	2005
Allowance beginning balance	$6,753	$7,864
Provision for loan losses	117	146
Charge-offs	(120)	(167)
Recoveries	20	20
Loan Loss Allowance ending balance	$6,770	$7,863

Allowance to Total Loans	1.09%	1.25%
Allowance to Nonperforming Assets	167%	57%

Net interest income after provision for loan losses increased $286,000 or 4.8% for the three month period ended March 31, 2006 compared to the three months ended March 31, 2005.

Interest Income
Total interest income for the three month period ended March 31, 2006, increased $856,000, or 8.0%, over the same period of the prior year. This increase is primarily the result of a 63 basis point increase in the weighted average interest rate earned on average interest earning assets for the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005. The increase in interest rates reflects the rising rate environment of the two comparative quarters as evidenced by the prime rate which was approximately 200 basis points higher in the quarter ended March 31, 2006 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended March 31, 2006 increased $599,000, or 12.7%, as compared to the same period a year ago. The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 44 basis points, from the March 2005 quarter to the March 2006 quarter. The changing mix of the balance sheet mitigated the impact of the rising rate scenario. The average balance of retail deposits increased $49,181,000, while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $37,767,000 and $43,543,000, respectively, in the quarter ended March 31, 2006, as compared to the quarter ended March 31, 2005.

Other Income
Total other income increased $114,000 or 4% to $2,765,000 for the quarter. The increase in other income was due primarily to increases in deposit service fee income and investment advisory fees. Total deposit fee income increased $169,000 or 18% for the quarter, due primarily to the increased number of deposit accounts. The number of retail and business checking accounts increased by 1,500 and 300, respectively from March 31, 2005 to March 31, 2006, driving the increase in deposit fee revenue. Investment advisory fees increased $100,000 or 39% for the quarter due to increased production in established markets along with brokerage production from a book of business acquired in the Greenwood market during the fourth quarter of 2005.

Loan servicing income decreased $53,000 for the quarter due primarily to the timing and fluctuation in the impairment charge/recovery. The originated mortgage servicing rights asset is reviewed for impairment each quarter. The impairment charge is the recognition of the change in value of mortgage servicing rights that results from changes in interest rates and loan prepayment speeds. During the quarter, the impairment recovery was $206,000 compared to $321,000 in the prior year for a decrease of $115,000. As of March 31, 2006, the remaining balance in the impairment reserve for originated mortgage servicing rights was $219,000.

Miscellaneous income decreased $114,000 or 18.4% due primarily to a $45,000 reduction in joint venture income, as the Bank is in the process of divesting itself of its joint venture activity. On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures.

Other Expenses
Other expenses increased $138,000 or 2% to $6,702,000 for the quarter. Compensation and employee benefits expense increased $242,000 or 6.6% for the quarter due primarily to additional brokerage commission costs, normal annual salary increases and increased cost of employee benefits. Occupancy expenses increased $78,000 due to depreciation, taxes and utilities costs associated with the operations center which opened in the fourth quarter of 2005, as well as related increases in hardware and warranty expenses. Marketing expense increased $86,000 for the quarter due to marketing efforts focused on supporting the Bank’s growth efforts, particularly in the Indianapolis area. Service bureau expense decreased $127,000 or 25% compared to the prior year as we have renegotiated our contracts with our current service providers. Miscellaneous expense decreased $141,000 or 11% for the quarter due primarily to decreases in loan expenses and expenses associated with other real estate properties owned in the prior year.

Asset Quality
Non-performing assets to total assets decreased to 0.48% at March 31, 2006 from 0.55% at December 31, 2005. Non-performing loans to total gross loans decreased to 0.61% at March 31, 2006 from 0.70% at December 31, 2005. The ratio of the allowance for loan losses to total loans remained 1.09% at March 31, 2006. In addition, the allowance for loan losses to non-performing loans increased to 178% as of March 31, 2006 compared to 156% at December 31, 2005. The current non-performing asset ratios as of March 31, 2006 continue to be indicative of the historical quality of the loan portfolio.

FINANCIAL CONDITION:
Total assets as of March 31, 2006, were $834,691,000, which was a decrease of $16,095,000 from December 31, 2005, total assets of $850,786,000. Changes within the various balance sheet categories included a $13,500,000 decrease in cash and due from banks. Cash and due from banks was unusually high at the end of the prior year due to large deposits made by public fund customers at year end, which were subsequently withdrawn in early January.

Retail deposits increased $6,031,000 from December 31, 2005 to March 31, 2006. This increase in funds was used primarily to pay off FHLB advances which decreased $7,452,000 over the same period. Loans increased $1,400,000 during the quarter ended March 31, 2006. Home equity loans increased $4,316,000, while commercial loans increased $823,000 for the quarter. Residential mortgage loans decreased $4,634,000 for the quarter due to reductions in loan originations.

Shareholders' equity decreased $411,000 during the same period. Retained earnings increased $1,524,000 from net income and $22,000 from recognition of compensation expense associated with vesting of stock options and decreased $710,000 for dividends paid and $1,224,000 from stock buy backs. Common stock increased $256,000 from the exercise of common stock options. Common stock decreased $76,000 from stock buy backs. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $214,000 for the three months ended March 31, 2006. This loss is primarily caused from the effect of the increasing interest rate environment on the fixed rate securities portfolio. Additionally, the Company had other comprehensive gain from the change in fair value of a cash flow hedge of $11,000 for the same three month period.

At March 31, 2006, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

As of March 31, 2006 (Dollars in Thousands)
	Actual		Minimum Requirements		To be “Well- Capitalized” under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
Tier I Capital to Risk- Weighted Assets	$72,785	11.02%	$26,409	4.00%	$39,613	6.00%
Total Risk-Based Capital to Risk-Weighted Assets	$79,555	12.05%	$52,818	8.00%	$66,022	10.00%
Tier I Leverage Ratio	$72,785	8.69%	$33,512	4.00%	$41,890	5.00%
HomeFederal Bank
Tier I Capital to Risk- Weighted Assets	$82,406	12.49%	$26,384	4.00%	$39,576	6.00%
Total Risk-Based to Risk- Weighted Assets	$89,176	13.52%	$52,768	8.00%	$65,960	10.00%
Tier I Leverage Ratio	$82.406	9.85%	$33,478	4.00%	$41,848	5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2006, the Bank had $79,181,000 in such borrowings. In addition, at March 31, 2006, the Bank had commitments to purchase loans of $8,675,000, fund loan originations of $43,604,000, unused home equity lines of credit of $58,384,000 and unused commercial lines of credit of $32,571,000, as well as commitments to sell loans of $16,101,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended March 31, 2006 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2005, which is incorporated by reference herein.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended March 31, 2006.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2006	10,000	$25.40	10,000	63,000
February 2006	-	$0.00	-	63,000
March 2006	40,563	$25.79	40,563	22,437
First Quarter	50,563	$25.71	50,563	22,437

(1) July 26, 2005, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 193,000 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

(2) April 25, 2006, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 187,927 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

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

Home Federal Bancorp
Date:	May 9, 2006
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer