Form 10-Q
period 2006-06-30
HOME FEDERAL BANCORP
filed 2006-08-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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
                                                       YES [ ]  NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 4, 2006.

Common Stock, no par value - 3,683,077 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)	June 30,	December 31,
	2006	2005

Assets:
Cash and due from banks	$35,502	$53,736
Securities available for sale at fair value (amortized cost $123,024 and $126,146)	118,913	123,351
Securities held to maturity (fair value $1,797 and $1,793)	1,788	1,806
Loans held for sale (fair value $7,470 and $4,859)	7,362	4,795
Portfolio loans:
Commercial loans	127,060	105,357
Commercial mortgage loans	213,692	207,144
Residential mortgage loans	173,137	178,752
Second & home equity loans	96,729	87,893
Other consumer loans	37,555	36,594
Unearned income	(70)	(299)
Total portfolio loans	648,103	615,441
Allowance for loan losses	(6,718)	(6,753)
Total portfolio loans, net	641,385	608,688

Bank premises and equipment	17,460	17,781
Accrued interest receivable	4,163	3,942
Goodwill	1,695	1,695
Servicing rights	2,747	2,725
Other assets	32,035	32,267
TOTAL ASSETS	$863,050	$850,786

Liabilities:
Deposits:
Demand	$68,869	$66,464
Interest checking	83,167	82,991
Savings	46,415	46,014
Money market	156,656	162,350
Certificates	276,354	262,888
Retail deposits	631,461	620,707
Brokered deposits	22,354	22,557
Public fund certificates	5,798	14,245
Wholesale deposits	28,152	36,802
Total deposits	659,613	657,509

FHLB borrowings	97,173	86,633
Short term borrowings	10	166
Long term debt	14,242	14,242
Accrued taxes, interest and expense	2,919	2,084
Other liabilities	19,426	17,114
Total liabilities	793,383	777,748

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,681,577 and 3,815,657	16,461	15,152
Retained earnings, restricted	55,897	59,723
Accumulated other comprehensive income, net of taxes	(2,691)	(1,837)

Total shareholders' equity	69,667	73,038

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$863,050	$850,786

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest income:
Short term investments	$101	$150	$350	$322
Securities	1,177	1,184	2,341	2,290
Commercial loans	2,218	1,735	4,184	3,316
Commercial mortgage loans	3,416	3,356	6,728	6,666
Residential mortgages	2,736	2,692	5,420	5,373
Second and home equity loans	1,699	1,355	3,293	2,659
Other consumer loans	667	670	1,327	1,289
Total interest income	12,014	11,142	23,643	21,915

Interest expense:
Checking and savings accounts	233	121	442	245
Money market accounts	1,178	404	2,128	783
Certificates of deposit	2,662	1,936	5,114	3,726
Total interest on retail deposits	4,073	2,461	7,684	4,754

Brokered deposits	278	336	555	726
Public funds	70	254	171	514
Total interest on wholesale deposits	348	590	726	1,240
Total interest on deposits	4,421	3,051	8,410	5,994

FHLB borrowings	1,112	1,544	2,204	3,122
Short term borrowings	3	-	3	-
Long term debt	228	196	449	378
Total interest expense	5,764	4,791	11,066	9,494

Net interest income	6,250	6,351	12,577	12,421
Provision for loan losses	220	112	337	258
Net interest income after provision for loan losses	6,030	6,239	12,240	12,163

Other income:
Gain on sale of loans	354	346	709	689
Investment advisory services	361	252	716	507
Service fees on deposit accounts	1,638	1,136	2,752	2,081
Loan servicing income, net of impairments	341	163	776	651
Miscellaneous	581	856	1,087	1,476
Total other income	3,275	2,753	6,040	5,404

Other expenses:
Compensation and employee benefits	4,029	3,571	7,934	7,234
Occupancy and equipment	951	888	1,901	1,760
Service bureau expense	368	534	747	1,040
Marketing	374	354	712	606
Miscellaneous	1,330	1,456	2,460	2,727
Total other expenses	7,052	6,803	13,754	13,367

Income before income taxes	2,253	2,189	4,526	4,200
Income tax provision	713	736	1,462	1,398
Net Income	$1,540	$1,453	$3,064	$2,802

Basic earnings per common share	$0.42	$0.37	$0.82	$0.71
Diluted earnings per common share	$0.40	$0.36	$0.80	$0.69

Basic weighted average number of shares	3,705,844	3,928,089	3,754,082	3,968,509
Dilutive weighted average number of shares	3,811,774	4,028,696	3,847,458	4,079,152
Dividends per share	$.200	$.188	$.388	$.375

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Six Months Ended
(unaudited)	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,064	$2,802
Adjustments to reconcile net income to net cash
from operating activities:
Accretion of discounts, amortization and depreciation	976	924
Provision for loan losses	337	258
Net gain from sale of loans	(709)	(689)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	46	(359)
Loan fees deferred (recognized), net	(237)	(7)
Proceeds from sale of loans held for sale	46,369	43,441
Origination of loans held for sale	(48,227)	(43,642)
(Increase) decrease in accrued interest and other assets	(247)	(487)
Increase (decrease) in other liabilities	3,292	1,125
Net cash from operating activities	4,664	3,366

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans	(28,571)	12,811
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	17	250
Securities available for sale	12,157	9,685
Sales of:
Securities available for sale	1,595	6,495
Real estate owned and other asset sales	317	2,021
Purchases of:
Loans	(4,358)	(552)
Securities available for sale	(10,767)	(24,074)
Repayment of (investment in) joint ventures	493	958
Acquisition of property and equipment	(516)	(1,718)
Net cash from investing activities	(29,633)	5,876

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,104	(3,092)
Proceeds from advances from FHLB	35,000	6,500
Repayment of advances from FHLB	(24,460)	(20,158)
Net proceeds from (net repayment of) overnight borrowings	(156)	(58)
Common stock options exercised	1,451	707
Repurchase of common stock	(5,751)	(5,071)
Payment of dividends on common stock	(1,453)	(1,476)
Net cash from financing activities	6,735	(22,648)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,234)	(13,406)
Cash and cash equivalents, beginning of period	53,736	52,320
Cash and cash equivalents, end of period	$35,502	$38,914

Supplemental information:
Cash paid for interest	$11,002	$9,528
Cash paid for income taxes	$1,090	$1,216
Assets acquired through foreclosure	$436	$959

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly owned subsidiaries. These consolidated interim financial statements at June 30, 2006, and for the three and six month periods ended June 30, 2006 and 2005, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2005.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Basic EPS:
Weighted average common shares	3,705,844	3,928,089	3,754,082	3,968,509

Diluted EPS:
Weighted average common shares	3,705,844	3,928,089	3,754,082	3,968,509
Dilutive effect of stock options	105,930	100,607	93,376	110,643
Weighted average common and incremental shares	3,811,774	4,028,696	3,847,458	4,079,152

Anti-dilutive options	-	130,099	-	130,099

3. Comprehensive Income
The following is a summary of the Company’s total comprehensive income for the interim three and six month periods ended June 30, 2006 and 2005. (In thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Income	$1,540	$1,453	$3,064	$2,802
Other comprehensive income/loss:
Unrealized holding gains (losses) from securities available for sale	(990)	706	(1,315)	(904)
Unrealized gains (losses) from cash flow hedge	-	30	11	88
Net unrealized gains (losses)	(990)	736	(1,304)	(816)
Tax effect	339	(252)	450	280
Other comprehensive income (loss), net of tax	(651)	484	(854)	(536)
Comprehensive Income	$889	$1,937	$2,210	$2,266

4. Stock Based Compensation
The Company has stock option plans for the benefit of officers, other key employees and directors. As of June 30, 2006, the plans were authorized to grant additional options to purchase 186,631 shares of the Company's common stock. Under such plans, the option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date. The options are nontransferable and are forfeited upon termination of employment, except in case of retirement, in which case the options are exercisable for three years after date of retirement. The Company issues new common shares to satisfy exercises of stock options.

Prior to January 1, 2006, the Company accounted for the plans under the recognition and measurement provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations (“APB 25”). Accordingly, because all stock options granted had an exercise price equal to the market value of the underlying common stock on the date of the grant, no expense related to employee stock options was recognized. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123-R “Share-Based Payment” (“SFAS 123-R”). Under the modified prospective method of adoption selected by the Company, compensation expense related to stock options is recognized beginning January 1, 2006 for any new awards issued after this date, as well as for any previously-issued awards vesting on or after January 1, 2006. Compensation cost in previous periods related to stock options continues to be disclosed on a pro-forma basis only. As required by SFAS 123-R, the Company also estimates forfeitures over the vesting period of awards.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three and six months ended June 30, 2005:

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30
(dollars in thousands, except share data)	2005	2005

Net income, as reported	$1,453	$2,802
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(20)	(172)

Pro forma net income	$1,433	$2,630

Earnings per share:
Basic---as reported	$.37	$.71
Basic---pro forma	$.36	$.66

Diluted---as reported	$.36	$.69
Diluted---pro forma	$.36	$.64

For the three and six month periods ended June 30, 2006, the pre-tax compensation cost charged against income was $78,000 and $100,000, respectively. The related income tax benefit recognized in the income statement for the same two periods was $24,000 and $32,000, respectively. The Company estimates the fair value of each option on the date of grant using the Black Scholes model. The Black Scholes model uses the following assumptions: 1.) expected life in years which is based on historical employee behavior; 2.) annualized volatility which is based on the price volatility of the Company’s stock over the expected life of the option; 3.) annual rate of quarterly dividends based on most recent historical rate; and 4.) the discount rate based on the zero coupon bond with a term equal to the expected life of the option. The fair value of options granted in the six months ended June 30, 2006 were calculated using the following assumptions: dividend yield of 2.87% to 2.92%; risk-free interest rates of 4.75% to 4.90%; expected volatility of 20.98% to 21.07%; and expected life of 5.91 to 6.03 years. The fair value of options granted in the six months ended June 30, 2005 were calculated using the following assumptions: dividend yield of 2.97% to 3.07%; risk-free interest rates of 3.68% to 4.11%; expected volatility of 22.13% to 22.38%; and expected life of 5.91 years.

The following is a summary of the stock option activity for the six month period ended June 30, 2006 and the stock options outstanding at the end of the period:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2005	617,717	$21.86
Granted	85,000	26.70
Exercised	(76,183)	19.05
Outstanding June 30, 2006	626,534	22.85	4.8	$3,017,000
Exercisable at June 30, 2006	525,133	22.29	4.0	$2,825,000

As of June 30, 2006, there was approximately $427,000 of unrecognized compensation cost related to the unvested shares; that cost is expected to be recognized over the remaining vesting period, which approximates 4.5 years. The weighted-average grant date fair value of options granted during the six month periods ended June 30, 2006 and 2005, was $5.61 and $5.00, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 was $573,000. In the six months ended June 30, 2006, the Company received $1,451,000 from stock options exercised.

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

6. Pension and Other Retirement Benefit Plans
The Bank participates in a noncontributory multi-employer pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the plan. There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Bank, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. However, as of June 30, 2005, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits. The Bank recorded contribution liability/expenses of $726,000 and $520,000 for the six months ended June 30, 2006 and 2005, respectively. No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2006. Cash contributions to the multi-employer pension plan for the six months ended June 30, 2005 were $76,000.

The Bank has entered into supplemental retirement agreements for certain officers. The net periodic pension cost, including the detail of its components for the three and six months ended June 30, 2006 and 2005 is estimated as follows:

	Three months Ended		Six months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005

Service cost	$25	$23	$50	$46
Interest cost	49	49	98	98
Amortization of prior service cost	13	13	26	26
Amortization of actuarial(gains)/losses	1	-	3	-

Net periodic pension cost	$88	$85	$177	$170

The Bank previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to pay benefits of $219,000 in 2006. As of June 30, 2006, the Bank has paid $109,000 in benefits and presently anticipates paying an additional $110,000 in fiscal 2006.

7. Changes in Presentation
Certain amounts and items appearing in the prior periods’ financial statements have been reclassified to conform to the current presentation. Such items include reclassification between other income and other expense, and do not impact net income.

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

FASB staff position FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, was posted February 3, 2006. This FASB Staff Position (“FSP”) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The guidance in this FSP is applicable only for options issued as part of employee compensation arrangements. Paragraphs 32 and A229 of Statement 123(R) require options or similar instruments to be classified as liabilities if “the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets”. Since an entity may be required in at least one circumstance (that is, a change in control) to settle its options or similar instruments issued as employee compensation in cash, the option or similar instrument would be classified as a liability when the change in control occurs pursuant to paragraphs 32 and A229 of Statement 123(R). Management has determined the adoption of FSP FAS 123(R)-4 did not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that implementation of the provisions of the new interpretation will have a material effect on the Company’s financial position or results of operations.

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

Valuation of Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, (“MSR’s”), based on the relative fair values of each. MSR’s are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR’s are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR’s. Factors included in the calculation of fair value of the MSR’s include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR’s, resulting in different valuations of the MSR’s. The differing valuations will affect the carrying value of the MSR’s on the balance sheet as well as the income recorded from loan servicing in the income statement. As of June 30, 2006, MSR’s had a carrying value of $2.7 million.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

General
The Company reported net income of $1,540,000 for the quarter ended June 30, 2006, compared to $1,453,000 for the quarter ended June 30, 2005, an increase of $87,000.  Basic earnings per common share for the current quarter were $0.42 compared to $0.37 for the quarter ended June 30, 2005. Diluted earnings per common share were $0.40 for the quarter ended June 30, 2006, compared to $0.36 for the quarter ended June 30, 2005.

Net Interest Income
Net interest income before provision for loan losses decreased $101,000 or 1.6% for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005. This decrease was due to the decrease in average earning assets and interest bearing liabilities of $21,321,000 and $23,836,000, respectively. Net interest margin to average interest earning assets remained relatively flat at 3.28% for the quarter ended June 30, 2006 compared to 3.25% for the quarter ended June 30, 2005.

The provision for loan losses was $220,000 for the quarter ended June 30, 2006, an increase of $108,000, compared to the quarter ended June 30, 2005. The $220,000 charge to the loan loss provision primarily reflects the net effect of loan growth and charge offs associated with the new overdraft privilege checking product offset by improving asset quality experienced by the Bank since December 2005. At June 30, 2006, the loan loss allowance covered 165% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended June 30, 2006 and 2005 is as follows:

Quarter ended June 30: (in thousands)	2006	2005

Allowance beginning balance	$6,770	$7,863
Provision for loan losses	220	112
Charge-offs	(298)	(1,159)
Recoveries	26	31
Loan Loss Allowance ending balance	$6,718	$6,847

Allowance to Total Loans	1.03%	1.09%
Allowance to Nonperforming Loans	165%	198%

Net interest income after provision for loan losses decreased $209,000 or 3.4% for the three month period ended June 30, 2006 compared to the three months ended June 30, 2005.

Interest Income
Total interest income for the three month period ended June 30, 2006, increased $872,000, or 7.8%, over the same period of the prior year. This increase is primarily the result of a 62 basis point increase in the weighted average interest rate earned on average interest earning assets for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. The increase in interest rates reflects the rising rate environment of the two comparative quarters as evidenced by the prime rate which was approximately 198 basis points higher in the quarter ended June 30, 2006 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended June 30, 2006 increased $973,000, or 20.3%, as compared to the same period a year ago. The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 52 basis points, from the June 2005 quarter to the June 2006 quarter. The changing mix of the balance sheet reduced the impact of the rising rate scenario. The average balance of retail deposits increased $40,237,000 while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $28,999,000 and $35,042,000, respectively, in the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005.

Other Income
Total other income increased $522,000 or 19.0% to $3,275,000 for the quarter. The increase in other income was due primarily to increases in deposit service fee income, loan servicing income and investment advisory fees. Total deposit fee income increased $502,000 or 44.2% for the quarter, due primarily to an overdraft privilege program introduced by the Bank in March 2006, as well as an increasing number of checking accounts. Investment advisory fees increased $109,000 or 43.3% for the quarter due to increased production in established markets along with brokerage production from a book of business acquired in the Greenwood market during the fourth quarter of 2005. Loan servicing income increased $178,000 for the quarter due primarily to the timing and fluctuation in the impairment charge/recovery. The originated mortgage servicing rights asset is reviewed for impairment each quarter. The impairment charge is the recognition of the change in value of mortgage servicing rights that results from changes in interest rates and loan prepayment speeds. During the quarter, the impairment recovery was $92,000 compared to a $33,000 impairment charge in the prior year for an increase of $125,000. Additionally, the amortization of the mortgage servicing right asset in the quarter ended June 30, 2006 was $288,000 compared to $344,000 in the quarter ended June 30, 2005. As of June 30, 2006, the remaining balance in the impairment reserve for originated mortgage servicing rights was $140,000.

Miscellaneous income decreased $275,000 or 32.1% due primarily to a $259,000 reduction in joint venture income, as the Bank is in the process of divesting itself of its joint venture activity. On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures.

Other Expenses
Other expenses increased $249,000 or 3.7% to $7,052,000 for the quarter. Compensation and employee benefits expense increased $458,000 or 12.8% for the quarter due to additional brokerage commission costs, normal annual salary increases, increased cost of employee benefits and staffing costs for a commercial loan office to be opened in downtown Indianapolis. Occupancy expenses increased $63,000 or 7.1% due to depreciation, taxes and utilities costs associated with the operations center which opened in the fourth quarter of 2005, as well as increases in repair and maintenance expenses. Service bureau expense decreased $166,000 or 31.1% compared to the prior year as the Bank has renegotiated its contracts with its current service provider. Miscellaneous expense decreased $126,000 or 8.7% for the quarter due primarily to decreases in loan expenses, as well as ATM/Debit card expense, which was also the result of a renegotiated service contract.

Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005:

General
The Company reported net income of $3,064,000 or $.80 diluted earnings per share, for the six months ended June 30, 2006, compared to $2,802,000, or $.69 diluted earnings per share, for the same period a year ago, an increase of $262,000 or a 15.9% increase in earnings per dilutive common share.

Net Interest Income
Net interest income before provision for loan losses increased $156,000 for the six month period ended June 30, 2006, compared to the same period ended June 30, 2005.

The change to the loan loss allowance for the six month periods ended June 30, 2006 and 2005 is as follows:

Six months ended June 30: (in thousands)	2006	2005
Allowance beginning balance	$6,753	$7,864
Provision for loan losses	337	258
Charge-offs	(417)	(1,325)
Recoveries	45	50
Loan Loss Allowance	$6,718	$6,847

Allowance to Total Loans	1.03%	1.09%
Allowance to Nonperforming Loans	165%	198%

Interest Income
Total interest income for the six month period ended June 30, 2006 increased $1,728,000 or 7.9%, compared to the six month period ended June 30, 2005. This increase is primarily the result of a 62 basis point increase in the weighted average interest rate earned on average interest earning assets for the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005. Similar to the quarterly interest rates discussed earlier, interest rates in general were higher for the year to date comparative periods as well.

Interest Expense
Total interest expense for the six month period ended June 30, 2006 increased $1,572,000 or 16.6% compared to the six month period ended June 30, 2005. Again, the changing mix of the interest bearing liabilities reduced the impact of the rising rate scenario of the two comparative periods. The average balance of retail deposits increased $45,275,000, while the average balance of higher costing Federal Home Loan Bank advances and wholesale deposits decreased $33,359,000 and $39,269,000, respectively, in the six month period ended June 30, 2006, as compared to the six month period ended June 30, 2005.

Other Income
Total other income for the six month period ended June 30, 2006 increased $636,000 or 11.8% as compared to the same period one year ago. This increase was the net result of the same factors discussed in the second quarter results above. Service fees on deposits increase due to the overdraft privilege program and as well as increasing numbers of deposit accounts. The year to date increase in investment advisory income mirrors the increase explained in the quarterly discussion and results from increased production in established markets along with brokerage production from a book of business acquired in the Greenwood market during the fourth quarter of 2005. Additionally, the $125,000 increase in loan serving income, net of impairments, was primarily due to a reduction of $118,000 in amortization charges of mortgage servicing rights for the two comparative periods.

Miscellaneous income decreased $389,000 or 26.4% for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. Joint venture income decreased $302,000 over the two comparative periods as the Bank works toward divesting itself of the joint venture line of business as discussed earlier. Additionally, gains from real estate owned decreased $55,000 mirroring the decrease in average real estate owned balances for the two six month periods ended June 30, 2006 and 2005.

Other Expenses
Total other expenses for the six month period ended June 30, 2006 increased $387,000 or 2.9%. This increase is primarily the result of a $700,000 increase in compensation and employee benefits, due to the same factors explained in the quarterly discussion. Additional increases to other expenses include occupancy and equipment and marketing expenses which increased $141,000 and $106,000, respectively for the year to date comparative periods. The occupancy and equipment increases were the result of depreciation, taxes and utilities costs associated with the new operations center which opened in the fourth quarter of 2005, as well as increases in repair and maintenance expenses. Marketing expenses increased primarily due to marketing efforts focused on supporting the Bank’s growth efforts, particularly in the Indianapolis area.

Service bureau expense decreased $293,000 due to the renegotiation of the related contract as described in the quarterly discussion. Miscellaneous expenses decreased $267,000 in the year to date comparisons due to reduced loan expenses and ATM/debit card expenses discussed earlier. In addition real estate owned expenses decreased due to a corresponding decrease in the average balance of real estate owned for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.

Asset Quality
Non-performing assets to total assets decreased to 0.52% at June 30, 2006 from 0.54% at December 31, 2005. Non-performing loans to total gross loans decreased to 0.62% at June 30, 2006 from 0.70% at December 31, 2005. In addition, the allowance for loan losses to non-performing loans increased to 165% as of June 30, 2006 compared to 156% at December 31, 2005.

FINANCIAL CONDITION:
Total assets as of June 30, 2006, were $863,050,000, which was an increase of $12,264,000 from December 31, 2005, total assets of $850,786,000. Changes within the various balance sheet categories included an $18,234,000 decrease in cash and due from banks. Retail deposits and FHLB advances increased $10,754,000 and $10,540,000, respectively, from December 31, 2005 to June 30, 2006. This increase in funds was used primarily to finance loan originations. Retail certificates of deposit increased $13,466,000. The increase in retail certificates of deposit was partially the result of the $5,694,000 decrease in retail money market accounts as customers choose to lock in higher rates. Public fund certificates of deposit decreased $8,447,000. Retail certificates of deposit are a lower cost of funds for the Company, compared to public fund certificates of deposit, as their weighted average cost is approximately 60 basis points lower than the weighted average cost of public fund certificates of deposit. Loans increased $32,662,000 during the six months ended June 30, 2006. Commercial mortgage loans increased $21,703,000 while commercial loans increased $6,548,000. Second and home equity loans increased $8,836,000. Residential mortgage loans decreased $5,615,000 as customers preferences were for fixed rate loans, which the Bank typically sells in the secondary market.

Shareholders' equity decreased $3,371,000 during the same period. Retained earnings increased $3,064,000 from net income and decreased $1,453,000 for dividends paid and $5,437,000 from stock buy backs. Common stock increased $1,451,000 from the exercise of common stock options, $72,000 from the related tax benefit of disqualifying dispositions of such options, and $100,000 from recognition of compensation expense associated with vesting of stock options. Common stock decreased $314,000 from stock buy backs. The Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $865,000 for the six months ended June 30, 2006. This loss is primarily caused from the effect of the increasing interest rate environment on the fixed rate securities portfolio. Additionally, the Company had other comprehensive gain from the change in fair value of a cash flow hedge of $11,000 for the same six month period.

At June 30, 2006, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	As of June 30, 2006
	(Dollars in Thousands)
					To be “Well-
					Capitalized” under
			Minimum		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
Tier I Capital to Risk- Weighted Assets	$70,489	10.01%	$28,166	4.00%	$42,248	6.00%
Total Risk-Based Capital to Risk-Weighted Assets	$77,207	10.96%	$56,331	8.00%	$70,414	10.00%
Tier I Leverage Ratio	$70,489	8.35%	$33,751	4.00%	$42,189	5.00%
HomeFederal Bank
Tier I Capital to Risk-Weighted Assets	$81,259	11.55%	$28,134	4.00%	$42,201	6.00%
Total Risk-Based to Risk-Weighted Assets	$87,977	12.51%	$56,268	8.00%	$70,335	10.00%
Tier I Leverage Ratio	$81,259	9.64%	$33,716	4.00%	$42,145	5.00%

Liquidity and Capital Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis. At June 30, 2006, the Bank had $97,173,000 in such borrowings. In addition, at June 30, 2006, the Bank had commitments to purchase loans of $7,641,000, fund loan originations of $29,046,000, unused home equity lines of credit of $55,969,000 and unused commercial lines of credit of $43,394,000, as well as commitments to sell loans of $26,098,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended June 30, 2006 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2005, which is incorporated by reference herein.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended June 30, 2006.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1 & 2)	Maximum number of shares that may yet be purchased under the plans or programs (1 & 2)
April 2006	-	$0.00	-	210,364
May 2006	129,700	$27.81	129,700	80,664
June 2006	30,000	$28.15	30,000	50,664
Second Quarter	159,700	$27.87	159,700	50,664

(1) July 26, 2005, the Company announced a new stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 193,000 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program was completed May 1, 2006.

(2) April 25, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or
              187,927 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

On April 25, 2006, the Corporation held its Annual Meeting of Shareholders. A total of 3,401,545 shares were present in person or by proxy at the meeting. The following director nominees received the following votes and votes withheld at that meeting:

For Votes Withheld

John M. Miller 3,333,028 68,517
(three year term)
Harvard W. Nolting, Jr. 3,323,170 78,375
(three year term)

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Term Expiring
John T. Beatty	2007
Harold Force	2007
John K. Keach, Jr.	2008
David W. Laitinen, M. D	2008

Item 5. Other information

N/A

Item 6. Exhibits

(a)	Exhibits
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

                        Home Federal Bancorp

Date:	August 8, 2006
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer