Form 10-Q
period 2006-09-30
HOME FEDERAL BANCORP
filed 2006-11-09
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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
                                                       YES [ ]  NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 31, 2006.

Common Stock, no par value - 3,665,057 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)	September 30,	December 31,
	2006	2005

Assets:
Cash and due from banks	$48,473	$53,736
Securities available for sale at fair value (amortized cost $91,082 and $126,146)	90,373	123,351
Securities held to maturity (fair value $1,712 and $1,793)	1,728	1,806
Loans held for sale (fair value $5,938 and $4,859)	5,822	4,795
Portfolio loans:
Commercial loans	145,157	105,825
Commercial mortgage loans	234,319	207,144
Residential mortgage loans	170,918	178,752
Second & home equity loans	101,053	87,893
Other consumer loans	36,487	36,126
Unearned income	71	(299)
Total portfolio loans	688,005	615,441
Allowance for loan losses	(6,457)	(6,753)
Total portfolio loans, net	681,548	608,688

Bank premises and equipment	17,397	17,781
Accrued interest receivable	3,809	3,942
Goodwill	1,695	1,695
Servicing rights	2,552	2,725
Other assets	30,885	32,267
TOTAL ASSETS	$884,282	$850,786

Liabilities:
Deposits:
Demand	$70,797	$64,269
Interest checking	102,960	82,991
Savings	43,105	46,014
Money market	163,099	162,350
Certificates	291,145	262,888
Retail deposits	671,106	618,512
Brokered deposits	22,349	22,557
Public fund certificates	9,441	14,245
Wholesale deposits	31,790	36,802
Total deposits	702,896	655,314

FHLB borrowings	74,667	86,633
Short term borrowings	247	166
Long term debt	-	14,242
Junior subordinated debt	15,000	-
Accrued taxes, interest and expense	1,972	2,084
Other liabilities	18,342	19,309
Total liabilities	813,124	777,748

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,668,357 and 3,815,657	16,765	15,152
Retained earnings, restricted	54,854	59,723
Accumulated other comprehensive loss, net of taxes	(461)	(1,837)

Total shareholders' equity	71,158	73,038

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$884,282	$850,786

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest income:
Short term investments	$157	$229	$507	$551
Securities	1,187	1,180	3,528	3,470
Commercial loans	2,765	1,818	6,949	5,134
Commercial mortgage loans	3,660	3,413	10,388	10,079
Residential mortgages	2,765	2,707	8,185	8,080
Second and home equity loans	1,821	1,456	5,114	4,115
Other consumer loans	642	701	1,969	1,990
Total interest income	12,997	11,504	36,640	33,419

Interest expense:
Checking and savings accounts	440	135	882	380
Money market accounts	1,400	685	3,528	1,468
Certificates of deposit	2,969	2,103	8,083	5,829
Total interest on retail deposits	4,809	2,923	12,493	7,677

Brokered deposits	281	316	836	1,042
Public funds	115	194	286	708
Total interest on wholesale deposits	396	510	1,122	1,750
Total interest on deposits	5,205	3,433	13,615	9,427

FHLB borrowings	1,147	1,429	3,351	4,551
Short term borrowings	2	1	5	1
Long term debt	201	208	650	586
Junior subordinated debt	47	-	47	-
Total interest expense	6,602	5,071	17,668	14,565

Net interest income	6,395	6,433	18,972	18,854
Provision for loan losses	196	331	533	589
Net interest income after provision for loan losses	6,199	6,102	18,439	18,265

Other income:
Gain on sale of loans	356	459	1,065	1,148
Loss on sale of securities	(1,956)	-	(1,956)	-
Investment advisory services	317	291	1,033	798
Service fees on deposit accounts	1,729	1,147	4,481	3,228
Loan servicing income, net of impairments	236	260	1,012	911
Miscellaneous	490	705	1,577	2,181
Total other income	1,172	2,862	7,212	8,266

Other expenses:
Compensation and employee benefits	3,796	3,568	11,730	10,802
Occupancy and equipment	1,006	956	2,907	2,716
Service bureau expense	384	569	1,131	1,609
Marketing	378	270	1,090	876
Miscellaneous	1,324	1,178	3,784	3,905
Total other expenses	6,888	6,541	20,642	19,908

Income before income taxes	483	2,423	5,009	6,623
Income tax provision	142	815	1,604	2,213
Net Income	$341	$1,608	$3,405	$4,410

Basic earnings per common share	$0.09	$0.42	$0.91	$1.12
Diluted earnings per common share	$0.09	$0.41	$0.89	$1.09

Basic weighted average number of shares	3,679,793	3,841,810	3,729,047	3,925,812
Dilutive weighted average number of shares	3,767,985	3,944,895	3,820,421	4,033,907
Dividends per share	$.2000	$.188	$.588	$.563

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)	Nine Months Ended
(unaudited)	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,405	$4,410
Adjustments to reconcile net income to net cash
from operating activities:
Accretion of discounts, amortization and depreciation	(2,022)	1,362
Provision for loan losses	533	589
Net gain from sale of loans	(1,065)	(1,148)
Net loss from sale of securities	1,956	-
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	54	(453)
Loan fees deferred (recognized), net	(368)	(58)
Proceeds from sale of loans held for sale	70,843	73,400
Origination of loans held for sale	(70,805)	(74,213)
(Increase) decrease in accrued interest and other assets	2,347	(38)
Increase (decrease) in other liabilities	(757)	2,541
Net cash from operating activities	4,121	6,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Net principal received (disbursed) on loans	(63,318)	17,054
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	77	358
Securities available for sale	24,266	17,714
Sales of:
Securities available for sale	66,842	7,291
Real estate owned and other asset sales	529	2,625
Federal Home Loan Bank stock	958	-
Purchases of:
Loans	(9,707)	(1,645)
Securities held to maturity	-	(390)
Securities available for sale	(58,170)	(29,974)
Repayment of joint ventures	512	984
Investment in cash surrender value of insurance	-	(655)
Acquisition of property and equipment	(857)	(2,269)
Net cash from investing activities	(38,868)	11,093

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	47,582	18,080
Proceeds from advances from FHLB	35,000	6,500
Repayment of advances from FHLB	(46,966)	(35,913)
Repayment of senior debt	(14,242)	-
Proceeds from junior subordinated debt	15,000	-
Net proceeds from (net repayment of) overnight borrowings	81	(179)
Common stock options exercised	1,653	859
Repurchase of common stock	(6,436)	(6,550)
Payment of dividends on common stock	(2,188)	(2,191)
Net cash from financing activities	29,484	(19,394)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,263)	(1,909)
Cash and cash equivalents, beginning of period	53,736	52,320
Cash and cash equivalents, end of period	$48,473	$50,411

Supplemental information:
Cash paid for interest	$17,721	$15,417
Cash paid for income taxes	$2,380	$1,216
Assets acquired through foreclosure	$691	$1,109

See notes to consolidated financial statements

Notes to Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly owned subsidiaries. These consolidated interim financial statements at September 30, 2006, and for the three and nine month periods ended September 30, 2006 and 2005, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2005.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic EPS:
Weighted average common shares	3,679,793	3,841,810	3,729,047	3,925,812

Diluted EPS:
Weighted average common shares	3,679,793	3,841,810	3,729,047	3,925,812
Dilutive effect of stock options	88,192	103,085	91,374	108,095
Weighted average common and incremental shares	3,767,985	3,944,895	3,820,421	4,033,907

Weighted average anti-dilutive options	30,317	130,099	54,372	116,912

3. Comprehensive Income
The following is a summary of the Company’s total comprehensive income for the interim three and nine month periods ended September 30, 2006 and 2005. (In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net Income	$341	$1,608	$3,405	$4,410
Other comprehensive income/loss:
Unrealized holding gains (losses) from securities available for sale	1,446	(387)	131	(1,291)
Reclassification adjustment for losses in net income	1,956	-	1,956	-
Unrealized gains from cash flow hedge	-	32	11	120
Net unrealized gains (losses)	3,402	(355)	2,098	(1,171)
Tax effect	(1,172)	120	(722)	400
Other comprehensive income (loss), net of tax	2,230	(235)	1,376	(771)
Comprehensive Income	$2,571	$1,373	$4,781	$3,639

4. Stock Based Compensation
The Company has stock option plans for the benefit of officers, other key employees and directors. As of September 30, 2006, the plans were authorized to grant additional options to purchase 187,131 shares of the Company's common stock. Under such plans, the option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date. The options are nontransferable and are forfeited upon termination of employment, except in case of retirement, in which case the options are exercisable for three years after date of retirement. The Company issues new common shares to satisfy exercises of stock options.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions to stock-based employee compensation for the three and nine Months Ended September 30, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30
(dollars in thousands, except share data)	2005	2005

Net income, as reported	$1,608	$4,410
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(28)	(200)

Pro forma net income	$1,580	$4,210

Earnings per share:
Basic---as reported	$.42	$1.12
Basic---pro forma	$.41	$1.07

Diluted---as reported	$.41	$1.09
Diluted---pro forma	$.40	$1.04

For the three and nine month periods ended September 30, 2006, the pre-tax compensation cost charged against income was $94,000 and $195,000, respectively. The related income tax benefit recognized in the income statement for the same two periods was $28,000 and $59,000, respectively. The Company estimates the fair value of each option on the date of grant using the Black Scholes model. The Black Scholes model uses the following assumptions: 1.) expected life in years which is based on historical employee behavior; 2.) annualized volatility which is based on the price volatility of the Company’s stock over the expected life of the option; 3.) annual rate of quarterly dividends based on most recent historical rate; and 4.) the discount rate based on the zero coupon bond with a term equal to the expected life of the option. The fair value of stock options granted in the nine months ended September 30, 2006 were calculated using the following assumptions: dividend yield of 2.87% to 3.08%; risk-free interest rates of 4.75% to 4.90%; expected volatility of 19.85% to 21.07%; and expected life of 5.91 to 6.03 years. The fair value of options granted in the nine months ended September 30, 2005 were calculated using the following assumptions: dividend yield of 2.97% to 3.07%; risk-free interest rates of 3.68% to 4.11%; expected volatility of 22.13% to 22.38%; and expected life of 5.91 years.

The following is a summary of the stock option activity for the nine month period ended September 30, 2006 and the stock options outstanding at the end of the period:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding December 31, 2005	617,717	$21.86
Granted	87,500	26.68
Forfeited	(3,000)	26.90
Exercised	(87,963)	18.79
Outstanding September 30, 2006	614,254	22.96	4.6	$2,780,000
Exercisable at September 30, 2006	510,353	22.38	3.8	$2,603,719

As of September 30, 2006, there was approximately $343,000 of unrecognized compensation cost related to the unvested shares; that cost is expected to be recognized over the remaining vesting period, which approximates 4.25 years. The weighted-average grant date fair value of options granted during the nine month periods ended September 30, 2006 and 2005 was $5.60 and $5.00, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 was $712,000. In the nine months ended September 30, 2006, the Company received $1,653,000 from stock options exercised.

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

6. Pension and Other Retirement Benefit Plans
The Bank participates in a noncontributory multi-employer pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the plan. There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Bank, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. However, as of September 30, 2006, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits. The Bank recorded contribution liability/expenses of $1,049,000 and $839,000 for the nine months ended September 30, 2006 and 2005, respectively. No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2006. Cash contributions to the multi-employer pension plan for the nine months ended September 30, 2005 were $76,000.

The Bank has entered into supplemental retirement agreements for certain officers. The net periodic pension cost, including the detail of its components for the three and nine months ended September 30, 2006 and 2005 is estimated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2006	2005	2006	2005

Service cost	$25	$23	$75	$69
Interest cost	49	49	148	147
Amortization of prior service cost	13	13	40	40
Amortization of actuarial(gains)/losses	2	-	5	-

Net periodic pension cost	$89	$85	$268	$256

The Bank previously disclosed in its financial statements for the year ended December 31, 2005, that it expected to pay benefits of $219,000 in 2006. As of September 30, 2006, the Bank has paid $164,000 in benefits and presently anticipates paying an additional $55,000 in fiscal 2006.

7. Changes in Presentation
Certain amounts and items appearing in the prior periods’ financial statements have been reclassified to conform to the current presentation. Such items include reclassification between other income and other expense, and do not impact net income. Other items include reclassification between liability accounts which do not impact total assets, total liabilities or total shareholders’ equity.

8. Junior Subordinated Debt
On September 15, 2006, the Company issued junior subordinated debt securities that will mature in 30 years and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum. Interest on the junior subordinated debt securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15, commencing December 15, 2006. Home Federal may redeem the junior subordinated debt securities, in whole or in part, without penalty, on or after September 15, 2011. The junior subordinated debt qualifies as Tier I capital.

9. New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management does not believe the adoption of this Statement will have a material effect on its consolidated financial statements.

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

FASB staff position FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, was posted February 3, 2006. This FASB Staff Position (“FSP”) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event that is not controlled by the employee. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The guidance in this FSP is applicable only for options issued as part of employee compensation arrangements. Paragraphs 32 and A229 of Statement 123(R) require options or similar instruments to be classified as liabilities if “the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets”. Since an entity may be required in at least one circumstance (that is, a change in control) to settle its options or similar instruments issued as employee compensation in cash, the option or similar instrument would be classified as a liability when the change in control occurs pursuant to paragraphs 32 and A229 of Statement 123(R). Management has determined the adoption of FSP FAS 123(R)-4 did not have a material effect on its consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006. Management is currently in the process of determining what effect the provisions of the new interpretation will have on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation is also required. This Statement is effective as of the end of the fiscal year ending after December 15, 2006. Management is currently in the process of determining the impact of the Statement on its consolidated financial statements.

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

Valuation of Mortgage Servicing Rights
The Company recognizes the rights to service mortgage loans as separate assets, which are included in other assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and mortgage servicing rights, (“MSR’s”), based on the relative fair values of each. MSR’s are subsequently carried at the lower of the initial carrying value, adjusted for amortization, or fair value. MSR’s are evaluated for impairment based on the fair value of those rights. The Company uses a present value cash flow valuation model to establish the fair value of the MSR’s. Factors included in the calculation of fair value of the MSR’s include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the MSR’s, resulting in different valuations of the MSR’s. The differing valuations will affect the carrying value of the MSR’s on the balance sheet as well as the income recorded from loan servicing in the income statement. As of September 30, 2006, MSR’s had a carrying value of $2.6 million.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2006 Compared to Quarter Ended September 30, 2005

General
The Company reported net income of $341,000 for the quarter ended September 30, 2006, compared to $1,608,000 for the quarter ended September 30, 2005, a decrease of $1,267,000.  Basic earnings per common share for the current quarter were $0.09 compared to $0.42 for the quarter ended September 30, 2005. Diluted earnings per common share were $0.09 for the quarter ended September 30, 2006, compared to $0.41 for the quarter ended September 30, 2005. The Company’s net income for the third quarter included a pre-tax loss of $1,956,000 resulting from the sale of approximately $65.5 million of investment securities. The after tax impact of the loss on sale of investment securities, third quarter earnings was approximately $1,330,000 or $0.35 diluted earnings per common share.

Net Interest Income
Net interest income before provision for loan losses decreased $38,000 or .6% for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005. This decrease was due to a decrease in net interest margin to average interest earning assets of 5 basis points to 3.23%, as the rate earned on interest earning assets rose slower than the rate paid on interest bearing liabilities during the third quarter. Average interest earning assets and interest bearing liabilities increased slightly in the third quarter of 2006, compared to the same quarter of the prior year by $1,493,000 and $1,531,000, respectively. The sale of investment securities during mid September is expected to improve the net interest margin as the weighted average rate on the $65.5 million of securities sold was approximately 3.58%. Initially, these funds were used to pay down advances with a rate of approximately 5.50% with the remainder being held in a money market mutual fund. The sale of investment securities is expected to result in improvements to net interest margin in the fourth quarter.

The provision for loan losses was $196,000 for the quarter ended September 30, 2006; a decrease of $135,000, compared to the quarter ended September 30, 2005. The $196,000 charge to the loan loss provision primarily reflects the net effect of loan growth and charge offs associated with the new overdraft privilege checking product offset by improving asset quality experienced by the Bank since December 2005. At September 30, 2006, the loan loss allowance covered 170.7% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month period ended September 30, 2006 and 2005 is as follows:

Quarter ended September 30: (in thousands)	2006	2005

Allowance beginning balance	$6,718	$6,847
Provision for loan losses	196	331
Charge-offs	(621)	(302)
Recoveries	164	24
Loan Loss Allowance ending balance	$6,457	$6,900

Allowance to Total Loans	.93%	1.10%
Allowance to Nonperforming Loans	170.7%	182.3%

Net interest income after provision for loan losses increased $97,000 or 1.6% for the three month period ended September 30, 2006 compared to the three months ended September 30, 2005.

Interest Income
Total interest income for the three month period ended September 30, 2006, increased $1,493,000, or 13.0%, over the same period of the prior year. This increase is primarily the result of a 68 basis point increase in the weighted average interest rate earned on average interest earning assets for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. The increase in interest rates was partially due to the changing mix of the balance sheet as the average balance of higher yielding commercial and second and home equity loans increased $30,076,000 and $15,981,000, respectively, for the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, while lower yielding residential mortgage loans decreased $8,459,000 over the same two comparative periods. The rising rate environment of the two comparative quarters also impacted the increase in interest income as evidenced by the weighted average prime rate which was approximately 183 basis points higher in the quarter ended September 30, 2006 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended September 30, 2006 increased $1,531,000, or 30.2%, as compared to the same period a year ago. The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 74 basis points, from the September 2005 quarter to the September 2006 quarter. The changing mix of the balance sheet mitigated the impact of the rising rate scenario. The average balance of retail deposits increased $44,642,000 while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $17,899,000 and $17,414,000, respectively, in the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005.

Other Income
Total other income decreased $1,690,000 or 59.1% to $1,172,000 for the quarter. This decrease included the previously mentioned loss on sale of securities of $1,956,000.

Total deposit fee income increased $582,000 or 50.7% for the quarter, due primarily to an overdraft privilege program introduced by the Bank in March 2006, as well as an increasing number of checking accounts.

Miscellaneous income decreased $215,000 or 30.5% due primarily to a $87,000 reduction in joint venture income, as the Bank is in the process of divesting itself of its joint venture activity. On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. Additional factors reducing other income included a $61,000 decline in prepayment fees received in the third quarter of 2005 as business clients took advantage of the lower rate environment in the prior year to refinance loans, as well as a $23,000 reduction in real estate owned income.

Other Expenses
Other expenses increased $347,000 or 5.3% to $6,888,000 for the quarter. Compensation and employee benefits expense increased $228,000 or 6.4% for the quarter. Compensation and employee benefits expense increased due primarily to additional salary and incentive expense for the new commercial lenders in Indianapolis and related support staff and normal annual salary increases. In addition, compensation and employee benefits expense was reduced in the third quarter of 2006 as a result of a non-recurring adjustment due to a change in the Company’s vacation policy resulting in a $260,000 decrease in the vacation accrual. Occupancy expenses increased $50,000 or 5.2% due to depreciation, taxes and utilities costs associated with the operations center which opened in the fourth quarter of 2005, as well as increases in repair and maintenance expenses. Service bureau expense decreased $185,000 or 32.5% compared to the prior year as the Bank has renegotiated its contracts with its current service provider. Marketing expenses increased $108,000 or 40.0% primarily due to advertising efforts focused on supporting the growth in the Indianapolis market. Miscellaneous expense increased $146,000 or 12.4% for the quarter due primarily to a $71,000 increase in consulting fees related to the over draft protection plan, renegotiation of vendor contracts and tax strategies. Additionally employee expenses, primarily related to sales training efforts throughout the bank, increased $47,000.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005:

General
The Company reported net income of $3,405,000 or $.89 diluted earnings per share, for the nine months ended September 30, 2006, compared to $4,410,000, or $1.09 diluted earnings per share, for the same period a year ago, a decrease of $1,005,000 or a 22.8% decrease in earnings per dilutive common share. As previously reported, the after tax impact of the loss on sale of investment securities was approximately $1,330,000 which resulted in a $0.35 reduction in diluted earnings per common share.

Net Interest Income
Net interest income before provision for loan losses increased $118,000 for the nine month period ended September 30, 2006, compared to the same period ended September 30, 2005.

The change to the loan loss allowance for the nine month periods ended September 30, 2006 and 2005 is as follows:

Nine Months Ended September 30: (in thousands)	2006	2005

Allowance beginning balance	$6,753	$7,864
Provision for loan losses	533	589
Charge-offs	(1,039)	(1,628)
Recoveries	210	75
Loan Loss Allowance	$6,457	$6,900

Allowance to Total Loans	.93%	1.10%
Allowance to Nonperforming Loans	170.7%	182.3%

Interest Income
Total interest income for the nine month period ended September 30, 2006 increased $3,221,000 or 9.6%, compared to the nine month period ended September 30, 2005. This increase, like the quarterly increase is primarily due to the shifting mix of the balance sheet, the rising rate scenario, as well as an increase of $3,221,000 in interest earning assets for the two comparative periods. For the nine months ended September 30, 2006 the bank had average net increases of $2,546,000 in commercial and commercial real estate loans and $12,982,000 in second and home equity loans as compared to the nine months ended September 30, 2005. For the same two comparative periods average residential mortgages decreased $10,430,000.

Interest Expense
Total interest expense for the nine month period ended September 30, 2006 increased $3,103,000 or 21.3% compared to the nine month period ended September 30, 2005. The changing mix of the interest bearing liabilities reduced the impact of the rising rate scenario of the two comparative periods. The average balance of retail deposits increased $45,062,000, while the average balance of higher costing Federal Home Loan Bank advances and wholesale deposits decreased $28,149,000 and $31,904,000, respectively, in the nine month period ended September 30, 2006, as compared to the nine month period ended September 30, 2005.

Other Income
Total other income for the nine month period ended September 30, 2006 decreased $1,054,000 or 12.8% as compared to the same period one year ago. The primary reason for this decrease is the previously mentioned loss on sale of securities of $1,956,000.

Other factors impacting the change in other income include a $235,000 or 29.5% increase in investment advisory services, a $1,253,000 or 38.8% increase in service fees on deposit accounts, offset by a $604,000 or 27.7% decrease in miscellaneous income. The year to date increase in investment advisory income results from increased production in established markets along with brokerage production from a book of business acquired in the Greenwood market during the fourth quarter of 2005. Service fees on deposits increase mirrors the increase explained in the quarterly discussion related to fees derived from the overdraft privilege program, as well as increasing numbers of deposit accounts.

The decrease of $390,000 in joint venture income over the two comparative periods as the Bank works toward divesting itself of the joint venture line of business was the primary reason for the decrease in miscellaneous income. Additionally, gains from real estate owned decreased $79,000 which reflects the decrease in average real estate owned balances. Other fee income also declined $88,000 in the current year to date period primarily due to prepayment fees received in the prior year to date period ended September 30, 2005.

Other Expenses
Total other expenses for the nine month period ended September 30, 2006 increased $734,000 or 3.7%. This increase is primarily the result of a $928,000 or 8.6% increase in compensation and employee benefits, due to the same factors explained in the quarterly discussion. Additional increases to other expenses include occupancy and equipment and marketing expenses which increased $191,000 and $214,000, respectively for the year to date comparative periods. The occupancy and equipment increases were the result of depreciation, taxes and utilities costs associated with the new operations center which opened in the fourth quarter of 2005, as well as increases in repair and maintenance expenses. Marketing expenses increased primarily due to marketing efforts focused on supporting the Bank’s growth efforts, particularly in the Indianapolis area.

Service bureau expense decreased $478,000 due to the renegotiation of the related contract as described in the quarterly discussion. Miscellaneous expenses decreased $121,000 or 3.1% which was the net result of various factors including increased communication expenses being offset by reduced loan expenses, ATM/debit card expenses and real estate owned expenses for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005.

Asset Quality
Non-performing assets to total assets decreased to 0.47% at September 30, 2006 from 0.54% at December 31, 2005. Non-performing loans to total gross loans decreased to 0.55% at September 30, 2006 from 0.70% at December 31, 2005. In addition, the allowance for loan losses to non-performing loans increased to 171% as of September 30, 2006 compared to 156% at December 31, 2005.

FINANCIAL CONDITION:
Total assets as of September 30, 2006, were $884,282,000, which was an increase of $33,496,000 from December 31, 2005, total assets of $850,786,000. Total loans increased $72,564,000. Commercial and commercial real estate loans increased $66,507,000 for the year. In addition, home equity and second mortgage loan balances have grown $13,160,000 year to date. These increases have been slightly offset by decreases in residential mortgage balances, which have decreased $7,834,000 year to date.

Total investment securities decreased $32,978,000 year to date. During the quarter, the Company sold $65.5 million of investment securities. A portion of the proceeds from the sale of investment securities was used to pay off $25,000,000 in Federal Home Loan Bank advances. The remaining proceeds are being held in a money market mutual fund as it is anticipated that these funds will be needed to fund future loan growth and to pay down advances that are scheduled to mature in the fourth quarter.

Total retail deposits increased $52,594,000 year to date. The increase since December 31, 2005 in retail deposits is comprised of consumer certificates of deposit which increased $28,257,000, interest bearing transaction and money market accounts which increased $17,809,000 and non-interest bearing checking accounts which increased $6,528,000. The increase in interest bearing transaction accounts was primarily the result of an increase in public fund checking account balances due to a substantial new relationship established during the third quarter. Advances with the Federal Home Loan Bank decreased $11,966,000 year to date as a portion of the proceeds from the sale of investment securities was used to pay down advances.

Shareholders' equity decreased $1,880,000 during the same period. Retained earnings increased $3,405,000 from net income and decreased $2,188,000 for dividends paid and $6,086,000 from stock buy backs. Common stock increased $1,653,000 from the exercise of common stock options, $115,000 from the related tax benefit of disqualifying dispositions of such options, and $195,000 from recognition of compensation expense associated with vesting of stock options. Common stock decreased $350,000 from stock buy backs. The Company’s other comprehensive loss from unrealized losses in its securities available for sale portfolio decreased $1,365,000 as the majority of these losses were recognized in the income statement due to the securities sale. Additionally, the Company had other comprehensive gain from the change in fair value of a cash flow hedge of $11,000 during 2006.

At September 30, 2006, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	As of September 30, 2006
	(Dollars in Thousands)
					To be “Well-
					Capitalized” under
			Minimum		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Consolidated
Tier I Capital to Risk- Weighted Assets	$84,762	11.26%	$30,121	4.00%	$45,182	6.00%
Total Risk-Based Capital to Risk-Weighted Assets	$91,219	12.11%	$60,242	8.00%	$75,303	10.00%
Tier I Leverage Ratio	$84,762	9.70%	$34,954	4.00%	$43,693	5.00%
HomeFederal Bank
Tier I Capital to Risk-Weighted Assets	$81,976	10.90%	$30,088	4.00%	$45,132	6.00%
Total Risk-Based to Risk-Weighted Assets	$88,433	11.76%	$60,176	8.00%	$75,221	10.00%
Tier I Leverage Ratio	$81,976	9.39%	$34,916	4.00%	$43,645	5.00%

Capital Resources
Tier I capital consists principally of shareholders’ equity including Tier I qualifying subordinated debt, but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Tier II capital consists of general allowances for loan and lease losses, subject to limitations. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose does not include goodwill and any other intangible assets that the Federal Reserve Board determines should be deducted from Tier I capital.

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis. At September 30, 2006, the Bank had $74,667,000 in such borrowings. In addition, at September 30, 2006, the Bank had commitments to purchase loans of $7,969,000 and to fund loan originations of $50,600,000, unused home equity lines of credit of $52,877,000 and unused commercial lines of credit of $52,530,000, as well as commitments to sell loans of $19,399,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended September 30, 2006 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2005, which is incorporated by reference herein.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

N/A

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended September 30, 2006.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1 & 2)	Maximum number of shares that may yet be purchased under the plans or programs (1 & 2)
July 2006	-	$0.00	-	50,664
August 2006	-	$0.00	-	50,664
September 2006	25,000	$27.41	25,000	25,664
Third Quarter	25,000	$27.41	25,000	25,664

    (1)   April 25, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 187,927 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date, and at September 30, 2006, there were 25,664 shares remaining available for purchase under that plan.

    (2)  October 24, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 183,417 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

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

Home Federal Bancorp

Date:	November 9, 2006
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer