Form 10-K
period 2006-12-31
HOME FEDERAL BANCORP
filed 2007-03-16
CIK 867493

                                                                                                     SECURITIES & EXCHANGE COMMISSION
                                                                                                              WASHINGTON, D.C. 20549

                                                                                                FORM 10-K

                                                    (Mark One)

                                                   [ X ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                                                             For the fiscal year ended December 31, 2006

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

                                               Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Sectio
                                               15(d) of the Act. YES [  ] NO [X]

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
                                              YES [  ]  NO [X]

                                             The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2006, was $92.9 million.

                                             The number of shares of the registrant's Common Stock, no par value, outstanding as of March 07, 2007, was 3,579,739 shares.

                                             DOCUMENTS INCORPORATED BY REFERENCE

                                             Portions of the Annual Report to Shareholders for the year ended December 31, 2006, are incorporated into Part II.
                                             Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 24, 2007, are incorporated into Part I and Part III.

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

HomeFederal Bank’s primary source of revenue is interest from lending activities. Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships. These loans constituted 49.1% of the Bank’s loans at December 31, 2006. HomeFederal also originates one-to-four family residential loans, the majority of which are sold servicing released. At December 31, 2006, one-to-four family residential loans were 22.0% of the Bank’s lending portfolio. In addition, HomeFederal Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans. At December 31, 2006, approximately 20.2% of its loans were consumer-related loans. HomeFederal Bank also makes construction loans, which constituted 8.5% of HomeFederal Bank's loans at December 31, 2006.

Loan Portfolio Data

The following two tables set forth the composition of HomeFederal Bank’s loan portfolio by loan type and security type as of the dates indicated. The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2006		Dec 31, 2005		Dec 31, 2004		Dec 31, 2003		Dec 31, 2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN				(Dollars in Thousands)
First mortgage loans:
One-to-four family residential loans	$150,639	22.0%	$162,212	26.3%	$172,479	27.1%	$178,276	27.9%	$194,365	30.6%
Commercial and multi family	183,288	26.9%	177,748	28.9%	180,165	28.2%	171,361	26.8%	183,990	28.9%
Loans on property under construction	58,013	8.5%	44,321	7.2%	61,907	9.7%	72,172	11.3%	46,315	7.3%
Loans on unimproved acreage	1,496	0.2%	1,615	0.3%	2,730	0.4%	3,201	0.5%	2,795	0.4%
Second mortgage, home equity	102,713	15.1%	87,893	14.3%	80,346	12.6%	80,044	12.6%	80,379	12.6%
Commercial loans	151,781	22.2%	105,825	17.2%	105,494	16.5%	99,099	15.5%	90,061	14.1%
Consumer loans	3,949	0.6%	3,988	0.6%	4,159	0.7%	4,235	0.7%	4,693	0.7%
Auto loans	26,356	3.9%	27,335	4.4%	24,921	3.9%	23,244	3.6%	25,149	4.0%
Mobile home loans	1,806	0.3%	2,537	0.4%	3,289	0.5%	4,365	0.7%	5,834	0.9%
Savings accounts loans	2,372	0.3%	2,266	0.4%	2,340	0.4%	2,736	0.4%	3,018	0.5%
Gross loans receivable	$682,413	100.0%	$615,740	100.0%	$637,830	100. %	$638,733	100.0%	$636,599	100.0%

Type of Security
Residential:
One-to-four family	$267,623	39.2%	$265,322	43.1%	$267,998	42.0%	$273,203	42.8%	$287,718	45.2%
Multi-dwelling units	18,621	2.7%	19,612	3.2%	27,018	4.2%	22,034	3.4%	22,767	3.6%
Commercial real estate	208,409	30.6%	187,240	30.4%	199,881	31.4%	206,616	32.4%	194,564	30.6%
Commercial	151,781	22.2%	105,825	17.2%	105,494	16.5%	99,099	15.5%	90,061	14.1%
Mobile home	1,806	0.3%	2,537	0.4%	3,289	0.5%	4,365	0.7%	5,834	0.9%
Savings account	2,372	0.3%	2,266	0.4%	2,340	0.4%	2,736	0.4%	3,018	0.5%
Auto	26,356	3.9%	27,335	4.4%	24,921	3.9%	23,244	3.6%	25,149	4.0%
Other consumer	3,949	0.6%	3,988	0.6%	4,159	0.7%	4,235	0.7%	4,693	0.7%
Land acquisition	1,496	0.2%	1,615	0.3%	2,730	0.4%	3,201	0.5%	2,795	0.4%
Gross loans receivable	$682,413	100.0%	$615,740	100.0%	$637,830	100. %	$638,733	100.0%	$636,599	100.0%

Loans Receivable-Net
Gross loans receivable	$682,413	101.0%	$615,740	101.1%	$637,830	101.3%	$638,733	101.3%	$636,599	101.2%
Deduct:
Unearned income	(153)	0.0%	(299)	0.0%	(476)	-0.1%	(555)	-0.1%	(544)	-0.1%
Allowance for loan losses	(6,598)	-1.0%	(6,753)	-1.1%	(7,864)	-1.2%	(7,506)	-1.2%	(7,172)	-1.1%
Net loans receivable	$675,662	100.0%	$608,688	100.0%	$629,490	100.0%	$630,672	100.0%	$628,883	100. %

The following tables summarize the contractual maturities for HomeFederal Bank’s loan portfolio (including participations and mortgage-backed certificates) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2010	2012	2017	2021
	At Dec 31,				To	to	to	and
	2006	2007	2008	2009	2011	2016	2021	thereafter
Real estate	$335,423	$1,938	$11,343	$14,577	$20,414	$117,485	$37,688	$131,978
Mortgage-backed
certificates
collateralized
mortgage obligations	21,565	-	-	390	2,071	6,425	9,336	3,343
Construction loans	58,013	16,287	16,932	3,790	1,930	6,186	1,668	11,220
Commercial loans	151,781	86,722	18,861	8,232	17,641	17,007	3,070	248
Other loans	137,196	12,067	8,435	9,337	22,763	38,280	14,488	31,826
Total	$703,978	$117,014	$55,571	$36,326	$64,819	$185,383	$66,250	$178,615

Interest Rate Sensitivity:
	Due After December 31, 2007
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$36,276	$297,209
Mortgage-backed certificates,
collateralized mortgage obligations	21,461	104
Construction loans	5,859	35,867
Commercial loans	20,942	44,117
Other Loans	88,672	36,457
Total	$173,210	$413,754

Residential Mortgage Loans

HomeFederal Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments. Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index. HomeFederal Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes. The residential mortgage loans included in HomeFederal Bank’s portfolio are primarily conventional loans. As of December 31, 2006 $166.0 million, or 24.3%, of HomeFederal Bank's total loan portfolio consisted of residential first mortgage loans, $150.6 million, or 22.0%, of which were secured by one-to-four family homes.

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors. The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital. Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital. As of December 31, 2006, the Bank was in compliance with the above limits.

Commercial Mortgage Loans

At December 31, 2006, 33.3% of HomeFederal Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate, of which 6.4% were commercial construction loans. These properties consisted primarily of condominiums, apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an 85% loan-to-value ratio. Commitments for these loans in excess of $1.5 million must be approved in advance by HomeFederal Bank’s Board of Directors. The largest such loan as of December 31, 2006 had a balance of $3.5 million. At that date, all of HomeFederal Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

HomeFederal Bank offers conventional short-term construction loans. At December 31, 2006, 8.5% of HomeFederal Bank's total loan portfolio consisted of construction loans. Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property. Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis. Construction normally must be completed in six to nine months for residential loans. The largest such loan on December 31, 2006 was $7.2 million.

Consumer Loans

Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $137.2 million on December 31, 2006 or approximately 20.2% of HomeFederal Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable- rate line of credit loans. HomeFederal Bank's minimum for such loans is $5,000. HomeFederal Bank will loan up to 100% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s). As of December 31, 2006, HomeFederal Bank had $60.3 million of second mortgage loans, which equaled 8.9% of its total loan portfolio. HomeFederal Bank markets home equity credit lines, which are adjustable-rate loans. As of December 31, 2006, HomeFederal Bank had $42.4 million drawn on its home equity credit lines, or 6.2% of its total loan portfolio, with $52.6 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years. The vehicles are required to be for personal or family use only. As of December 31, 2006, $26.4 million, or 3.9%, of HomeFederal Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2006, $1.8 million, or 0.3%, of HomeFederal Bank's total loan portfolio consisted of mobile home loans. Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years. On new mobile home loans, HomeFederal Bank permits a loan-to-value ratio of up to 125% of the manufacturer's invoice price plus sales tax or up to 90% of the actual sales price, whichever is lower. Also, HomeFederal Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to HomeFederal Bank's highest seven-year certificate of deposit rate, whichever is higher. The loan rate will be adjusted as the rate for the pledged savings account changes. As of December 31, 2006, $2.4 million, or 0.3%, of HomeFederal Bank's total loan portfolio consisted of savings account loans.

Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are believed to be helpful in HomeFederal Bank's asset/liability management.

Commercial Loans

Collateral for HomeFederal Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities. Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes. Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans. However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans. As of December 31, 2006, $151.8 million, or 22.2%, of HomeFederal Bank's total loan portfolio consisted of commercial loans.

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

HomeFederal Bank studies the employment, credit history, and information on the historical and projected income and expenses of its individual mortgagors to assess their ability to repay its mortgage loans. Additionally, HomeFederal Bank utilizes Freddie Mac's Loan Prospector and Fannie Mae’s Desktop Underwriter as origination, processing, and underwriting tools. It uses independent appraisers to appraise the property securing its loans. It requires title insurance evidencing HomeFederal Bank's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate. HomeFederal Bank requires fire and extended coverage insurance in amounts at least equal to the value of the insurable improvements or the principal amount of the loan, whichever is lower. It may also require flood insurance to protect the property securing its interest. When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which HomeFederal Bank makes disbursements for taxes and insurance. Otherwise, such escrow arrangements are optional.

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

In order to generate loan fee and servicing income and recycle funds for additional lending activities,
HomeFederal Bank seeks to sell loans in the secondary market. Loan sales can enable HomeFederal Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. HomeFederal Bank sold $96.4 million of fixed-rate loans in the fiscal year ended December 31, 2006. HomeFederal Bank's current lending policy is to sell fixed-rate residential mortgage loans exceeding 10-year maturities. In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, HomeFederal Bank will consider keeping fixed-rate loans with up to 15-year maturities. Typically HomeFederal Bank retains adjustable-rate loans in its portfolio. HomeFederal Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders. Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis. The servicing is retained only on certain adjustable and fixed rate loans and construction loans. Most loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise. Such purchases can enable HomeFederal Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses. Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased. At December 31, 2006, others serviced approximately 2.2%, or $14.8 million, of HomeFederal Bank's gross loan portfolio.

The following table shows loan activity for HomeFederal Bank during the periods indicated:

	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
		(Dollars in Thousands)

Gross loans receivable at beginning of period	$615,740	$637,830	$638,733
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	43,298	29,598	30,373
Commercial	33,143	39,416	26,558
Permanent loans:
Residential	50,990	50,028	59,468
Commercial	29,598	29,194	39,201
Refinancing	34,762	44,672	92,140
Other	1,197	2,062	1,092
Total	192,988	194,970	248,832

Commercial	127,004	81,800	81,819
Consumer	24,344	27,713	25,416
Total loans originated	344,336	304,483	356,067

Loans purchased:
Residential	-	-	-
Other	11,268	1,720	9,116
Total loans originated and purchased	355,604	306,203	365,183

Real estate loans sold	96,389	97,079	143,661
Loan repayments and other deductions	192,542	231,214	222,425
Total loans sold, loan repayments and other deductions	288,931	328,293	366,086

Net loan activity	66,673	(22,090)	(903)
Gross loans receivable at end of period	682,413	615,740	637,830
Adjustments	(6,751)	(7,052)	(8,340)

Net loans receivable at end of period	$675,662	$608,688	$629,490

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral). The maximum amount that HomeFederal Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2006, under the 15% of capital limitation was $13.5 million. At that date, the highest outstanding balance of loans by HomeFederal Bank to one borrower and related entities was approximately $11.5 million, an amount within such loans-to-one borrower limitations.

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

When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, HomeFederal Bank will make a determination of how to proceed to protect the interests of both the customer and the Bank. It may be necessary for the borrower to attempt to sell the property at HomeFederal Bank's request. If a resolution cannot be arranged, HomeFederal Bank will consider avenues necessary to obtain title to the property which includes foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate. However, HomeFederal Bank attempts to avoid taking title to the property if at all possible.

HomeFederal Bank has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it. HomeFederal Bank performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

On December 31, 2006, HomeFederal Bank held $436,000 of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means. Such assets are classified as "real estate owned" until sold. When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned. Interest accrual ceases on the date of acquisition. All costs incurred from the acquisition date in maintaining the property are expensed.

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

	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003	Dec 31, 2002
Non-performing Assets:
Loans:
Non-accrual	$2,852	$3,070	$9,535	$2,499	$3,264
Past due 90 days or more and still accruing	459	456	168	1,130	1,166
Restructured loans	440	809	3,141	258	316
Total non-performing loans	3,751	4,335	12,844	3,887	4,746
Real estate owned, net (1)	416	266	2,009	1,729	1,416
Other repossessed assets, net	20	5	10	10	56
Total non-performing assets (2)	$4,187	$4,606	$14,863	$5,626	$6,218

Total non-performing assets to total assets	0.46%	0.54%	1.71%	0.66%	0.70%

Non-performing loans with interest reversed	$2,935	$3,070	$9,535	$2,521	$3,343

(1) Refers to real estate acquired by HomeFederal Bank through foreclosure or voluntary deed foreclosure, net of reserve.

(2) At December 31, 2006, 50.0% of HomeFederal Bank’s non-performing assets consisted of residential mortgage loans, 4.8% consisted of home equities/second mortgages, 9.9% consisted of commercial real estate loans, 11.7% consisted of commercial loans, 2.7% consisted of consumer-related loans, 10.5% consisted of restructured loans, 7.5% consisted of residential real estate owned, 2.4% consisted of commercial real estate owned and 0.5% consisted of other repossessed assets.

  For the year ended December 31, 2006, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $372,000 compared to actual income recorded of $133,000. At December 31, 2006, HomeFederal Bank had approximately $5.6 million in loans that were 30-89 days past due. Total non-performing assets decreased $419,000 to $4.2 million at December 31, 2006. This decrease resulted from a $584,000 decrease in non-performing loans and by an increase of $165,000 in real estate owned.

Investments

HomeFederal Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds. At December 31, 2006, December 31, 2005 and December 31, 2004, HomeFederal Bank had approximately $125.0 million, $148.3 million and $154.2 million in investments, respectively.

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

Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc. Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc. Home Investments, Inc’s investment policy mirrors that of the Bank. At December 31, 2006, of the $125.0 million in consolidated investments owned by HomeFederal Bank, $50.2 million was held by Home Investments, Inc.

During the third quarter of 2006, the Company sold $65.5 million of Investment Securities resulting in a pre-tax loss of $2.0 million.

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

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations. Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits. Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC. Under these standards, HomeFederal Bank would be deemed a well-capitalized institution. At December 31, 2006 HomeFederal had $22.4 million in brokered deposits.

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

	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$186,952	$234,362	$402,130
2.00% - 2.99%	10,935	128,498	123,942
3.00% - 3.99%	144,823	168,931	19,039
4.00% - 4.99%	229,021	90,050	51,421
5.00% - 5.99%	154,217	33,787	38,013
Over 6.00%	1,211	1,711	5,636
Total	$727,159	$657,339	$640,181

The following table sets forth the change in dollar amount of deposits in the various accounts offered by HomeFederal Bank for the periods indicated.

				DEPOSIT ACTIVITY
				(Dollars in Thousands)
	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2006	Deposits	(Decrease)	2005	Deposits	(Decrease)	2004	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$72,804	10.0%	$8,535	$64,269	9.8%	$4,119	$60,150	9.4%	$4.615
Statement savings	41,710	5.7%	(4,304)	46,014	7.0%	(3,821)	49,835	7.8%	(434)
Money market savings	165,605	22.8%	3,255	162,350	24.8%	29,987	132,363	20.7%	19,566
Checking	129,025	17.8%	46,034	82,991	12.7%	(5,256)	88,247	13.7%	20,714
Total Withdrawable	409,144	56.3%	53,520	355,624	54.3%	25,029	330,595	51.6%	44,461

Certificates:
Less than one year	127,888	17.6%	60,047	67,841	10.3%	12,654	55,187	8.6%	3,671
12 to 23 months	34,709	4.7%	(2,487)	37,196	5.7%	(9,361)	46,557	7.3%	8,287
24 to 35 months	72,849	10.0%	(20,131)	92,980	14.2%	307	92,673	14.4%	(3,992)
36 to 59 months	10,084	1.4%	(3,969)	14,053	2.1%	(9,570)	23,623	3.7%	(6,998)
60 to 120 months	72,485	10.0%	(15,135)	87,620	13.4%	(3.926)	91,546	14.4%	6,086
Total certificate accounts	318,015	43.7%	18,325	299,690	45.7%	(9,896)	309,586	48.4%	7,054
Total deposits	$727,159	100.0%	$71,845	$655,314	100.0%	$15,133	$640,181	100.0%	$51,515

The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2006, and the percentage of such maturities to total deposits. Matured certificates which have not been renewed as of December 31, 2006 have been allocated based upon certain rollover assumptions.

				DEPOSIT MATURITIES
				(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2007	$579	$10,507	$41,747	$46,125	$135,060	$652	$234,670	$73.8%
December 31, 2008	-	428	12,043	22,862	15,614	424	51,371	16.1%
December 31, 2009	-	-	3,226	12,876	2,204	135	18,441	5.8%
Thereafter	-	-	2,991	9,203	1,339	-	13,533	4.3%
Total	$579	$10,935	$60,007	$91,066	$154,217	$1,211	$318,015	$100.0%

Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000. The majority of these deposits are from regular customers of HomeFederal Bank, excluding $22.4 million, which were from brokered deposits. The following table provides a maturity breakdown at December 31, 2006, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

ACCOUNTS GREATER THAN $100,000 (Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2007	$166	$1,333	$6,627	$14,368	$45,902	$117	$68,513	$72.0%
December 31, 2008	0	0	2,229	7,337	5,364	371	15,301	16.1%
December 31, 2009	0	0	606	6,732	1,727	135	9,200	9.6%
Thereafter	0	0	0	1,607	601	0	2,208	2.3%
Total	$166	$1,333	$9,462	$30,044	$53,594	$623	$95,222	$100.0%

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

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities. Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions. At December 31, 2006, HomeFederal Bank had advances totaling $68.7 million outstanding from the FHLB of Indianapolis.

On September 15, 2006, the Company entered into several agreements providing for the private placement of $15,000,000 of Capital Securities due September 15, 2036 (the “Capital Securities”). The Capital Securities were issued by the Company’s newly formed Delaware trust subsidiary, Home Federal Statutory Trust I (the “Trust”), to Bear, Sterns & Co., Inc. (the “Purchaser”). The Company bought $464,000 in Common Securities (the “Common Securities”) from the Trust. The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $15,464,000 in principal amount of Junior Subordinated Debt Securities (the “Debentures”) from the Company pursuant to an Indenture (the “Indenture”) between the Company and LaSalle Bank National Association, as trustee (the “Trustee”).

The Common Securities and Capital Securities will mature in 30 years, will require quarterly distributions and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum. Interest on the Capital Securities and Common Securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15, commencing December 15, 2006. The Company may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty, on or after September 15, 2011, or earlier upon the occurrence of certain events described below with the payment of a premium upon redemption.

The Debentures bear interest at the same rate and on the same dates as interest is payable on the Capital Securities and the Common Securities. The Company has the option, as long as it is not in default under the Indenture, at any time and from time to time, to defer the payment of interest on the Debentures for up to twenty consecutive quarterly interest payment periods. During any such deferral period, or while an event of default exists under the Indenture, the Company may not declare or pay dividends or distributions on, redeem, purchase, or make a liquidation payment with respect to, any of its capital stock, or make payments of principal, interest or premium on, or repay or repurchase, any other debt securities that rank equal or junior to the Debentures, subject to certain limited exceptions.

The Debentures mature 30 years after their date of issuance, and can be redeemed in whole or in part by the Company, without penalty, at any time after September 15, 2011. The Company may also redeem the Debentures upon the occurrence of a “capital treatment event,” an “investment company event” or a “tax event” as defined in the Indenture, but if such redemption occurs prior to September 15, 2011, a premium will be payable to Debenture holders upon the redemption. The payment of principal and interest on the Debentures is subordinate and subject to the right of payment of all “Senior Indebtedness” of the Company as described in the Indenture.

The Company has a revolving note with LaSalle Bank N.A with an available balance of $17.5 million. The balance was zero at December 31, 2006. The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 140 basis points. Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter. The assets of the Company collateralized the note. Under terms of the agreement, the Company was bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Official check overnight remittance	$478	$172	$6,364
FHLB advances	$53,400	$57,053	$48,150
Average amount of total short-term borrowings outstanding	$36,812	$50,695	$36,520

The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
FHLB advances:
Amount	$9,250	$32,403	$48,150
Weighted average rate	5.0%	5.5%	5.0%

Service Corporation and Other Subsidiaries

On December 31, 2001 HomeFederal Bank changed its charter from a Federal savings bank charter to an Indiana commercial bank charter. Commercial banks are not permitted to participate in real estate development joint ventures. The Company had invested in real estate development joint ventures through its subsidiary, Home Savings Corporation ("HSC"). HSC divested of the three remaining real estate joint venture partnerships during 2006. HSC, an Indiana corporation, is currently engaged in full-service securities brokerage services activities.

HSC markets Raymond James Financial Services full-service securities brokerage services. For the year ended December 31, 2006, HSC received $1,359,000 in commissions from its Raymond James financial activities.

At December 31, 2006, HomeFederal Bank's aggregate investment in HSC, including loans, was $23,000. For the year ended December 31, 2006, HSC reported pretax income of $27,000 from these operations. HSC's office is located at 501 Washington Street, Columbus, Indiana. The consolidated statements of operations of HomeFederal Bank and its subsidiaries included elsewhere herein includes the operations of HSC. Intercompany balances and transactions have been eliminated in the consolidation.

In November 1989, HSC invested $184,000 as a limited partner in Heritage Woods II, a low income housing project of 22 rental apartments in Columbus, Indiana. HSC received low-income housing tax credits for 10 years from this project and must maintain the investment for 15 years to avoid any tax credit recapture. As of December 31, 2006 HSC’s equity investment in Heritage Woods II was $23,000

HomeFederal Bank also organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”). Effective March 31, 2002, HomeFederal Bank transferred the management of approximately $90 million in securities to HII. Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII. Home Investments Inc.’s, investment policy mirrors that of the Bank. At December 31, 2006, of the $125.0 million in consolidated investments owned by HomeFederal Bank, $50.2 million was held by Home Investments, Inc.

The Company owns another corporation organized under Indiana law, HomeFed Financial Corp, (“HFF”). At December 31, 2006, the Company’s aggregate investment in HFF was $787,000. HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Holdings, Inc. of New Orleans, Louisiana ("Family Financial"). The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers for debt protection programs for the customers of the partners' parent-thrifts and banks, and reinsures some of the risk involved in such programs with other entities, including Family Financial Reinsurance Company, LTD, a nexus - domiciled reinsurer formed by Family Financial. HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financials various debt protection policies generated by customers of these partners, and (3) commissions on sales of debt protection policies made to customers. For the year ended December 31, 2006, the Company had income of $185,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

Employees

As of December 31, 2006, the Company employed 270 persons on a full-time basis and 19 persons on a part-time or temporary basis. None of the Company’s employees are represented by a collective bargaining group. Management considers its employee relations to be excellent.

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

Lending Limits. Under Indiana law, HomeFederal may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2006, HomeFederal did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in HomeFederal are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules, provided that this amount may increase beginning April 1, 2010, and will be adjusted every five years thereafter, based on an inflation adjustment process established in recent legislation. See "Recent Legislative Developments." HomeFederal is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. HomeFederal is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including HomeFederal, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. HomeFederal paid deposit insurance assessments of $84,000 during the year ended December 31, 2006. Future increases in deposit insurance premiums or changes in risk classification would increase HomeFederal’s deposit related costs.

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

The following is a summary of the Company’s and HomeFederal’s regulatory capital and capital requirements at December 31, 2006.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006
Total risk-based capital (to risk-weighted assets)
HomeFederal Bank	$89,811	11.83%	$60,759	8.0%	$75,948	10.0%
Home Federal Bancorp Consolidated	$91,972	12.09%	$60,845	8.0%	$76,056	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
HomeFederal Bank	$83,213	10.96%	$30,379	4.0%	$45,569	6.0%
Home Federal Bancorp Consolidated	$85,374	11.23%	$30,423	4.0%	$45,634	6.0%
Tier 1 leverage capital (to average assets)
HomeFederal Bank	$83,213	9.43%	$35,308	4.0%	$44,135	5.0%
Home Federal Bancorp Consolidated	$85,374	9.66%	$35,347	4.0%	$44,184	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2006,

HomeFederal was categorized as "well capitalized," meaning that HomeFederal’s total risk-based capital ratio exceeded 10%, HomeFederal’s Tier I risk-based capital ratio exceeded 6%, HomeFederal’s leverage ratio exceeded 5%, and HomeFederal was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Other Regulations. Interest and other charges collected or contracted for by HomeFederal are subject to state usury laws and federal laws concerning interest rates. HomeFederal’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

• Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

• Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

• Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

• Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

• Fair Debt Collection Act, governing the manner in which consumer debts may be collected by ollection agencies; and

• Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of HomeFederal also are subject to the:

• Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

• Electronic Funds Transfer Act, and Regulation E issued by the Federal Reserve to implement that Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K, it files, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, provide management’s assessment of the effectiveness of the Company’s internal control over financial reporting and state that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. Significant efforts were required to comply with Section 404 in 2005 and the Company anticipates additional efforts will be required in future years. The costs of such compliance are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Shareholder Annual Report included as Exhibit 13 to this Form 10-K. In addition, the Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures, and a new compensation discussion and analysis section are required in proxy statements. These changes have required and will require a significant commitment of managerial resources and will result in increased costs to the Company which would adversely affect results of operations, or cause fluctuations in results of operations, in the future.

     On February 8, 2006, President Bush signed into law the Federal Deposit Insurance Reform Act of 2005. This statute reforms the deposit insurance system by:

•	merging the Bank Insurance Fund and the Savings Association Insurance Fund into a new Deposit Insurance Fund ("DIF") no later than July 1, 2006;

•
keeping the insurance coverage limit for individual accounts and municipal accounts at $100,000 but providing an inflation adjustment process which permits an adjustment effective January 1, 2011 and every five years thereafter based on the Personal Consumption Expenditures Index (with 2005 as the base year of comparison), unless the FDIC concludes such adjustment would be inappropriate for reasons relating to risks to the DIF;

•	increasing insurance coverage limits for retirement accounts to $250,000, subject to the same inflation adjustment process described above;

•	prohibiting undercapitalized members from accepting employee benefit plan deposits;

•
providing for the payment of credits based on a member's share of the assessment base as of December 31, 1996 and equal to an aggregate of $4.7 billion for all members, which credits can offset FDIC assessments subject to certain limits;

•
providing for the declaration of dividends to members (based on a member's share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of a reserve ratio of 1.5%, subject to the FDIC's right to suspend or limit dividends based on risks to the DIF; and

•
eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members' capital and earnings. The FDIC is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%. On November 2, 2006, the FDIC adopted final regulations that set the designated reserve ratio for the DIF at 1.25% beginning January 1, 2007.

     Insured depository institutions that were in existence on December 31, 1996 and paid assessments prior to that date (or their successors) are entitled to a one-time credit against future assessments based on their past contributions to the BIF or SAIF. In 2006, the Bank received a one-time credit of $712,000 against future assessments.

     Also on November 2, 2006, the FDIC adopted final regulations that establish a new risk-based premium system. Under the new system, the FDIC will evaluate each institution's risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. An institution’s assessments will be based on the insured institution's ranking in one of four risk categories. Effective January 1, 2007, well-capitalized institutions with the CAMELS ratings of 1 or 2 are grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven cents for every $100 of domestic deposits. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 cents, respectively. An increase in assessments could have a material adverse effect on the Company’s earnings.

     FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017. For the quarter ended December 31, 2006, the FICO assessment rate was equal to 1.24 cents for each $100 in domestic deposits maintained at an institution.

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

     As a member of the FHLB, HomeFederal is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2006, HomeFederal's investment in stock of the FHLB of Indianapolis was $8.3 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

     The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2006, dividends paid by the FHLB of Indianapolis to HomeFederal totaled approximately $463,000, for an annualized rate of 4.9%.

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

Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act"). If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including a one-year holding period for restricted securities and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

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

     Historically, HomeFederal had been permitted to compute bad debt deductions using either the bank experience method or the percentage of taxable income method. However, for years beginning after December 31, 1995, HomeFederal was no longer able to use the percentage of taxable income method of computing its allocable tax bad debt deduction. HomeFederal is required to compute its allocable deduction using the experience method. As a result of the repeal of the percentage of taxable income method, reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. HomeFederal began recapturing approximately $2.3 million over a six-year period beginning in fiscal 1999. In addition, the pre-1988 reserve, on which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) HomeFederal no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by HomeFederal.

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

State Taxation

HomeFederal is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income." "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. The Company’s Indiana effective tax rate was reduced in 2006 due to the impact of the sale of available for sale securities resulting in a decrease to the state apportionment factor for Indiana. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

HomeFederal's state income tax returns were audited in 2006 and all issues relating to the audit have been resolved.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

At December 31, 2006, HomeFederal conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 other full-service branches and a commercial loan office in Indianapolis. HomeFederal owns two buildings that it uses for certain administrative operations located at 211 North Chestnut Street, Seymour and 3801 Tupelo Drive, Columbus. The headquarters of its securities operations, conducted through one of its subsidiaries, are located at 501 Washington Street, Columbus, Indiana. Information concerning these properties, as of December 31, 2006, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,793,827	21,600	N/A

Administrative Operations Offices:
211 North Chestnut, Seymour	Owned	$264,067	5,130	N/A
3801 Tupelo Drive, Columbus	Owned	$3,263,971	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$371,860	800	N/A
3805 25th Street	Owned	$235,095	5,800	N/A
2751 Brentwood Drive	Owned	$370,380	3,200	N/A
4330 West Jonathon Moore Pike	Owned	$483,172	2,600	N/A

Hope Branch 8475 North State Road 9, Suite 4	Leased	$86,132	1,500	03/2007

Austin Branch 67 West Main Street	Owned	$43,645	3,600	N/A

Brownstown Branch 101 North Main Street	Leased	$9,914	2,400	Month to Month

North Vernon Branches
111 North State Street	Owned	$208,599	1,900	N/A
1540 North State Street	Leased	$12,464	1,600	10/2007

Osgood Branch 820 South Buckeye Street	Owned	$109,782	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$566,209	1,860	N/A

Seymour Branches
222 W. Second Street	Owned	$1,141,647	9,200	N/A
1117 East Tipton Street	Owned	$322,017	6,800	N/A

Batesville Branch 114 State Rd 46 East	Owned	$481,541	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$374,047	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$692,047	1,907	N/A

Indianapolis Branches
8740 South Emerson Avenue	Owned	$2,032,210	5,000	N/A
1510 West Southport Road	Owned	$1,957,097	3,100	N/A

Indianapolis Commercial Loan Office
10 West Market Street, Suite 1600	Leased	$212,603	5,632	10/2011

Building Held for Investment
218 West Second Street, Seymour	Owned	$200,000	20,000	N/A

HomeFederal owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work. HomeFederal also has contracted for the data processing and reporting services of Open Solutions, Inc. headquartered in Glastonbury, Connecticut. The contract with Open Solutions, Inc. expires in October 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2006.

Item 4.5. Executive Officers of Home Federal Bancorp.

Presented below is certain information regarding the executive officers of HFB who are not also directors.

Position with HFB

Mark T. Gorski	Executive Vice President, Treasurer, and
Chief Financial Officer and Secretary

Charles R. Farber	Executive Vice President

Mark T. Gorski (age 42) has been employed by HomeFederal as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005.  From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 57) has been employed by HomeFederal since March 2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

HFB's common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Market System, under the symbol "HOMF." For certain information related to the stock prices and dividends paid by HFB, see “Quarterly Results of Operations" on page 9 of HFB's Shareholder Annual Report for the year ended December 31, 2006 (the "Shareholder Annual Report"). As of December 31, 2006, there were 396 shareholders of record of HFB's Common Stock.

It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of HomeFederal to pay dividends to the Company. For a discussion of the regulatory limitations on HomeFederal’s ability to pay dividends see Item 1, “Business-Regulation - HomeFederal Bank - Dividends”, and on the Company’s ability to pay dividends, see Item 1, “Business-Regulation - Home Federal Bancorp - Dividends”.

Income of HomeFederal appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by HomeFederal on the amount of such income deemed removed from the reserves at the then-current income tax rate.

At December 31, 2006, none of HomeFederal's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2006.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2006	5,000	$28.45	5,000	204,081
November 2006	45,990	$28.57	45,990	158,091
December 2006	23,910	$28.60	23,910	134,181
Fourth Quarter	74,900	$28.57	74,900	134,181

(1)	On October 24, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 183,417 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 10 to 23 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to page 17 of the Shareholder Annual Report.

Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto contained on pages 26 to 49 of the Shareholder Annual Report are incorporated herein by reference. HFB's Quarterly Results of Operations contained on page 9 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2006, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2006, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this item with respect to directors is incorporated by reference to page 3 to 5 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2006 (the "2006 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting” of the 2006 Proxy Statement.

The information concerning director nominating procedures is incorporated by reference to page 6 of the 2006 proxy statement.

The information required by this item with respect to members of the Company’s Audit Committee, the Audit Committee Report, and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to pages 5 and 25 - 26 of the 2006 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11. Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 6 through page 24 of the 2006 Proxy Statement, and to the section entitled “Compensation Committee Report” in the 2006 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information required by this item is incorporated by reference to pages 3 to 4 of the 2006 Proxy Statement.

Equity Compensation Plan Information

The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2006 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2006 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	607,493(1)	$ 23.17(1)	177,131(1)
Equity compensation plans not approved by security holders	---	---	---
Total	607,493	$ 23.17	177,131

(1) Includes the following plans: the Company’s 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13. Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the section entitled “Transactions with Related Persons” in the 2006 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Accountant’s Fees” in the 2006 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

Financial Statements	Page in 2006
Shareholder
Annual Report

Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005	26

Consolidated Statements of Income for the years ended December 31, 2006,
December 31, 2005 and December 31, 2004.	27

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2006, December 31, 2005 and December 31, 2004.	28

Consolidated Statements of Cash Flows for the years ended December 31, 2006,
December 31, 2005 and December 31, 2004.	29

Notes to Consolidated Financial Statements	30

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 36.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 15th day of March 2007.

HOME FEDERAL BANCORP
DATE: March 15, 2007	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March 2007.

/s/ Mark T. Gorski	/s/ John K. Keach, Jr.
Mark T Gorski, Executive	John K. Keach, Jr.,
Vice President, Treasurer	Chairman of the Board,
Chief Financial Officer and Secretary	President and Chief
(Principal Financial Officer)	Executive Officer
(Principal Executive Officer)

/s/ Melissa A. McGill	/s/ John K. Keach, Jr.
Melissa A. McGill,	John K. Keach, Jr., Director
Sr. Vice President and Controller
(Principal Accounting Officer)

/s/ Harvard W. Nolting, Jr.	/s/ John T. Bearry
Harvard W. Nolting, Jr., Director	John T. Beatty, Director

/s/ David W. Laitinen	/s/ Harold Force
David W. Laitinen, Director	Harold Force, Director

/s/ John M. Miller	/s/ William J. Blaser
John M. Miller, Director	William J. Blaser, Director

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

10(d) Form of Home Federal Bancorp Indianapolis Market Growth Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 28, 2006).

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

10(j) Supplemental Executive Retirement Agreement with Mark T. Gorski effective
July 1,2005 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated
November 22, 2005); first amendment thereto dated November 3, 2005 (incorporated by reference to Exhibit 10(j) of Registrant’s Form 10-K for the fiscal year ended December
31, 2005).

10(k) HomeFederal Bank Supplemental Executive Retirement Agreement with Elaine Pollert effective July 1, 2005 (incorporated by reference to Exhibit 10.5 to Registrant's
Form 8-K dated November 22, 2005).

10(n) Supplemental Executive Retirement Plan with John K. Keach, Jr. dated April 1, 2001
(incorporated by reference from Exhibit 10(n) to Registrant’s Form 10-K for the year ended June 30, 2002).

             10(o) Supplemental Executive Retirement Plan with Lawrence E. Welker dated April 1, 2001
(incorporated by reference from Exhibit 10(o) to Registrant’s Form 10-K for the year ended June 30, 2002).

10(p) Supplemental Executive Retirement Plan with Elaine Pollert dated April 1, 2001
(incorporated by reference from Exhibit 10(p) to Registrant’s Form 10-K for the year
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

10(x) Supplemental Executive Retirement Plan with Gerald L. Armstrong dated April 1, 2001
(incorporated by reference from Exhibit 10(x) to Registrant’s Form 10-K for the year
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

10(az) Form of Award Agreement under Home Federal Bancorp Indianapolis Market Growth
Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K dated November
28, 2006)

10(b)(a) Agreement for Purchase and Sale of Servicing dated November 30, 2006, between HomeFederal
Bank and EverBank (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2006)

10(b)(b) Placement Agreement, dated September 13, 2006, among Home Federal Bancorp, the
HomeFederal Statutory Trust I, and Cohen & Company (incorporated by reference to
Exhibit 1.1 of Registrant’s Form 8-K dated September 15, 2006)

10(b)(c) Indenture dated as of September 15, 2006, between Home Federal Bancorp and LaSalle
Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s
Form 8-K dated September 15, 2006)

10(b)(d) Amended and Restated Declaration of Trust of HomeFederal Statutory Trust I, dated as of September 15, 2006 ((incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K dated September 15, 2006)

10(b)(e) Guarantee Agreement of Home Federal Bancorp dated as of September 15, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated September 15, 2006)

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