Form 10-Q
period 2007-03-31
HOME FEDERAL BANCORP
filed 2007-05-09
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

YES [ ]               NO [x]

               Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 7, 2007.

Common Stock, no par value - 3,509,069 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)	March 31,	December 31,
	2007	2006

Assets:
Cash and due from banks	$54,242	$106,063
Securities available for sale at fair value (amortized cost $58,943 and $57,421)	58,546	56,887
Securities held to maturity at amortized cost (fair value $1,627 and $1,628)	1,631	1,635
Loans held for sale (fair value $7,073 and $7,055)	6,939	6,925
Portfolio loans:
Commercial loans	174,334	151,781
Commercial mortgage loans	227,496	227,433
Residential mortgage loans	160,745	166,003
Second & home equity loans	101,317	102,713
Other consumer loans	32,015	34,483
Unearned income	(141)	(153)
Total portfolio loans	695,766	682,260
Allowance for loan losses	(6,703)	(6,598)
Portfolio loans, net	689,063	675,662

Premises and equipment	17,338	17,232
Accrued interest receivable	4,517	4,679
Goodwill	1,695	1,695
Other assets	31,139	33,689
TOTAL ASSETS	$865,110	$904,467

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$75,603	$72,804
Interest checking	92,199	129,025
Savings	44,768	41,710
Money market	155,986	165,605
Certificates of deposits	307,360	293,914
Retail deposits	675,916	703,058
Brokered deposits	19,325	22,357
Public fund certificates	440	1,744
Wholesale deposits	19,765	24,101
Total deposits	695,681	727,159

FHLB borrowings	66,014	68,667
Short term borrowings	985	-
Long term debt	-	-
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	3,304	4,462
Other liabilities	15,272	17,434
Total liabilities	796,720	833,186

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,512,569 and 3,610,218	19,490	17,081
Retained earnings, restricted	49,748	55,137
Accumulated other comprehensive loss, net of taxes	(848)	(937)

Total shareholders' equity	68,390	71,281

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$865,110	$904,467

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended Months Ended
	March 31,
	2007	2006
Interest Income:
Short term investments	$433	$249
Securities	644	1,164
Commercial loans	3,312	1,974
Commercial mortgage loans	3,880	3,312
Residential mortgages	2,713	2,684
Second and home equity loans	1,871	1,594
Other consumer loans	588	652
Total interest income	13,441	11,629

Interest Expense:
Checking and savings accounts	517	209
Money market accounts	1,313	950
Certificates of deposit	3,439	2,452
Total interest on retail deposits	5,269	3,611

Brokered deposits	252	277
Public funds	7	101
Total interest on wholesale deposits	259	378
Total interest on deposits	5,528	3,989

FHLB borrowings	837	1,092
Other borrowings	2	-
Long term debt	-	221
Junior subordinated debt	271	-
Total interest expense	6,638	5,302

Net interest income	6,803	6,327
Provision for loan losses	280	117
Net interest income after provision for loan losses	6,523	6,210

Non Interest Income:
Gain on sale of loans	310	355
Investment advisory services	437	355
Service fees on deposit accounts	1,455	1,114
Loan servicing income, net of impairments	143	435
Miscellaneous	562	506
Total non interest income	2,907	2,765

Non Interest Expenses:
Compensation and employee benefits	4,118	3,905
Occupancy and equipment	978	950
Service bureau expense	391	379
Marketing	206	338
Miscellaneous	2,105	1,130
Total non interest expenses	7,798	6,702

Income before income taxes	1,632	2,273
Income tax provision	543	749
Net Income	$1,089	$1,524

Basic earnings per common share	$0.30	$0.40
Diluted earnings per common share	$0.30	$0.39

Basic weighted average number of shares	3,583,844	3,802,855
Dilutive weighted average number of shares	3,681,854	3,888,330
Dividends per share	$.200	$.188

See notes to consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)	Three Months Ended Months Ended
	March 31,
	2007	2006
Cash Flows From/(Used in) Operating Activities:
Net income	$1,089	$1,524
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	392	484
Provision for loan losses	280	117
Stock based compensation expense	42	22
(Benefit)/provision for deferred income taxes	(80)	(72)
Net gain from sale of loans	(310)	(355)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(18)	46
Loan fees deferred (recognized), net	7	(157)
Proceeds from sale of loans held for sale	18,203	21,398
Origination of loans held for sale	(17,929)	(21,607)
Increase in accrued interest and other assets	2,472	182
Decrease in other liabilities	(3,302)	(5,793)
Net Cash From/(Used In) Operating Activities	846	(4,211)

Cash Flows From/(Used In) Investing Activities:
Net principal received (disbursed) on loans	(4,403)	(1,204)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	3	4
Securities available for sale	821	9,686
Sales of:
Securities available for sale	1,673	1,367
Real estate owned and other asset sales	302	81
Purchases of:
Loans	(9,285)	(271)
Securities available for sale	(4,032)	(7,445)
Return of investment in joint ventures	10	293
Acquisition of property and equipment	(481)	(246)
Net Cash From/(Used In) Investing Activities	(15,392)	2,265

Cash Flows From / (Used In) Financing Activities:
Net decrease in deposits	(31,478)	(2,242)
Repayment of advances from FHLB	(2,653)	(7,452)
Net proceeds from short term borrowings	985	-
Net repayment of overnight borrowings	-	(128)
Common stock options exercised	2,526	278
Repurchase of common stock	(6,083)	(1,300)
Excess tax benefit related to stock based compensation	153	-
Payment of dividends on common stock	(725)	(710)
Net Cash Used In Financing Activities	(37,275)	(11,554)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(51,821)	(13,500)
Cash and cash equivalents, beginning of period	106,063	53,736
Cash and Cash Equivalents, End of Period	$54,242	$40,236

Supplemental Information:
Cash paid for interest	$6,695	$5,302
Cash paid for income taxes	$1,800	$-
Assets acquired through foreclosure	$192	$71
Dividends payable	$707	$-

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly owned subsidiaries. These consolidated interim financial statements at March 31, 2007, and for the three months ended March 31, 2007 and 2006, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company's management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions. The Company does not consolidate Home Federal Statutory Trust I, (“Trust”), a wholly owned subsidiary, as the Company is a not primary beneficiary of the Trust.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company's Annual Report on Form 10-K for the twelve month period ended December 31, 2006.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three Months Ended
	March 31,
	2007	2006
Basic EPS:
Weighted average common shares	3,583,844	3,802,855

Diluted EPS:
Weighted average common shares	3,583,844	3,802,855
Dilutive effect of stock options	98,010	85,475
Weighted average common and incremental shares	3,681,854	3,888,330

Weighted average anti-dilutive options	-	118,252

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the interim three month periods ended March 31, 2007 and 2006. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax effect	Net	Pretax	Tax effect	Net
3 months ended March 31, 2007
Unrealized gains\(losses) from securities available for sale	$137	$(48)	$89	$(398)	$142	$(256)
Supplemental Retirement Plan obligations adjustment	-	-	-	(980)	388	(592)
Total accumulated other comprehensive income\(loss)	$137	$(48)	$89	$(1,378)	$530	$(848)

3 months ended March 31, 2006
Unrealized (losses)\gains from securities held for sale	$(325)	$111	$(214)	$(3,121)	$1,081	$(2,040)
Unrealized (losses)\gains from cash flow hedge	18	(7)	11	-	-	-
Total accumulated other comprehensive income\(loss)	$(307)	$104	$(203)	$(3,121)	$1,081	$(2,040)

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

5. Changes in Presentation
Certain amounts and items appearing in the prior periods’ financial statements have been reclassified to conform to the current presentation. Such items include reclassification between interest income categories, and do not impact net income.  Certain immaterial reclassifications occurred in the cash flow from operating activities section of the cash flow statement which did not change the total of the net cash provided by/(used in) operating activities.

6. Junior Subordinated Debt
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

7. Pension and Other Retirement Benefit Plans
The Company participates in a noncontributory multi-employer pension plan covering all qualified employees. The trustees of the Financial Institutions Retirement Fund administer the plan. There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer. However, as of June 30, 2006, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits. The Company recorded contribution liability/expenses of $300,000 and $363,000 for the three months ended March 31, 2007, and 2006, respectively. No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2007 and 2006, respectively.

The Company has entered into supplemental retirement agreements for certain officers. The net periodic pension cost, including the detail of its components for the three months ended March 31, 2007 and 2006 is estimated as follows:

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2007	2006

Service cost	$24	$25
Interest cost	55	49
Amortization of prior service cost	13	13
Amortization of actuarial(gains)/losses	9	2

Net periodic pension cost	$101	$89

The Bank previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to pay benefits of $219,000 in 2007. As of March 31, 2007, the Bank has paid $55,000 in benefits and presently anticipates paying an additional $164,000 in fiscal 2007.

8. Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company annually, as of September 30th, evaluates goodwill for impairment. Management determined that there was no impairment charge resulting from its annual impairment test.

In the fourth quarter of 2005, the Company purchased a retail brokerage business on the south side of Indianapolis. This purchase increased goodwill $300,000. This purchase also included an intangible asset, customer list, valued at $200,000 which is being amortized over four years using the straight line method. The impairment analysis for the brokerage business goodwill is performed annually as of December 31.

9. Repurchases of Company Stock
During the three month period ended March 31, 2007, the Company repurchased 209,093 shares at an average price of $29.09. On April 24, 2007, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

10. Legal Proceedings
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

11. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced for others that become delinquent as defined by various agreements. At March 31, 2007 and December 31, 2006, these obligations were approximately $9.3 million and $9.3 million, respectively. Management believes it is remote, that as of March 31, 2007, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

12. New Accounting Pronouncements
In February 2006, the Financial Accountings Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management has determined the adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This Statement amends FASB Statement No. 140 and requires that all separately recognized servicing rights be initially measured at fair value, if practicable. For each class of separately recognized servicing assets and liabilities, this Statement permits the Company to choose either to report servicing assets and liabilities at fair value or at amortized cost. Under the fair value approach, servicing assets and liabilities will be recorded at fair value at each reporting date with changes in fair value recorded in earnings in the period in which the changes occur. Under the amortized cost method, servicing assets and liabilities are amortized in proportion to and over the period of estimated net servicing income or net servicing loss and are assessed for impairment based on fair value at each reporting date. This Statement is effective as of the beginning of the first fiscal year that begins after September 15, 2006. Management has determined the adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

FASB staff position FAS 123(R)-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event”, was posted February 3, 2006. This FASB Staff Position (“FSP”) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event that is not controlled by the employee. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), “Share-Based Payment”. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). The guidance in this FSP is applicable only for options issued as part of employee compensation arrangements. Paragraphs 32 and A229 of Statement 123(R) require options or similar instruments to be classified as liabilities if “the entity can be required under any circumstances to settle the option or similar instrument by transferring cash or other assets”. Since an entity may be required in at least one circumstance (that is, a change in control) to settle its options or similar instruments issued as employee compensation in cash, the option or similar instrument would be classified as a liability when the change in control occurs pursuant to paragraphs 32 and A229 of Statement 123(R). Management has determined the adoption of FSP FAS 123(R)-4 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006.  At January 1, 2007 management determined on review of various tax positions that these positions would be sustained based on the technical merits of the related tax positions.  Upon adoption of FIN 48, there was no effect on the Company’s financial condition or results of operations.

The Company files income tax returns in the United States, (“U.S.”), federal and the state of Indiana jurisdictions. The Company is no longer subject to U. S. federal and state of Indiana tax examinations for years prior to 2004. Management does not believe there will be any material changes in our recognized tax positions over the next 12 months.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, or interest expense recognized during the quarter. The Company’s effective tax rate differs from the federal statutory rate primarily due to tax exempt income and the state tax expense benefit.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. Management is currently in the process of determining what effect the provisions of this Statement will have on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through accumulated other comprehensive income. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Additional disclosures about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation is also required. This Statement is effective as of the end of the first fiscal year ending after December 15, 2006. The adoption of this Statement did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs); and c) is applied only to entire instruments and not to portions of instruments. Management is currently in the process of determining what effect the provisions of this Statement will have on the Company’s financial position or results of operations.

Part I, Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company. Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors. The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences. These factors include changes in interest rates, charge-offs and loan loss provision, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the financial condition of issuers of the Company’s investments and borrowers, changes in economic condition of the Company’s market area, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings or regulatory proceedings.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 30 through 35 of the Company’s annual report for the twelve month period ended December 31, 2006. Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation securities.

Allowance for Loan Losses

A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Impaired loans are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent. The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List. The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management. They are pooled based on historical portfolio data that management believes will provide a good basis for the loans' quality. For all loans not listed individually on the Asset Watch List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

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

Finally, a portion of the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans. This unallocated allowance is based on factors such as current economic conditions, trends in the Company’s loan portfolio delinquency, losses and recoveries, level of under performing and non-performing loans, and concentrations of loans in any one industry. The unallocated allowance is assigned to the various loan categories based on management’s perception of probable risk in the different loan categories and the principal balance of the loan categories.

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity. A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. At March 31, 2007, 78% of the unrealized losses in the available-for-sale security portfolio were comprised of municipal bonds, agency mortgage-backed securities and collateralized mortgage obligations and agency bonds. Management believes the price movements in these securities are dependent upon the movement in market interest rates. Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2007 Compared to Quarter Ended March 31, 2006

General
The Company reported net income of $1,089,000 for the quarter ended March 31, 2007, compared to $1,524,000 for the quarter ended March 31, 2006, a decrease of $435,000.  Basic earnings per common share for the current quarter were $0.30 compared to $0.40 for the quarter ended March 31, 2006. Diluted earnings per common share were $0.30 for the quarter ended March 31, 2007, compared to $0.39 for the quarter ended March 31, 2006. The Company’s net income for the first quarter included a pre-tax charge of $788,000 resulting from expenses associated with the February 16, 2007, separation agreement with an executive vice president of the Bank and the Company. The after tax impact of the separation agreement on first quarter earnings was approximately $476,000 or $0.13 diluted earnings per common share.

Net Interest Income

Net interest income before provision for loan losses increased $476,000 or 7.5% for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. This increase was due to an increase in net interest margin to average interest earning assets of 12 basis points to 3.44%, as both the balances and rates earned on interest earning assets rose faster than the balances and rates paid on interest bearing liabilities during the first quarter. Average interest earning assets and interest bearing liabilities increased in the first quarter of 2007, compared to the same quarter of the prior year by $27,993,000 and $22,368,000, respectively.

Provision for Loan Losses
The provision for loan losses was $280,000 for the quarter ended March 31, 2007; an increase of $163,000, compared to the quarter ended March 31, 2006. Net charge offs were $175,000 for the first quarter representing an annualized net charge off ratio of 0.10% compared to net charge offs of $100,000 representing an annualized net charge off ratio of 0.06% for the first quarter of 2006. The increase in the provision for loan losses resulted from the growth in generally higher risk commercial loans during the quarter.

At March 31, 2007, the loan loss allowance covered 142.6% of non-performing loans. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses. The change to the loan loss allowance for the three month period ended March 31, 2007 and 2006 is as follows:

Quarter ended March 31: (in thousands)	2007	2006

Allowance beginning balance	$6,598	$6,753
Provision for loan losses	280	117
Charge-offs	(372)	(120)
Recoveries	197	20
Allowance ending balance	$6,703	$6,770

Allowance to Total Loans	.95%	1.09%
Allowance to Nonperforming Loans	143%	167%

Net interest income after provision for loan losses increased $313,000 or 5.0% for the three month period ended March 31, 2007 compared to the three months ended March 31, 2006.

Interest Income
Total interest income for the three month period ended March 31, 2007, increased $1,812,000, or 15.6%, over the same period of the prior year. This increase is primarily the result of two factors; 1) the weighted average interest rate earned on average interest earning assets increased 70 basis points in the for the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006 and the average balance of interest earning assets increased $27,993,000 over the same period. The increase in interest rates was partially due to the changing mix of the balance sheet as the average balance of higher yielding commercial and second and home equity loans increased $79,981,000 and $12,242,000 respectively, for the three month period ended March 31, 2007 as compared to the three month period ended March 31, 2006, while lower yielding residential mortgage loans decreased $9,253,000 over the same two comparative periods. The rising rate environment of the two comparative quarters also impacted the increase in interest income as evidenced by the weighted average prime rate which was approximately 83 basis points higher in the quarter ended March 31, 2007 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended March 31, 2007 increased $1,336,000, or 25.2%, as compared to the same period a year ago. The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 62 basis points, from the March 2006 quarter to the March 2007 quarter. The changing mix of the balance sheet mitigated the impact of the rising rate scenario. The average balance of retail deposits increased $52,251,000 while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $17,746,000 and $10,969,000, respectively, in the quarter ended March 31, 2007, as compared to the quarter ended March 31, 2006.

Non Interest Income
Total non interest income increased $142,000 or 5.1% to $2,907,000 for the quarter. Total deposit fee income increased $341,000 or 30.6% for the quarter, due primarily to an overdraft privilege program introduced by the Company in March 2006, as well as an increasing number of retail demand accounts. The Company averaged approximately 400 more retail demand accounts in the first quarter of 2007 compared to the same quarter last year. Investment advisory services fees increased $82,000 over the prior year due to the Company adding an additional broker in June and July of 2006.

The Company sold its loan servicing portfolio in the December of 2006. In the first quarter of 2006, the Company recorded income of $206,000 in loan servicing income from the recovery of an impairment charge related to mortgage servicing rights. Both of these factors resulted in loan servicing income decreasing $292,000 in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006.

Non Interest Expenses
Non interest expenses increased $1,096,000 or 16.4% to $7,798,000 for the quarter. Compensation and employee benefits expense increased $213,000 or 5.5% for the quarter. Compensation and employee benefits expense increased due primarily to additional salary and incentive expense for the new commercial lenders in Indianapolis and related support staff and normal annual salary increases. Marketing expense decreased $132,000 over the first quarter of 2006. The Company anticipates marketing expenses for 2007 to be approximately equal to 2006; however, the timing of when these amounts will be incurred as compared to the prior year will fluctuate. Miscellaneous expense increased $975,000 for the quarter due primarily to the charges associated with a separation agreement with a former executive vice president of the Bank and the Company of $788,000. Other non interest expense increases included $97,000 in professional fees as additional legal and accounting expenses were incurred to address new proxy disclosure requirements and new accounting pronouncements.

Asset Quality
Non-performing assets to total assets increased to 0.57% at March 31, 2007 from 0.46% at December 31, 2006. Non-performing loans to total gross loans increased to 0.65% at March 31, 2007 from 0.54% at December 31, 2006. In addition, the allowance for loan losses increased to $6,703,000 as of March 31, 2007 compared to $6,598,000 at December 31, 2006. The ratio of the allowance for loan losses to total loans was 0.95% at March 31, 2007.

FINANCIAL CONDITION:
Total assets as of March 31, 2007, were $865,110,000, which was a decrease of $39,357,000 from December 31, 2006, total assets of $904,467,000. Changes within the various balance sheet categories included a $51,821,000 decrease in cash and due from banks. Cash and due from banks was unusually high at the end of the prior year due to large deposits made by public fund customers at year end, which were subsequently withdrawn as public fund checking deposit balances decreased $39,693,000. Another use of cash was the funding of $22,553,000 in commercial loans. Total loans increased $13,506,000 with the increase in commercial loans being offset by a decrease in residential mortgage balances of $5,258,000, as the Company is currently selling the majority of its residential loan originations. Additional small decreases occurred in the home equity and second mortgage and consumer loans of $ 1,396,000 and $2,468,000, respectively.

In addition to the decrease in public fund checking accounts, money market accounts also decreased $9,619,000 as the Company decided not to pay promotional money market rates in the first quarter. Wholesale deposits also declined as the Company preferred not to replace these higher costing deposits as they matured. Certificates of deposits increased $13,446,000. Additionally, the Company was able to increase low cost funding $5,666,000 as demand deposits and retail checking accounts increased $2,799,000 and $2,867,000, respectively.

Shareholders' equity decreased $2,891,000 during the first quarter. Retained earnings increased $1,089,000 from net income and decreased $707,000 for shareholder dividends and $5,771,000 from stock buy backs. Common stock increased $2,526,000 from the exercise of common stock options, $153,000 from the related tax benefit of disqualifying dispositions of such options, and $42,000 from recognition of compensation expense associated with vesting of stock options. Common stock decreased $312,000 from stock buy backs. Additionally, the Company had other comprehensive gain from unrealized gains in its securities available for sale portfolio, net of tax, of $89,000 for the three months ended March 31, 2007.

At March 31, 2007, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007
Total risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$89,089	11.75%	$60,641	8.0%	$75,802	10.0%
Home Federal Bancorp Consolidated	$89,110	11.74%	$60,725	8.0%	$75,907	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$82,386	10.87%	$30,321	4.0%	$45,481	6.0%
Home Federal Bancorp Consolidated	$82,407	10.86%	$30,363	4.0%	$45,544	6.0%
Tier 1 leverage capital
(to average assets)
HomeFederal Bank	$82,386	9.54%	$34,548	4.0%	$44,185	5.0%
Home Federal Bancorp Consolidated	$82,407	9.53%	$34,601	4.0%	$43,251	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained. Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits. Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions. Borrowings may be used to compensate for reductions in other sources of funds such as deposits. As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis. At March 31, 2007, the Bank had $66,014,000 in such borrowings. In addition, at March 31, 2007, the Bank had commitments to purchase loans of $5,184,000 and to fund loan originations of $84,376,000, unused home equity lines of credit of $50,983,000 and unused commercial lines of credit of $51,317,000, as well as commitments to sell loans of $54,634,000. Generally, a significant portion of amounts available in lines of credit will not be drawn. In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended March 31, 2007 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2006, which is incorporated by reference herein.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Sections 13a-15(e) and 15d-15(e) of the regulations promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the most recent fiscal quarter covered by this quarterly report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were effective in ensuring that information required to be disclosed by the Company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are designed to ensure that information required to be disclosed in those reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal controls. There were no changes in the Company’s internal control over Financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended March 31, 2007.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2007	13,038	$29.03	13,038	121,143
February 2007	100,735(2)	$28.88	21,991	99,152
March 2007	95,320	$29.32	95,320	3,832
First Quarter	209,093	$29.09	130,349	3,832

               (1)  October 24, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 183,417 such
                     shares.   Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

               (2)  Includes 78,744 shares repurchased in a private purchase at $28.75 per share.

April 24, 2007, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

Item 3. Defaults Upon Senior Securities

N/A

Item 4. Submission of Matters to a Vote of Security Holders

N/A

Item 5. Other information

N/A

Item 6. Exhibits

10(1) Termination Agreement, dated January 23, 2007, among Home Federal Bancorp, HomeFederal Bank and John K. Keach, Jr.

10(2) Agreement, General Release, and Confidentiality Statement, dated February 16, 2007, between HomeFederal Bank and S. Elaine Pollert.

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

Home Federal Bancorp

Date:	May 9, 2007
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

10(1)	Termination Agreement, dated January 23, 2007, among Home Federal Bancorp, HomeFederal Bank and John K. Keach, Jr.	Incorporated by reference to Exhibit 10(1) to Registrant’s Current Report on Form 8-K filed on January 24, 2007
10(2)	Agreement, General Release, and Confidentiality Statement, dated February 16, 2007, between HomeFederal Bank and S. Elaine Pollert	Incorporated by reference to Exhibit 10(1) to Registrant’s Current Report on Form 8-K filed on February 16, 2007
31(1)	Certification required by 12 C.F.R. 240.13a-14(a).	Attached
31(2)	Certification required by 12 C.F.R. 240.13a-14(a).	Attached
32(2)	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached