Form 10-Q
period 2007-06-30
HOME FEDERAL BANCORP
filed 2007-08-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  O-18847

HOME FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

         Indiana35-1807839
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

YES  [  ]                      NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2007.

Common Stock, no par value – 3,457,608 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)	June 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$47,192	$106,063
Securities available for sale at fair value (amortized cost $60,499 and $58,943)	59,249	56,887
Securities held to maturity at amortized cost (fair value $1,604 and $1,627)	1,628	1,635
Loans held for sale (fair value $5,701 and $7,073)	5,599	6,925
Portfolio loans:
Commercial loans	191,458	151,781
Commercial mortgage loans	238,113	227,433
Residential mortgage loans	154,511	166,003
Second & home equity loans	100,712	102,713
Other consumer loans	30,602	34,483
Unearned income	(387)	(153)
Total portfolio loans	715,009	682,260
Allowance for loan losses	(6,524)	(6,598)
Portfolio loans, net	708,485	675,662

Premises and equipment	17,051	17,232
Accrued interest receivable	4,480	4,679
Goodwill	1,875	1,695
Other assets	31,801	33,689
TOTAL ASSETS	$877,360	$904,467

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$73,048	$72,804
Interest checking	84,171	129,025
Savings	41,954	41,710
Money market	167,324	165,605
Certificates of deposits	308,198	293,914
Retail deposits	674,695	703,058
Brokered deposits	14,178	22,357
Public fund certificates	2,444	1,744
Wholesale deposits	16,622	24,101
Total deposits	691,317	727,159

FHLB borrowings	83,705	68,667
Short term borrowings	91	-
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	2,571	4,462
Other liabilities	16,764	17,434
Total liabilities	809,912	833,186

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,465,439 and 3,610,218	19,957	17,081
Retained earnings, restricted	48,898	55,137
Accumulated other comprehensive loss, net of taxes	(1,407)	(937)

Total shareholders' equity	67,448	71,281

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$877,360	$904,467

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income:
Short term investments	$322	$101	$755	$350
Securities	665	1,177	1,309	2,341
Commercial loans	3,578	2,218	6,890	4,184
Commercial mortgage loans	4,042	3,416	7,922	6,728
Residential mortgages	2,679	2,736	5,392	5,420
Second and home equity loans	1,783	1,699	3,654	3,293
Other consumer loans	584	667	1,172	1,327
Total interest income	13,653	12,014	27,094	23,643

Interest Expense:
Checking and savings accounts	414	233	931	442
Money market accounts	1,373	1,178	2,686	2,128
Certificates of deposit	3,621	2,662	7,060	5,114
Total interest on retail deposits	5,408	4,073	10,677	7,684

Brokered deposits	177	278	429	555
Public funds	5	70	12	171
Total interest on wholesale deposits	182	348	441	726
Total interest on deposits	5,590	4,421	11,118	8,410

FHLB borrowings	928	1,112	1,765	2,204
Other borrowings	5	3	7	3
Long term debt	-	228	-	449
Junior subordinated debt	274	-	545	-
Total interest expense	6,797	5,764	13,435	11,066

Net interest income	6,856	6,250	13,659	12,577
Provision for loan losses	223	220	503	337
Net interest income after provision for loan losses	6,633	6,030	13,156	12,240

Non Interest Income:
Gain on sale of loans	378	354	688	709
Investment advisory services	448	361	885	716
Service fees on deposit accounts	1,708	1,638	3,163	2,752
Loan servicing income, net of impairments	153	341	296	776
Miscellaneous	529	581	1,091	1,087
Total non interest income	3,216	3,275	6,123	6,040

Non Interest Expenses:
Compensation and employee benefits	4,010	4,029	8,128	7,934
Occupancy and equipment	1,006	951	1,984	1,901
Service bureau expense	400	368	791	747
Marketing	355	374	561	712
Miscellaneous	1,532	1,330	3,637	2,460
Total non interest expenses	7,303	7,052	15,101	13,754

Income before income taxes	2,546	2,253	4,178	4,526
Income tax provision	855	713	1,398	1,462
Net Income	$1,691	$1,540	$2,780	$3,064

Basic earnings per common share	$0.48	$0.42	$0.79	$0.82
Diluted earnings per common share	$0.47	$0.40	$0.77	$0.80

Basic weighted average number of shares	3,497,378	3,705,844	3,540,372	3,754,082
Dilutive weighted average number of shares	3,581,548	3,811,774	3,631,479	3,847,458
Dividends per share	$.200	$.200	$.400	$.388

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2006	3,610,218	$17,081	$55,137	$(937)	$71,281

Comprehensive income:
Net income			2,780		2,780
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of 245				(470)	(470)
Total comprehensive income					2,310
Stock options exercised	131,048	2,933			2,933
Stock repurchased	(275,827)	(411)	(7,616)		(8,027)
Stock compensation expense		59			59
Tax benefit related to exercise of non-qualified stock options		295			295
Cash dividends ($.40 per share)			(1,403)		(1,403)
Balance at June 30, 2007	3,465,439	$19,957	$48,898	$(1,407)	$67,448

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2005	3,815,657	$15,152	$59,723	$(1,837)	$73,038

Comprehensive income:
Net income			3,064		3,064
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of 450				(865)	(865)
Change in fair value of cash flow hedge, net of tax of 7				11	11
Total comprehensive income					2,210
Stock options exercised	76,183	1,451			1,451
Stock repurchased	(210,263)	(314)	(5,437)		(5,751)
Stock compensation expense		100			100
Tax benefit related to exercise of non-qualified stock options		72			72
Cash dividends ($.388 per share)			(1,453)		(1,453)
Balance at June 30, 2006	3,681,577	$16,461	$55,897	$(2,691)	$69,667

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
(unaudited)	Six Months Ended
	June 30,
	2007	2006
Cash Flows From / (Used in) Operating Activities:
Net income	$2,780	$3,064
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	793	976
Provision for loan losses	503	337
Stock based compensation expense	59	-
Benefit for deferred income taxes	(65)	-
Net gain from sale of loans	(688)	(709)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(18)	46
Loan fees deferred (recognized), net	169	(237)
Proceeds from sale of loans held for sale	42,044	46,369
Origination of loans held for sale	(40,062)	(48,227)
Decrease/(increase) in accrued interest and other assets	2,216	(247)
Increase/(decrease) in other liabilities	(2,843)	3,292
Net Cash From Operating Activities	4,888	4,664

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(19,157)	(28,571)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	6	17
Securities available for sale	1,697	12,157
Sales of:
Securities available for sale	1,939	1,595
Real estate owned and other asset sales	341	317
Purchases of:
Loans	(14,338)	(4,358)
Securities available for sale	(6,744)	(10,767)
Return of investment in joint ventures	10	493
Acquisition of property and equipment	(580)	(516)
Net Cash Used In Investing Activities	(36,826)	(29,633)

Cash Flows From / (Used In) Financing Activities:
Net increase (decrease) in deposits	(35,842)	2,104
Proceeds from advances from FHLB	20,000	35,000
Repayment of advances from FHLB	(4,962)	(24,460)
Net borrowing/(repayment) of overnight borrowings	91	(156)
Common stock options exercised	2,933	1,451
Repurchase of common stock	(8,027)	(5,751)
Excess tax benefit related to stock based compensation	295	-
Payment of dividends on common stock	(1,421)	(1,453)
Net Cash From / (Used In) Financing Activities	(26,933)	6,735

NET DECREASE IN CASH AND CASH EQUIVALENTS	(58,871)	(18,234)
Cash and cash equivalents, beginning of period	106,063	53,736
Cash and Cash Equivalents, End of Period	$47,192	$35,502

Supplemental Information:
Cash paid for interest	$13,520	$11,002
Cash paid for income taxes	$3,152	$1,090
Assets acquired through foreclosure	$287	$436
Acquisition of broker dealer within accounts payable	$300	$-
Dividends payable	$696	$-
See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2007, and for the three and six months ended June 30, 2007 and 2006, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, as the Company is not a primary beneficiary of the Trust.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share, (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic EPS:
Weighted average common shares	3,497,378	3,705,844	3,540,372	3,754,082

Diluted EPS:
Weighted average common shares	3,497,378	3,705,844	3,540,372	3,754,082
Dilutive effect of stock options	84,170	105,930	91,107	93,376
Weighted average common and incremental shares	3,581,548	3,811,774	3,631,479	3,847,458

Weighted average anti-dilutive options	-	-	1,713	-

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the six month periods ended June 30, 2007 and 2006. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
6 months ended June 30, 2007
Unrealized gains/(losses) from securities available for sale	$(715)	$245	$(470)	$(1,249)	$434	$(815)
Supplemental Retirement Plan obligations adjustments	-	-	-	(980)	388	(592)
Total accumulated other Comprehensive income/(loss)	$(715)	$245	$(470)	$(2,229)	$822	$(1,407)

6 months ended June 30, 2006
Unrealized (losses)/gains from securities held for sale	$(1,315)	$450	$(865)	$(4,111)	$1,420	$(2,691)
Unrealized (losses)/gains from cash flow hedge	18	(7)	11	-	-	-
Total accumulated other Comprehensive income/(loss)	$(1,297)	$443	$(854)	$(4,111)	$1,420	$(2,691)

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

5. Junior Subordinated Debt
On September 15, 2006, the Company issued junior subordinated debt securities that will mature in 30 years and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum.  Interest on the junior subordinated debt securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15.. Home Federal may redeem the junior subordinated debt securities, in whole or in part, without penalty, on or after September 15, 2011.  The junior subordinated debt qualifies as Tier I capital.

6. Pension and Other Retirement Benefit Plans
The Company participates in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  However, as of June 30, 2006, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits.  The Company recorded contribution liability/expenses of $600,000 and $726,000 for the six months ended June 30, 2007, and 2006, respectively.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2007 and 2006, respectively.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and six months ended June 30, 2007 and 2006, is estimated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$25	$25	$49	$50
Interest cost	56	49	111	98
Amortization of prior service cost	14	13	27	26
Amortization of actuarial(gains)/losses	10	1	19	3

Net periodic pension cost	$105	$88	$206	$177

The Bank previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to pay benefits of $219,000 in 2007.  As of June 30, 2007, the Bank has paid $109,000 in benefits and presently anticipates paying an additional $110,000 in fiscal 2007.

7. Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company annually, as of September 30th, evaluates goodwill for impairment.  Management determined that there was no impairment charge resulting from its annual impairment test.

In the second quarter of 2007 the Company purchased another retail brokerage business on the south side of Indianapolis.  The purchase price of $300,000 which will be paid in 3 annual installments of $100,000 each.  This purchase increased goodwill $180,000.  This purchase also included an intangible asset, customer list, valued at $120,000 which is being amortized over four years using the straight line method.  The impairment analysis for this brokerage business goodwill will be performed annually as of June 30.

8. Repurchases of Company Stock
During the six months ended June 30, 2007, the Company repurchased 275,827 shares at an average price of $29.10.  On April 24, 2007, the Board of directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

9. Legal Proceedings
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

10. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced for others that become delinquent as defined by various agreements.  At June 30, 2007 and December 31, 2006, these obligations were approximately $5.6 million and $9.3 million, respectively.  Management believes it is remote, that as of June 30, 2007, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

11. New Accounting Pronouncements
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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.” The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new interpretation is effective for fiscal years beginning after December 15, 2006.  At January 1, 2007 management determined on review of various tax positions that these positions would be sustained based on the technical merits of the related tax positions.  Upon adoption of FIN 48, there was no effect on the Company’s financial condition or results of operations.

The Company files income tax returns in the United States, (“U.S.”), federal and state of Indiana jurisdictions.  The Company is no longer subject to U. S. federal and the state of Indiana tax examinations for years prior to 2004.  Management does not believe there will be any material changes in our recognized tax positions over the next 12 months.

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

Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company.  Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences.  These factors include changes in interest rates, charge-offs and loan loss provisions, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, changes in the financial condition of issuers of the Company’s investments and borrowers, changes in economic condition of the Company’s market area, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings or regulatory proceedings.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 30 through 35 of the Company’s annual report on Form 10K for the twelve month period ended December 31, 2006.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Commercial and commercial real estate loans, greater than $50,000, are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a good basis for the loans' quality.  For all loans not listed individually on the Asset Watch List, historical loss rates based on the last four years are the basis for developing expected charge-offs for each pool of loans.

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

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity.  A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. At June  30, 2007, 90% of the unrealized losses in the available-for-sale security portfolio were comprised of municipal bonds, agency mortgage-backed securities and collateralized mortgage obligations and agency bonds. Management believes the price movements in these securities are a result of the movement in market interest rates. Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2007 Compared to Quarter Ended June 30, 2006

General
The Company reported net income of $1,691,000 for the quarter ended June 30, 2007, compared to $1,540,000 for the quarter ended June 30, 2006, an increase of $151,000 or 9.8%.  Basic earnings per common share for the current quarter were $0.48 compared to $0.42 for the quarter ended June 30, 2006.  Diluted earnings per common share were $0.47 for the quarter ended June 30, 2007, compared to $0.40 for the quarter ended June 30, 2006

Net Interest Income
Net interest income before provision for loan losses increased $606,000 or 9.7% for the quarter ended June 30, 2007, compared to the quarter ended June 30, 2006.  This increase was due to an increase in net interest margin to average interest earning assets of 18 basis points to 3.46%, as both the balances and rates earned on interest earning assets rose faster than the balances and rates paid on interest bearing liabilities during the second quarter.  Average interest earning assets and interest bearing liabilities increased in the second quarter of 2007, compared to the same quarter of the prior year by $31,348,000 and $23,982,000, respectively.

Provision for Loan Losses
The provision for loan losses remained relatively stable for the quarter ended June 30, 2007 at $223,000 compared to $220,000 for the quarter ended June 30, 2006.  Net charge offs were $402,000 for the second quarter representing an annualized net charge off ratio of 0.23% compared to net charge offs of $272,000 representing an annualized net charge off ratio of 0.17% for the second quarter of 2006.  Although commercial lending generally carries more risk, management believes the $32,749,000 growth in the commercial and commercial mortgage portfolio does not require significant increases in reserves due to no indicators of weakness.

At June 30, 2007, the loan loss allowance covered 91% of non-performing loans compared to 165% of non performing loans at June 30, 2006. The increase in non performing assets and non performing loans was due primarily to one $3.1 million commercial relationship that moved from the general allowance category to a specific allowance category in the second quarter of 2007.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month period ended June 30, 2007 and 2006 is as follows:

Quarter ended June 30: (in thousands)	2007	2006

Allowance beginning balance	$6,703	$6,770
Provision for loan losses	223	220
Charge-offs	(471)	(298)
Recoveries	69	26
Allowance ending balance	$6,524	$6,718

Allowance to Total Loans	.91%	1.03%
Allowance to Nonperforming Loans	91%	165%

Net interest income after provision for loan losses increased $603,000 or 10.0% for the three month period ended June 30, 2007 compared to the three month period ended June 30, 2006.

Interest Income
Total interest income for the three month period ended June 30, 2007, increased $1,639,000, or 13.6%, over the same period of the prior year.  This increase is primarily the result of two factors; 1) the weighted average interest rate earned on average interest earning assets increased 58 basis points in the quarter ended June 30, 2007, as compared to the quarter ended June 30, 2006.  The average balance of interest earning assets increased $31,348,000 over the same period.  The increase in interest rates was partially due to the changing mix of the balance sheet as the average balance of higher yielding commercial and commercial mortgage loans increased $60,834,000 and $26,556,000 respectively, for the three month period ended June 30, 2007 as compared to the three month period ended June 30, 2006, while lower yielding available for sale securities and residential mortgage loans decreased $60,352,000 and $11,112,000, respectively, over the same two comparative periods.  The rising rate environment of the two comparative quarters also impacted the increase in interest income as evidenced by the weighted average prime rate which was approximately 35 basis points higher in the quarter ended June 30, 2007 compared to the same quarter of the prior year.

Interest Expense
Total interest expense for the three month period ended June 30, 2007 increased $1,033,000, or 17.9%, as compared to the same period a year ago.  The increase in interest expense mirrors the reasons for the increase in interest income. The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 44 basis points, from the June 2006 quarter to the June 2007 quarter.  Additionally the weighted average balances of interest bearing liabilities increased $23,982,000.

Non Interest Income
Total non interest income decreased $59,000 or 1.8% to $3,216,000 for the quarter.  Total deposit fee income increased $70,000 or 4.3% for the quarter.  This increase occurred due to increases in the average number of demand and commercial checking accounts which increased by 244 and 242, respectively for the quarter ended June 30, 2007 as compared to the same quarter in the prior year.  Investment advisory services fees increased $87,000 or 24.1% over the prior year due to the Company adding an additional broker in both June and July of 2006.

The Company sold its loan servicing portfolio in December 2006.  In the second quarter of 2006, the Company recorded income of $92,000 in loan servicing income from the recovery of an impairment charge related to mortgage servicing rights.  Both of these factors resulted in loan servicing income decreasing $188,000 in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006.

Non Interest Expenses
Non interest expenses increased $251,000 or 3.6% to $7,303,000 for the quarter.  The primary reason for this increase was a $200,000 write down taken in the second quarter of 2007, to reduce to zero, the book value of a building the Company donated to a local non profit organization.  This $200,000 expense is the reason for the $202,000 or 15.2% increase in miscellaneous expenses.  Compensation and employee benefits expense remained relatively flat decreasing $19,000 or 0.5% for the quarter.  Even though the Company had additional commercial lenders and support staff in the second quarter of 2007, compared to the second quarter of 2006, as well as normal annual salary increases, these increased expenses were mitigated by the reduction in compensation expense attained through a redistribution of responsibilities within various areas of the Company, which occurred in the first quarter, allowing the Company to operate effectively with less personnel.  Occupancy expense increased $55,000 or 5.8% due to rental costs associated with the Indianapolis office which opened in September of 2006, as well as various repairs and maintenance which occurred in the second quarter of 2007.  Marketing expense decreased $19,000 or 5.1% over the second quarter of 2007.  The Company anticipates marketing expenses for 2007 to be approximately equal to 2006; however, the timing of when these amounts will be incurred as compared to the prior year will fluctuate.

Taxes
The effective tax rate for the quarter ended June 30, 2007 and June 30, 2006, is 33.6% and 31.6%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Prior to September 1, 2006, state income tax expense for the Company did not include the Company’s Nevada subsidiary, Home Investment Inc., as the subsidiary did not have nexus with the state of Indiana before that date. Home Investment Inc.’s income for the three month period ended June 30, 2006 was approximately $1,011,000.  The current three month period ended June 30, 2007, includes $549,000 of pretax income from the Nevada subsidiary.  Additionally, in the current three month period the Company received a federal tax benefit for the donation of a building held for investment to a local non profit organization.

RESULTS OF OPERATIONS:
Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006

General
The Company reported net income of $2,780,000 for the six months ended June 30, 2007, compared to $3,064,000 for the six months ended June, 2006, a decrease of $284,000.  Basic earnings per common share for the six months ended June 30, 2007 were $0.79 compared to $0.82 for the six months ended June 30, 2006.  Diluted earnings per common share were $0.77 for the six months ended June 30, 2007, compared to $0.80 for the six months ended June 30, 2006.  The Company’s net income year to date included a pre-tax charge of $788,000 resulting from expenses associated with the February 16, 2007, separation agreement with an executive vice president of the Bank and the Company.  The after tax impact of the separation agreement on the six months earnings were approximately $476,000 or $0.13 diluted earnings per common share.

Net Interest Income
Net interest income before provision for loan losses increased $1,082,000 or 8.6% for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.  This increase was due to an increase in net interest margin to average interest earning assets of 15 basis points to 3.45%, as both the balances and rates earned on interest earning assets rose faster than the balances and rates paid on interest bearing liabilities during the six month period.   Average interest earning assets and interest bearing liabilities increased in the six months ended June 30, 2007, compared to the six months ended June 30, 2006 of the prior year by $29,680,000 and $23,179,000, respectively.

Provision for Loan Losses
The provision for loan losses was $503,000 for the six months ended June 30, 2007; an increase of $166,000, compared to the six months ended June 30, 2006.  Net charge offs were $577,000 for the six months ended June 30, 2007 representing an annualized net charge off ratio of 0.16% compared to net charge offs of $372,000 representing an annualized net charge off ratio of 0.12% for the six months ended June 30, 2006.  The increase in the provision for loan losses was due to commercial loan growth during the period.

At June 30, 2007, the loan loss allowance covered 91% of non-performing loans.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the six months ended June 30, 2007 and 2006 is as follows:

Six months ended June 30: (in thousands)	2007	2006

Allowance beginning balance	$6,598	$6,753
Provision for loan losses	503	337
Charge-offs	(843)	(417)
Recoveries	266	45
Allowance ending balance	$6,524	$6,718

Allowance to Total Loans	.91%	1.03%
Allowance to Nonperforming Loans	91%	165%

Net interest income after provision for loan losses increased $916,000 or 7.5% for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Interest Income
Total interest income for the six months ended June 30, 2007, increased $3,451,000, or 14.6%, over the same period of the prior year.  This increase is primarily the result of two factors; 1) the weighted average interest rate earned on average interest earning assets increased 64 basis points for the six months ended June 30, 2007, as compared to the six months ended June 30, 2006 and the average balance of interest earning assets increased $29,680,000 over the same period.  The increase in interest rates was primarily due to the changing mix of the balance sheet as the average balance of higher yielding commercial, commercial mortgage and second and home equity loans increased $58,707,000, $ 24,999,000 and $9,640,000 respectively, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, while lower yielding available for sale securities and residential mortgage loans decreased $62,173,000 and $10,188,000 respectively, over the same two comparative periods.

Interest Expense
Total interest expense for the six months ended June 30, 2007 increased $2,369,000, or 21.4%, as compared to the same period a year ago.  The rising rate scenario which increased interest income, also led to an increase in interest expense as the weighted average interest rates paid on interest bearing liabilities increased 53 basis points, from the June 2006 six month period to the June 2007 six month period.  The changing mix of the balance sheet mitigated the impact of the rising rate scenario.  The average balance of retail deposits increased $52,546,000 while the average balances of Federal Home Loan Bank advances and wholesale deposits, a more expensive source of funds, decreased $15,613,000 and $12,083,000, respectively, in the six months ended June 30, 2007, as compared to the six months ended June 30, 2006.

Non Interest Income
Total non interest income increased $83,000 or 1.4% to $6,123,000 for the six months ended June 30, 2007.  Total deposit fee income increased $411,000 or 14.9% for the six months ended June 30, 2007, due to an overdraft privilege program introduced by the Company in March 2006, as well as an increasing number of demand and commercial checking accounts.  The Company’s average number of demand accounts and  commercial checking accounts increased approximately 334 and 268, respectively, in the six month period ended June 30, 2007 compared to the six month period ended June 30, 2006.. Investment advisory services fees increased $169,000 or 23.6% over the prior year due to the Company adding an additional broker in both June and July of 2006.

The Company sold its loan servicing portfolio in December of 2006.  In the first six months of 2006, the Company recorded income of $298,000 in loan servicing income from the recovery of an impairment charge related to mortgage servicing rights.  Both of these factors resulted in loan servicing income decreasing $480,000 in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Non Interest Expenses
Non interest expenses increased $1,347,000 or 9.8% to $15,101,000 for the six months ended June 30, 2007.  Compensation and employee benefits expense increased $194,000 or 2.5% for the six months ended June 30, 2007.  Compensation and employee benefits expense increased due primarily to additional salary and incentive expense for the new commercial lenders in Indianapolis and related support staff and normal annual salary increases.  As discussed in the quarterly presentation these increases were mitigated by the reduction in compensation expense attained through a reorganization of the Company, which occurred in the second half of the first quarter, allowing the Company to operate effectively with less personnel in other areas.  Marketing expense decreased $151,000 over the six months ended June 30, 2007.  The Company anticipates marketing expenses for 2007 to be approximately equal to 2006; however, the timing of when these amounts will be incurred as compared to the prior year will fluctuate.  Miscellaneous expense increased $1,177,000 for the six months ended June 30, 2007 due to a first quarter charge associated with a separation agreement with a former executive vice president of the Bank and the Company of $788,000, as well as the  $200,000 write down associated with the building donation discussed in the first quarter presentation.   Other non interest expense increases included $100,000 in professional fees primarily due to additional legal and accounting expenses incurred to address new proxy disclosure requirements and new accounting pronouncements.

Taxes
The effective tax rate for the six month periods ended June 30, 2007 and June 30, 2006, is 33.5% and 32.3%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Prior to September 1, 2006, state income tax expense for the Company did not include the Company’s Nevada subsidiary, Home Investment Inc., as the subsidiary did not have nexus with the state of Indiana before that date. Home Investment Inc.’s income for the six month period ended June 30, 2006 was approximately $1,997,000.  The current six month period ended June 30, 2007, includes $1,096,000 of pretax income from the Nevada subsidiary.  Additionally, in the current six month period the Company received a federal tax benefit for the donation of a building held for investment to a local non profit organization.

Asset Quality
Non-performing assets to total assets increased to 0.85% at June 30, 2007 from 0.46% at December 31, 2006.  Non-performing loans to total gross loans increased to 1.00% at June 30, 2007 from 0.54% at December 31, 2006. The increase in non performing assets and non performing loans was due primarily to one $3.1 million commercial relationship that moved from the general allowance category to a specific allowance category in the second quarter of 2007.  In addition, the allowance for loan losses decreased to $6,524,000 as of June 30, 2007 compared to $6,598,000 at December 31, 2006.  The ratio of the allowance for loan losses to total loans was 0.91% at June 30, 2007.  During the six month period ended June 30, 2007 the Company’sloan portfolio increased $32,749,000 primarily through $50,357,000 of growth in the commercial and commercial mortgage loans being offset by decreases of $11,492,000 in residential mortgages and $2,001,000 in seconds and home equities and $3,881,000 in other consumer loans.  The growth in commercial loans was the primary contributor to the decrease in the ratio of allowance to total loans.  Although commercial lending generally carries more risk, management believes the growth in the commercial and commercial mortgage portfolio consists of good quality assets and does not require significant increases in reserves. The allowance for loan losses that corresponds to the recent commercial loan growth is consistent with the current risk grades on the individual relationships.  Management’s analysis of the unallocated portion of the allowance remains consistent with the prior quarter as no major changes were noted in the Indianapolis commercial market or the Company’s other major markets.

FINANCIAL CONDITION:
Total assets as of June 30, 2007, were $877,360,000, which was a decrease of $27,107,000 from December 31, 2006, total assets of $904,467,000.  Changes within the various balance sheet categories included a $58,871,000 decrease in cash and due from banks.  Cash and due from banks was unusually high at the end of the prior year due to large deposits made by public fund customers at year end, which were subsequently withdrawn as public fund checking deposit balances decreased $46,115,000.  Certificates of deposits increased $14,284,000 as the Company ran promotions to attract this funding.  Another use of cash was the funding of commercial loans.  Total loans increased $32,749,000 with the increase in commercial loans being offset by a decrease in residential mortgage of $11,492,000.  The decrease in residential mortgage loans reflects the Company’s current practice of selling the majority of its residential loan originations.  Additional small decreases occurred in the home equity and second mortgage and consumer loans of $2,001,000 and $3,881,000, respectively. Brokered deposits declined $8,179,000 due to maturities.  FHLB borrowings increased $15,038,000.  The Company from time to time takes advantage of attractive pricing on FHLB borrowings to replace other funding sources or provide for anticipated funding needs.

Shareholders' equity decreased $3,833,000 during the first six months of 2007.  Retained earnings increased $2,780,000 from net income and decreased $1,403,000 for shareholder dividends and $7,616,000 from stock buy backs.  Common stock increased $2,933,000 from the exercise of common stock options, $295,000 from the related tax benefit of disqualifying dispositions of such options, and $59,000 from recognition of compensation expense associated with vesting of stock options.  Common stock decreased $411,000 from stock buy backs.  Additionally, the Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $470,000 for the six months ended June 30, 2007.

At June 30, 2007, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:
	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007
Total risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$86,739	11.04%	$62,877	8.0%	$78,597	10.0%
Home Federal Bancorp Consolidated	$88,262	11.21%	$62,968	8.0%	$78,710	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$80,215	10.21%	$31,439	4.0%	$47,158	6.0%
Home Federal Bancorp Consolidated	$81,738	10.38%	$31,484	4.0%	$47,226	6.0%
Tier 1 leverage capital
(to average assets)
HomeFederal Bank	$80,215	9.28%	$34,591	4.0%	$43,238	5.0%
Home Federal Bancorp Consolidated	$81,738	9.44%	$34,632	4.0%	$43,290	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2007, the Bank had $83,705,000 in such borrowings.  In addition, at June 30, 2007, the Bank had commitments to purchase loans and investments of $4,313,000 and $1,500,000, respectively, as well as commitments to fund loan originations of $37,283,000, unused home equity lines of credit of $47,677,000 and unused commercial lines of credit of $68,339,000, as well as commitments to sell loans of $38,630,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended June 30, 2007 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2006, which is incorporated by reference herein. .  The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continues to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended June 30, 2007.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1&2)	Maximum number of shares that may yet be purchased under the plans or programs (1&2)
April 2007	0	$00.00	0	179,460
May 2007	45,863	$29.23	45,863	133,597
June 2007	20,871	$28.94	20,871	112,726
Second Quarter	66,734	$29.14	66,734	112,726

         (1)  October 24, 2006, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 183,417 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program was completed on May 7, 2007.

         (2)  April 24, 2007, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

Item 3. Defaults Upon Senior Securities

N/A

Item 4.  Submission of Matters to a Vote of Security Holders

On April 24, 2007, the Corporation held its Annual Meeting of Shareholders.  A total of 3,024,995 shares were present in person or by proxy at the meeting.  The following director nominees received the following votes and votes withheld at that meeting:

	For	Votes Withheld

John T. Beatty	2,934,781	90,214
(three year term)

Harold Force	2,935,380	89,615
(three year term)

William J. Blaser	2,945,651	79,344
(three year term)

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Term Expiring
John K. Keach, Jr.	2008
David W. Laitinen, M. D	2008
John M. Miller	2009
Harvard W. Nolting, Jr.	2009

The proposition described below, having received a vote, in person or by proxy, of the more favorable votes than votes cast against the proposition, was declared to be duly adopted by the shareholders of the Corporation.

	For	Against	Abstain
Approval and ratification of the appointment of Deloitte & Touch LLP as auditors for Home Federal Bancorp for the year ended December 31, 2007.	2,976,969	46,221	1,804

Item 5.  Other information

N/A

Item 6.  Exhibits

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

                                                        Home Federal Bancorp

Date:	August 8, 2007
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer