Form 10-Q
period 2007-09-30
HOME FEDERAL BANCORP
filed 2007-11-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

YES  [  ]                      NO [x]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 30, 2007.

Common Stock, no par value – 3,464,901 shares outstanding

HOME FEDERAL BANCORP
FORM 10-Q

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
(unaudited)	September 30,	December 31,
	2007	2006

Assets:
Cash and due from banks	$36,147	$106,063
Securities available for sale at fair value (amortized cost $61,606 and $57,421)	61,160	56,887
Securities held to maturity at amortized cost (fair value $1,616 and $1,628)	1,624	1,635
Loans held for sale (fair value $6,666 and $7,055)	6,523	6,925
Portfolio loans:
Commercial loans	193,289	151,781
Commercial mortgage loans	251,491	227,433
Residential mortgage loans	148,063	166,003
Second & home equity loans	103,028	102,713
Other consumer loans	29,043	34,483
Unearned income	(256)	(153)
Total portfolio loans	724,658	682,260
Allowance for loan losses	(6,757)	(6,598)
Portfolio loans, net	717,901	675,662

Premises and equipment	15,313	17,232
Accrued interest receivable	4,581	4,679
Goodwill	1,874	1,695
Other assets	31,479	33,689
TOTAL ASSETS	$876,602	$904,467

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$75,227	$72,804
Interest checking	80,359	129,025
Savings	39,547	41,710
Money market	174,817	165,605
Certificates of deposits	308,515	293,914
Retail deposits	678,465	703,058
Brokered deposits	9,199	22,357
Public fund certificates	315	1,744
Wholesale deposits	9,514	24,101
Total deposits	687,979	727,159

FHLB borrowings	83,699	68,667
Short term borrowings	162	-
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	2,999	4,462
Other liabilities	17,419	17,434
Total liabilities	807,722	833,186

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,462,039 and 3,610,218	20,322	17,081
Retained earnings, restricted	49,437	55,137
Accumulated other comprehensive loss, net of taxes	(879)	(937)

Total shareholders' equity	68,880	71,281

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$876,602	$904,467

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income:
Short term investments	$162	$157	$917	$507
Securities	686	1,187	1,995	3,528
Commercial loans	3,857	2,765	10,747	6,949
Commercial mortgage loans	4,341	3,660	12,263	10,388
Residential mortgage loans	2,601	2,765	7,993	8,185
Second and home equity loans	1,852	1,821	5,506	5,114
Other consumer loans	564	642	1,736	1,969
Total interest income	14,063	12,997	41,157	36,640

Interest Expense:
Checking and savings accounts	367	440	1,298	882
Money market accounts	1,572	1,400	4,258	3,528
Certificates of deposit	3,665	2,969	10,725	8,083
Total interest on retail deposits	5,604	4,809	16,281	12,493

Brokered deposits	123	281	552	836
Public funds	29	115	41	286
Total interest on wholesale deposits	152	396	593	1122
Total interest on deposits	5,756	5,205	16,874	13,615

FHLB borrowings	1,065	1,147	2,830	3,351
Other borrowings	1	2	8	5
Long term debt	-	201	-	650
Junior subordinated debt	279	47	824	47
Total interest expense	7,101	6,602	20,536	17,668

Net interest income	6,962	6,395	20,621	18,972
Provision for loan losses	286	196	789	533
Net interest income after provision for loan losses	6,676	6,199	19,832	18,439

Non Interest Income:
Gain on sale of loans	419	356	1,107	1,065
Loss on sale of securities	-	(1,956)	-	(1,956)
Investment advisory services	498	317	1,383	1,033
Service fees on deposit accounts	1,719	1,729	4,882	4,481
Loan servicing income, net of impairments	130	236	426	1,012
Miscellaneous	578	490	1,669	1,577
Total non interest income	3,344	1,172	9,467	7,212

Non Interest Expenses:
Compensation and employee benefits	4,169	3,796	12,297	11,730
Occupancy and equipment	1,032	1,006	3,016	2,907
Service bureau expense	432	384	1,223	1,131
Marketing	312	378	873	1,090
Miscellaneous	1,412	1,324	5,049	3,784
Total non interest expenses	7,357	6,888	22,458	20,642

Income before income taxes	2,663	483	6,841	5,009
Income tax provision	962	142	2,360	1,604
Net Income	$1,701	$341	$4,481	$3,405

Basic earnings per common share	$0.49	$0.09	$1.28	$0.91
Diluted earnings per common share	$0.48	$0.09	$1.25	$0.89

Basic weighted average number of shares	3,457,603	3,679,793	3,512,479	3,729,047
Dilutive weighted average number of shares	3,518,623	3,767,985	3,592,684	3,820,421
Dividends per share	$0.200	$0.200	$0.600	$0.588

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2006	3,610,218	$17,081	$55,137	$(937)	$71,281

Comprehensive income:
Net income			4,481		4,481
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of ($31)				58	58
Total comprehensive income					4,539

Stock options exercised	145,148	3,259			3,259
Stock repurchased	(293,327)	(437)	(8,086)		(8,523)
Stock compensation expense		98			98
Tax benefit related to exercise of non-qualified stock options		321			321
Cash dividends ($.600 per share)			(2,095)		(2,095)
Balance at September 30, 2007	3,462,039	$20,322	$49,437	$(879)	$68,880

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2005	3,815,657	$15,152	$59,723	$(1,837)	$73,038

Comprehensive income:
Net income			3,405		3,405
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of ($722)				1,365	1,365
Change in fair value of cash flow hedge, net of tax of $7				11	11
Total comprehensive income					1,376

Stock options exercised	87,963	1,653			1,653
Stock repurchased	(235,263)	(350)	(6,086)		(6,436)
Stock compensation expense		195			195
Tax benefit related to exercise of non-qualified stock options		115			115
Cash dividends ($.588 per share)			(2,188)		(2,188)
Balance at September 30, 2006	3,668,357	$16,765	$54,854	$(461)	$71,158

See notes to condensed consolidated financial statements

HOME FEDERAL BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended
(unaudited)	September 30,
	2007	2006
Cash Flows From / (Used in) Operating Activities:
Net income	$4,481	$3,405
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,219	(2,022)
Provision for loan losses	789	533
Stock based compensation expense	98	-
Benefit for deferred income taxes	(414)	-
Net gain from sale of loans	(1,107)	(1,065)
Loss from sale of investment securities	-	1,956
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(62)	54
Loan fees deferred (recognized), net	87	(368)
Proceeds from sale of loans held for sale	71,178	70,843
Origination of loans held for sale	(69,723)	(70,805)
Decrease in accrued interest and other assets	2,295	2,347
Decrease in accured taxes, interest and expense and other liabilities	(1,645)	(757)
Net Cash From Operating Activities	7,196	4,121

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(26,594)	(63,318)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	10	77
Securities available for sale	2,492	24,266
Sales of:
Securities available for sale	3,205	66,842
Real estate owned and other asset sales	523	529
Federal Home Loan Bank stock	-	958
Purchases of:
Loans	(16,521)	(9,707)
Securities available for sale	(9,927)	(58,170)
Repayment of (investment in) joint ventures	10	512
(Acquisition)/sale of property and equipment	747	(857)
Net Cash Used In Investing Activities	(46,055)	(38,868)

Cash Flows From / (Used In) Financing Activities:
Net increase (decrease) in deposits	(39,180)	47,582
Proceeds from advances from FHLB	20,000	35,000
Repayment of advances from FHLB	(4,968)	(46,966)
Repayment of senior debt	-	(14,242)
Proceeds from junior subordinate debt	-	15,000
Net borrowing of overnight borrowings	162	81
Tax benefit related to stock based awards	321	-
Common stock options exercised	3,259	1,653
Repurchase of common stock	(8,523)	(6,436)
Payment of dividends on common stock	(2,128)	(2,188)
Net Cash From / (Used In) Financing Activities	(31,057)	29,484

NET DECREASE IN CASH AND CASH EQUIVALENTS	(69,916)	(5,263)
Cash and cash equivalents, beginning of period	106,063	53,736
Cash and Cash Equivalents, End of Period	$36,147	$48,473

Supplemental Information:
Cash paid for interest	$20,653	$17,721
Cash paid for income taxes	$3,942	$2,380
Assets acquired through foreclosure	$477	$691
Acquisition of broker dealer within accounts payable	$200	$-
Dividends payable	$692	$-
See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Home Federal Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and HomeFederal Bank (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at September 30, 2007, and for the three and nine months ended September 30, 2007 and 2006, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic EPS:
Weighted average common shares	3,457,603	3,679,793	3,512,479	3,729,047

Diluted EPS:
Weighted average common shares	3,457,603	3,679,793	3,512,479	3,729,047
Dilutive effect of stock options	61,020	88,192	80,205	91,374
Weighted average common and incremental shares	3,518,623	3,767,985	3,592,684	3,820,421

Weighted average anti-dilutive options	40,317	30,317	14,722	54,372

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the nine month periods ended September 30, 2007 and 2006. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Nine months ended September 30, 2007
Unrealized gains/(losses) from securities available for sale	$89	$(31)	$58	$(446)	$159	$(287)
Supplemental Retirement Plan obligations adjustments	-	-	-	(980)	388	(592)
Total accumulated other Comprehensive income/(loss)	$89	$(31)	$58	$(1,426)	$547	$(879)

Nine months ended September 30, 2006
Unrealized (losses)/gains from securities held for sale	$131	$(96)	$35	$(709)	$248	$(461)
Reclassification adjustment for losses in net income	1,956	(626)	1,330	-	-	-
Unrealized (losses)/gains from cash flow hedge	18	(7)	11	-	-	-
Total accumulated other Comprehensive income/(loss)	$2,105	$(729)	$1,376	$(709)	$248	$(461)

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

5. Junior Subordinated Debt
On September 15, 2006, the Company issued junior subordinated debt securities that will mature in 30 years and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum.  Interest on the junior subordinated debt securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15. Home Federal may redeem the junior subordinated debt securities, in whole or in part, without penalty, on or after September 15, 2011.  The junior subordinated debt qualifies as Tier I capital.

6. Pension and Other Retirement Benefit Plans
The Company participates in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  However, as of June 30, 2006, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits.  The Company recorded contribution liability/expenses of $900,000 and $1,049,000 for the nine months ended September 30, 2007, and 2006, respectively.  No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2007 and 2006, respectively.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and nine months ended September 30, 2007 and 2006, is estimated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2007	2006	2007	2006

Service cost	$25	$25	$74	$75
Interest cost	56	49	167	148
Amortization of prior service cost	14	13	41	40
Amortization of actuarial(gains)/losses	10	2	29	5

Net periodic pension cost	$105	$89	$311	$268

The Bank previously disclosed in its financial statements for the year ended December 31, 2006, that it expected to pay benefits of $219,000 in 2007.  As of September 30, 2007, the Bank has paid $164,000 in benefits and presently anticipates paying an additional $55,000 in fiscal 2007.

7. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards (SFAS), No. 142, “Goodwill and Other Intangible Assets,” the Company annually, as of September 30th, evaluates goodwill for impairment.  Management determined that there was no impairment charge resulting from its annual impairment test.

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

8. Repurchases of Company Stock
During the nine months ended September 30, 2007, the Company repurchased 293,327 shares at an average price of $29.06.  On April 24, 2007, the Board of directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of September 30, 2007, there are 95,226 shares remaining to be repurchased under this program.

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

10. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced for others if they become delinquent as defined by various agreements.  At September 30, 2007 and December 31, 2006, these contingent obligations were approximately $2.6 million and $9.3 million, respectively.  Management believes it is remote, that as of September 30, 2007, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

11. New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statement No. 133 and 140.” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and No. 140 as well as resolves issues addressed in Statement No. 133 Implementation Issue No. D1, “Application of Statement No. 133 to Beneficial Interests in Securitized Financial Assets.” Specifically, this Statement: i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement No. 133; iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and v) amends Statement No. 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. Management has determined the adoption of this Statement did not have a material effect on the Company’s consolidated financial statements.

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

The Company files income tax returns in the United States (“U.S.”), federal and state of Indiana jurisdictions.  The Company is no longer subject to U. S. federal and the state of Indiana tax examinations for years prior to 2004.  Management does not believe there will be any material changes in our recognized tax positions over the next 12 months.

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

Home Federal Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of HomeFederal Bank (the "Bank").  The business of the Bank and, therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana.  The Bank does business through 19 full service banking branches.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 30 through 35 of the Company’s annual report on Form 10K for the year ended December 31, 2006.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within noninterest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity.  A decline in value that is considered to be other-than-temporary is recorded as a loss within noninterest income in the consolidated statements of income. At September 30, 2007, the unrealized losses in the available-for-sale security portfolio were primarily comprised of corporate bonds, municipal bonds, agency mortgage-backed securities and collateralized mortgage obligations and agency bonds. Management believes the price movements in these securities are a result of the movement in market interest rates. Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2007 Compared to Quarter Ended September 30, 2006

General
The Company reported net income of $1,701,000 for the quarter ended September 30, 2007, compared to $341,000 for the quarter ended September 30, 2006, an increase of $1,360,000.  Basic earnings per common share for the current quarter were $0.49 compared to $0.09 for the quarter ended September 30, 2006.  Diluted earnings per common share were $0.48 for the quarter ended September 30, 2007, compared to $0.09 for the quarter ended September 30, 2006.   The Company’s net income for the third quarter of 2006 included a pre-tax loss of $1,956,000 resulting from the sale of approximately $65.5 million of investment securities.  The after tax impact of the loss on sale of investment securities on third quarter earnings was approximately $1,330,000 or $0.35 diluted earnings per common share.

Net Interest Income
Net interest income before provision for loan losses increased $567,000 or 8.9% for the quarter ended September 30, 2007, compared to the quarter ended September 30, 2006.  This increase was due to an increase in net interest margin to average interest earning assets of 28 basis points to 3.51%, as the rates earned on interest earning assets rose faster than rates paid on interest bearing liabilities during the third quarter.  Average interest earning assets increased $1,388,000 in the third quarter of 2007 compared to the same quarter of the prior year.  Average interest bearing liabilities decreased $3,134,000 in the third quarter of 2007, compared to the same quarter of the prior year.

Provision for Loan Losses
The provision for loan losses increased $90,000 for the quarter ended September 30, 2007 to $286,000 compared to $196,000 for the quarter ended September 30, 2006.  Net charge offs were $53,000 for the third quarter representing an annualized net charge off ratio of 0.03% compared to net charge offs of $457,000 representing an annualized net charge off ratio of 0.27% for the third quarter of 2006.   While net charge offs have remained at relatively low levels, the provision for loan losses was increased during the quarter as non performing loans have increased during the year, as well as an increase in consumer delinquencies.  The increase in nonperforming loans is due to two large commercial relationships - one $3.1 million relationship designated as non-accrual in the second quarter and another $3 million relationship that was classified as non-accrual in the third quarter.   The $3.1 million commercial relationship is secured by accounts receivable inventory and facilities.  The other $3 million commercial relationship is a residential land development loan which is secured by the underlying collateral.   At September 30, 2007, the loan loss allowance covered 58% of nonperforming loans compared to 171% of non performing loans at September 30, 2006

The allowance for loan losses increased $233,000 during the third quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans and an increase in consumer loan delinquencies.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month period ended September 30, 2007 and 2006 is as follows:

Quarter ended September 30: (in thousands)	2007	2006

Allowance beginning balance	$6,524	$6,718
Provision for loan losses	286	196
Charge-offs	(169)	(621)
Recoveries	116	164
Allowance ending balance	$6,757	$6,457

Allowance to Total Loans	.92%	.93%
Allowance to Nonperforming Loans	.58%	171%

Net interest income after provision for loan losses increased $477,000 or 7.7% for the three month period ended September 30, 2007 compared to the three month period ended September 30, 2006.

Interest Income
Total interest income for the three month period ended September 30, 2007, increased $1,066,000, or 8.2%, over the same period of the prior year.  This increase is due to the weighted average interest rate earned on average interest earning assets increasing 53 basis points in the quarter ended September 30, 2007, as compared to the quarter ended September 30, 2006.  The increase in interest rates was primarily due to the changing mix of the balance sheet as the average balance of higher yielding commercial and commercial mortgage loans increased $57,124,000 and $24,564,000 respectively, for the three month period ended September 30, 2007 as compared to the three month period ended September 30, 2006, average balances of while lower yielding available for sale securities and residential mortgage loans decreased $52,533,000 and $18,918,000, respectively, over the same two comparative periods.

Interest Expense
Total interest expense for the three month period ended September 30, 2007 increased $499,000, or 7.6%, as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities increased 27 basis points, from the September 2006 quarter to the September 2007 quarter.  The increase in rates paid on interest bearing liabilities relates to the shifting mix of interest bearing liabilities.   Certificates of deposits increased $26.1 million in average balances for the two comparative quarters, while average balance of higher costing brokered deposits, public fund certificate of deposits and FHLB advances decreased $12.3 million, $6.8 million and $4.6 million, respectively.  The average rate paid for retail certificates of deposits increased 54 basis points over the same period as the Bank has run promotional specials to attract retail deposit funds which are priced 12 to 24 basis points lower than wholesale funding alternatives.

Non Interest Income
Total non interest income increased $2,172,000 to $3,344,000 for the quarter.  The Company’s non interest income for the 2006 third quarter included a nonrecurring pre-tax loss of $1,956,000 resulting from the sale of approximately $65.5 million of investment securities.  Investment advisory services fees increased $181,000 or 57.1% for the three month period ended September 30, 2007 over the prior years comparable period as the Company continues to expand its brokerage business.  In June 2007, the Company purchased a book of business in Greenwood from an independent broker.  Loan servicing income for the three months ended September 30, 2007 decreased $106,000 or 44.9% compared to the same period a year ago due to the sale of the Company’s servicing portfolio in December 2006.

Non Interest Expenses
Non interest expenses increased $469,000 or 6.8% to $7,357,000 for the quarter.  The primary reason for this  increase was a $373,000 increase in compensation and employee benefits.   In the third quarter of 2006 the Company reduced its vacation accrual $260,000 pursuant to a change in vacation policy.  Other items which affected the increase in compensation and employee benefits relate primarily to increased incentive plan expenses as a result of commercial loan growth and increased investment advisory service fees.

Taxes
The effective tax rate for the quarters ended September 30, 2007 and September 30, 2006, was 36.1% and 29.4%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Prior to September 1, 2006, state income tax expense for the Company did not include the Company’s Nevada subsidiary, Home Investment Inc., as the subsidiary did not have nexus with the state of Indiana before that date.  The current three month period ended September 30, 2007, includes $1,678,000 of pretax income from the Nevada subsidiary.   In the third quarter of 2006, July and August income of $504,000 was excluded from Indiana income tax, while the loss on securities sale which created nexus with the state of Indiana was included in calculating income tax.

RESULTS OF OPERATIONS:
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006

General
The Company reported net income of $4,481,000 for the nine months ended September 30, 2007, compared to $3,405,000 for the nine months ended September, 2006, an increase of $1,076,000.  Basic earnings per common share for the nine months ended September 30, 2007 were $1.28 compared to $.91 for the nine months ended September 30, 2006.  Diluted earnings per common share were $1.25 for the nine months ended September 30, 2007, compared to $0.89 for the nine months ended September 30, 2006. The Company had various nonrecurring items occurring in both nine month periods ended September 30, 2007 and 2006.  For the nine months ended September 30, 2007 these include a pre-tax charge of $788,000 resulting from expenses associated with the February 16, 2007, separation agreement with an executive vice president of the Bank and the Company, as well as a $200,000 write down taken in the second quarter of 2007, to reduce to zero, the book value of a building the Company donated to a local non profit organization.  Nonrecurring items which occurred in the nine month period ended September 2006 include the previously mentioned pretax loss on securities sale of $1,956,000 and $260,000 increase to income related to the vacation accrual policy change.

Net Interest Income
Net interest income before provision for loan losses increased $1,649,000 or 8.7% for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.  This increase was due to an increase in net interest margin to average interest earning assets of 19 basis points to 3.47%, as both the balances and rates earned on interest earning assets rose faster than the balances and rates paid on interest bearing liabilities during the nine month period.   Average interest earning assets and interest bearing liabilities increased in the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006 of the prior year by $20,146,000 and $14,312,000, respectively.

Provision for Loan Losses
The provision for loan losses was $789,000 for the nine months ended September 30, 2007, an increase of $256,000, compared to the nine months ended September 30, 2006.  Net charge offs were $630,000 for the nine months ended September 30, 2007 representing an annualized net charge off ratio of 0.12% compared to net charge offs of $829,000 representing an annualized net charge off ratio of 0.17% for the nine months ended September 30, 2006.  The increase in the provision for loan losses for the year was due to an increase in nonperforming loans, an increase in consumer delinquencies and portfolio loan growth during the period.

The increase in the provision for loan losses for the year resulted in an increase of $159,000 in the allowance for loan losses.  At September 30, 2007, the loan loss allowance covered .58% of nonperforming loans.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the nine months ended September 30, 2007 and 2006 is as follows:

Nine months ended September 30: (in thousands)	2007	2006

Allowance beginning balance	$6,598	$6,753
Provision for loan losses	789	533
Charge-offs	(1,012)	(1,039)
Recoveries	382	210
Allowance ending balance	$6,757	$6,457

Allowance to Total Loans	.92%	.93%
Allowance to Nonperforming Loans	.58%	170.7%

Net interest income after provision for loan losses increased $1,393,000 or 7.6% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Interest Income
Total interest income for the nine months ended September30, 2007, increased $4,517,000, or 12.3%, over the same period of the prior year.  This increase is primarily the result of two factors: 1) the weighted average interest rate earned on average interest earning assets increased 60 basis points for the nine months ended September30, 2007, as compared to the nine months ended September30, 2006 and 2) the average balance of interest earning assets increased $20,146,000 over the same period.  The increase in interest rates was primarily due to the changing mix of the balance sheet as the average balance of higher yielding commercial, commercial mortgage and second and home equity loans increased $58,174,000, $24,852,000 and $7,264,000 respectively, for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, while average balances of lower yielding available for sale securities and residential mortgage loans decreased $58,924,000 and $13,130,000 respectively, over the same two comparative periods.

Interest Expense
Total interest expense for the nine months ended September 30, 2007 increased $2,868,000, or 16.2%, as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities increased 44 basis points, from the September 2006nine month period to the September 2007nine month period.  The increase in weighted average interest rates paid on retail certificates of deposits increased approximately 75 basis points, while average balances increased $31,153,000.  Average balances of brokered deposits, public funds certificates of deposit and FHLB advances decreased $7,313,000, $7,128,000 and $11,914,000, respectively.

Non Interest Income
Total non interest income increased $2,255,000 or 31.3% to $9,467,000 for the nine months ended September 30, 2007.   The pre-tax loss of $1,956,000 resulting from the sale of approximately $65.5 million of investment securities in 2006 was the primary reason for the increase in non interest income.    Other increases included deposit fee income which increased $401,000 or 9.0% for the nine months ended September 30, 2007, due to an overdraft privilege program introduced by the Company in March 2006, as well as an increasing number of demand and commercial checking accounts.  The Company’s average number of demand accounts and commercial checking accounts increased approximately 212 and 234, respectively, in the nine month period ended September 30, 2007 compared to the nine month period ended September 30, 2006. Investment advisory services fees increased $350,000 or 33.9% over the prior year due to the Company adding an additional broker in both June and July of 2006, as well as the purchase of a brokerage book of business in June 2007.  The Company sold its loan servicing portfolio in December of 2006.  In the first nine months of 2006, the Company recorded $298,000 in loan servicing income from the recovery of an impairment charge related to mortgage servicing rights.  Both of these factors resulted in loan servicing income decreasing $586,000 in the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006.

Non Interest Expenses
Non interest expenses increased $1,816,000 or 8.8% to $22,458,000 for the nine months ended September 30, 2007.  Compensation and employee benefits expense increased $567,000 or 4.8% for the nine months ended September 30, 2007.  The Company reduced its vacation accrual $260,000 pursuant to a change in vacation policy in the third quarter of 2006.  Compensation and employee benefits expense also increased due to additional salary and incentive expense for the new commercial lenders in Indianapolis and related support staff and normal annual salary increases.   These increases were mitigated by the reduction in compensation expense attained through a reorganization of the Company, which occurred in the second half of the first quarter, allowing the Company to operate effectively with fewer personnel in other areas.

Occupancy expenses increased $109,000 or 3.8% due primarily to the rent associated with the new Indianapolis office.  Marketing expense decreased $217,000 over the nine months ended September 30, 2007.  The Company anticipates marketing expenses for 2007 to be approximately equal to 2006; however, the timing of when these amounts will be incurred as compared to the prior year will fluctuate.  Miscellaneous expense increased $1,265,000 for the nine months ended September 30, 2007 due to a first quarter charge associated with a separation agreement with a former executive vice president of the Bank and the Company of $788,000, as well as the  $200,000 write down associated with the building donation.  Other non interest expense increases included $100,000 in professional fees primarily due to additional legal and accounting expenses incurred to address new proxy disclosure requirements and new accounting pronouncements.

Taxes
The effective tax rate for the nine month periods ended September 30, 2007 and September 30, 2006, is 34.5% and 32.0%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Prior to September 1, 2006, state income tax expense for the Company did not include the Company’s Nevada subsidiary, Home Investment Inc., as the subsidiary did not have nexus with the state of Indiana before that date. Home Investment Inc.’s pretax income for the eight month period ended August 31, 2006, before nexus was established, was approximately $2,685,000. The month of September 2006 pretax loss was approximately $1,462,762 due to the securities sale.  The current nine month period ended September 30, 2007, includes $1,643,000 of pretax income from the Nevada subsidiary.  Additionally, in the current nine month period the Company received a federal tax benefit for the donation of a building held for investment to a local non profit organization.

Asset Quality
Nonperforming assets to total assets increased to 1.35% at September 30, 2007 from 0.46% at December 31, 2006.  Nonperforming loans to total gross loans increased to 1.59% at September 30, 2007 from 0.54% at December 31, 2006. The increase in nonperforming assets and non performing loans was due primarily to two commercial relationships that moved to non-accrual status totaling approximately $6.1 million.  One commercial loan of $3.1 million is secured by accounts receivable inventory and facilities.  The other $3 million commercial relationship is a residential land development loan which is secured by the underlying collateral.  The allowance for loan losses increased to $6,757,000 as of September 30, 2007 compared to $6,598,000 at December 31, 2006.  The ratio of the allowance for loan losses to total loans was 0.92% at September 30, 2007.  During the nine month period ended September 30, 2007 the Company’s loan portfolio increased $42,398,000 primarily through $65,566,000 of growth in the commercial and commercial mortgage loans being offset by decreases of $17,940,000 in residential mortgages and $5,440,000 in other consumer loans.  The growth in commercial loans was the primary contributor to the decrease in the ratio of allowance to total loans.  Although commercial lending generally carries more risk the allowance for loan losses that corresponds to the recent commercial loan growth is consistent with the current risk grades on the individual relationships.  Management’s analysis of the unallocated portion of the allowance remains consistent with the prior quarter as no major changes were noted in the Indianapolis commercial market or the Company’s other major markets.

FINANCIAL CONDITION:
Total assets as of September 30, 2007, were $876,602,000, which was a decrease of $27,865,000 from December 31, 2006, total assets of $904,467,000.  Changes within the various balance sheet categories included a $69,916,000 decrease in cash and due from banks.  Cash and due from banks was unusually high at the end of the prior year due to large deposits made by public fund customers at year end, which were subsequently withdrawn as public fund checking deposit balances decreased $47,579,000.  Certificates of deposits increased $14,601,000 as the Company ran promotions to attract this funding.  Another use of cash was the funding of commercial loans.  Total loans increased $42,398,000 with the increase in commercial loans being offset by a decrease in residential mortgage loans of $17,940,000.  The decrease in residential mortgage loans reflects the Company’s current practice of selling the majority of its residential loan originations.  Additional decreases occurred in consumer loans of $5,440,000.  The majority of the decrease in consumer loans relates to the Company’s decision in 2006 to no longer originate indirect auto loans.  Brokered deposits declined $13,158,000 due to maturities.  FHLB borrowings increased $15,032,000.  The Company from time to time takes advantage of attractive pricing on FHLB borrowings to replace other funding sources or provide for anticipated funding needs.

Bank premises and equipment decreased $1,919,000 to $15,313,000 as of September 30, 2007.  This decrease is the result of a sale leaseback transaction completed by the Company in the third quarter of 2007.  The Company sold four retail branch buildings and entered into operating leases with the buyer.  The gain on sale of these buildings, which totaled approximately $2.0 million, was deferred and will be amortized over the life of the leases.  The proceeds from the sale will be used to fund commercial loan growth.

Shareholders' equity decreased $2,401,000 during the first nine months of 2007.  Retained earnings increased $4,481,000 from net income and decreased $2,095,000 for shareholder dividends and $8,086,000 from stock buy backs.  Common stock increased $3,259,000 from the exercise of common stock options, $321,000 from the related tax benefit of disqualifying dispositions of such options, and $98,000 from recognition of compensation expense associated with vesting of stock options.  Common stock decreased $437,000 from stock buy backs.  Additionally, the Company had other comprehensive gain from unrealized gains in its securities available for sale portfolio, net of tax, of $58,000 for the nine months ended September 30, 2007.

At September 30, 2007, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007
Total risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$86,560	11.07%	$62,580	8.0%	$78,225	10.0%
Home Federal Bancorp Consolidated	$89,419	11.42%	$62,664	8.0%	$78,330	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
HomeFederal Bank	$79,803	10.20%	$31,290	4.0%	$46,935	6.0%
Home Federal Bancorp Consolidated	$82,662	10.55%	$31,332	4.0%	$46,998	6.0%
Tier 1 leverage capital
(to average assets)
HomeFederal Bank	$79,803	9.17%	$34,810	4.0%	$43,513	5.0%
Home Federal Bancorp Consolidated	$82,662	9.48%	$34,860	4.0%	$43,576	5.0%

Capital Resources
Tier I capital consists principally of shareholders’ equity including Tier I qualifying junior subordinated debt, but excluding unrealized gains and losses on securities available-for-sale, less goodwill and certain other intangibles. Tier II capital consists of general allowances for loan losses, subject to limitations. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics. Average assets for this purpose does not include goodwill and any other intangible assets that the Federal Reserve Board determines should be deducted from Tier I capital.

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2007, the Bank had $83,699,000 in such borrowings.  In addition, at September 30, 2007, the Bank had commitments to purchase loans of $12,909,000, as well as commitments to fund loan originations of $45,877,000, unused home equity lines of credit of $46,626,000 and unused commercial lines of credit of $64,383,000, as well as commitments to sell loans of $42,710,000. Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended September 30, 2007 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2006. The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continues to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

N/A

Item 1A. Risk Factors

There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended September 30, 2007.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2007	10,000	$28.66	10,000	102,726
August 2007	7,500	$27.85	7,500	95,226
September 2007	-	$-	-	95,226
Third Quarter	17,500	$28.31	17,500	95,226

(1)       April 24, 2007, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

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

                                                        Home Federal Bancorp

Date:	November 08, 2007
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer