Form 10-K
period 2007-12-31
HOME FEDERAL BANCORP
filed 2008-03-17
CIK 867493

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

                      For the fiscal year ended December 31, 2007

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

                        Title of each class:                              Name of each exchange on which registered:
                          Common Stock                                       The NASDAQ Stock Market LLC

                                     Securities registered pursuant to Section 12(g) of the Act:

                                                                                  None

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]     Accelerated filer [X]     Non-accelerated filer [  ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [  ]                      NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2007, was $89.5 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 7, 2008, was 3,358,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2007, are incorporated into Part II.  Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 22, 2008, are incorporated into Part I and Part III.

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

PART I
Item 1.                      Business

General

Home Federal Bancorp (the "Company" or "HFB") is an Indiana corporation organized as a bank holding company authorized to engage in activities permissible for a financial holding company.  The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Indiana Bank and Trust Company (the “Bank”).

Indiana Bank and Trust Company began operations in Seymour, Indiana under the name New Building and Loan Association in 1908.  The Bank received its federal charter and changed its name to Home Federal Savings and Loan Association in 1950.  On November 9, 1983, Home Federal Savings and Loan Association became a federal savings bank and its name was changed to Home Federal Savings Bank. On January 14, 1988, Home Federal Savings Bank converted to stock form and on March 1, 1993, Home Federal Savings Bank reorganized by converting each outstanding share of its common stock into one share of common stock of the Company, thereby causing the Company to be the holding company of Home Federal Savings Bank.  On December 31, 2001 the Bank, a member of the Federal Reserve System, completed a charter conversion to an Indiana commercial bank.  On September 24, 2002, the Company announced a change in its fiscal year end from June 30 to December 31.  On October 22, 2002, Home Federal Savings Bank changed its name to HomeFederal Bank.

On March 1, 2008, HomeFederal Bank changed its name to Indiana Bank and Trust Company.  The Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, nineteen full service branches located in south central Indiana and the STAR network of automated teller machines at fourteen locations in Seymour, Columbus, North Vernon, Salem, Madison, Batesville, Edinburgh, Greensburg, Greenwood and Indianapolis.  As a result, the Bank serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur, Marion, Johnson and Washington Counties in Indiana.  The Bank also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

Online banking and telephone banking are also available to the Bank customers.  Online Banking services, including Online Bill Payment, are accessed through the Company’s website, www.myindianabank.com.  In addition to online banking services, the Company also makes available, free of charge at the website, the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC.  The information on the Company’s website is not incorporated into this Form 10-K.

Management analyzes the operation of Home Federal Bancorp assuming one operating segment, community banking services.  The Bank directly, and through its subsidiaries indirectly, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) full-service securities brokerage services; (v) consumer loans; (vi) debit cards; (vii) business credit cards; (viii) annuity and life insurance products; (ix) Individual Retirement Accounts and Keogh plans; (x) commercial loans; (xi) trust services: and (xii) commercial demand deposit accounts.

The Bank’s primary source of revenue is interest from lending activities.  Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships.  These loans constituted 53.3% of the Bank’s loans at December 31, 2007.  The Bank also originates one-to-four family residential loans, the majority of which are sold servicing released.  At December 31, 2007, one-to-four family residential loans were 16.6% of the Bank’s lending portfolio.  In addition, the Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans.  At December 31, 2007, approximately 17.4% of its loans were consumer-related loans.  The Bank also makes construction loans, which constituted 12.4% of the Bank's loans at December 31, 2007.

Loan Portfolio Data

   The following two tables set forth the composition of the Bank’s loan portfolio by loan type and security type as of the dates indicated.  The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2007		Dec 31, 2006		Dec 31, 2005		Dec 31, 2004		Dec 31, 2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN				(Dollars in Thousands)
First mortgage loans:
One-to-four family residential loans	$124,088	16.6%	$150,639	22.0%	$162,212	26.3%	$172,479	27.1%	$178,276	27.9%
Commercial and multi family	192,104	25.6%	183,288	26.9%	177,748	28.9%	180,165	28.2%	171,361	26.8%
Loans on property under construction	92,982	12.4%	58,013	8.5%	44,321	7.2%	61,907	9.7%	72,172	11.3%
Loans on unimproved acreage	2,342	0.3%	1,496	0.2%	1,615	0.3%	2,730	0.4%	3,201	0.5%
Second mortgage, home equity	103,560	13.8%	102,713	15.1%	87,893	14.3%	80,346	12.6%	80,044	12.6%
Commercial loans	207,590	27.7%	151,781	22.2%	105,825	17.2%	105,494	16.5%	99,099	15.5%
Consumer loans	4,011	0.5%	3,949	0.6%	3,988	0.6%	4,159	0.7%	4,235	0.7%
Auto loans	20,609	2.7%	26,356	3.9%	27,335	4.4%	24,921	3.9%	23,244	3.6%
Mobile home loans	1,258	0.2%	1,806	0.3%	2,537	0.4%	3,289	0.5%	4,365	0.7%
Savings accounts loans	1,467	0.2%	2,372	0.3%	2,266	0.4%	2,340	0.4%	2,736	0.4%
Gross loans receivable	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%	$637,830	100. %	$638,733	100.0%

Type of Security
Residential:
One-to-four family	$245,015	32.7%	$267,623	39.2%	$265,322	43.1%	$267,998	42.0%	$273,203	42.8%
Multi-dwelling units	19,597	2.6%	18,621	2.7%	19,612	3.2%	27,018	4.2%	22,034	3.4%
Commercial real estate	248,122	33.1%	208,409	30.6%	187,240	30.4%	199,881	31.4%	206,616	32.4%
Commercial	207,590	27.7%	151,781	22.2%	105,825	17.2%	105,494	16.5%	99,099	15.5%
Mobile home	1,258	0.2%	1,806	0.3%	2,537	0.4%	3,289	0.5%	4,365	0.7%
Savings account	1,467	0.2%	2,372	0.3%	2,266	0.4%	2,340	0.4%	2,736	0.4%
Auto	20,609	2.7%	26,356	3.9%	27,335	4.4%	24,921	3.9%	23,244	3.6%
Other consumer	4,011	0.5%	3,949	0.6%	3,988	0.6%	4,159	0.7%	4,235	0.7%
Land acquisition	2,342	0.3%	1,496	0.2%	1,615	0.3%	2,730	0.4%	3,201	0.5%
Gross loans receivable	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%	$637,830	100. %	$638,733	100.0%

Loans Receivable-Net
Gross loans receivable	$750,011	101.0%	$682,413	101.0%	$615,740	101.1%	$637,830	101.3%	$638,733	101.3%
Deduct:
Unearned income	(165)	0.0%	(153)	0.0%	(299)	0.0%	(476)	-0.1%	(555)	-0.1%
Allowance for loan losses	(6,972)	-1.0%	(6,598)	-1.0%	(6,753)	-1.1%	(7,864)	-1.2%	(7,506)	-1.2%
Net loans receivable	$742,874	100.0%	$675,662	100.0%	$608,688	100.0%	$629,490	100.0%	$630,672	100.0%

The following tables summarize the contractual maturities for the Bank’s loan portfolio (including participations) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2011	2013	2018	2022
	At Dec 31,				To	to	to	and
	2007	2008	2009	2010	2012	2017	2022	thereafter
Real estate	$318,534	$10,629	$8,548	$7,991	$29,702	$129,240	$27,110	$105,314
Construction loans	92,982	38,057	14,261	8,052	4,275	962	15,555	11,820
Commercial loans	207,590	110,969	23,142	20,041	23,048	28,576	1,745	69
Other loans	130,905	9,649	5,676	6,899	16,231	40,377	16,262	35,811
Total	$750,011	$169,304	$51,627	$42,983	$73,256	$199,155	$60,672	$153,014

Interest Rate Sensitivity:
	Due After December 31, 2008
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$27,249	$280,656
Construction loans	2,814	52,111
Commercial loans	39,040	57,581
Other Loans	86,348	34,908
Total	$155,451	$425,256

Residential Mortgage Loans

The Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments.  Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index.  The Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.  The residential mortgage loans included in the Bank’s portfolio are primarily conventional loans.  As of December 31, 2007 $142.5 million, or 19.0%, of the Bank's total loan portfolio consisted of residential first mortgage loans, $124.1 million, or 16.6%, of which were secured by one-to-four family homes.

Many of the residential mortgage loans currently offered by the Bank have adjustable rates. These loans generally have interest rates that adjust (up or down) annually, with maximum rates that vary depending upon when the loans are written and contractual floors and ceilings. The adjustment for the majority of these loans is currently based upon the weekly average of the one-year Treasury constant maturity rate.

The rates offered on the Bank's adjustable-rate and fixed-rate residential mortgage loans are competitive with the rates offered by other financial institutions in its south central and central Indiana market area.

Although the Bank's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancing, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.

All of the residential mortgages the Bank currently originates include "due on sale" clauses, which give the Bank the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.  The Bank utilizes the due on sale clause as a means of protecting the funds loaned by insuring payoff on sale of the property collateralizing the loan.

Under applicable banking policies, the Bank must establish loan-to-value ratios consistent with supervisory loan-to-value limits.  The supervisory limits are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property.  Multi-family construction includes condominiums and cooperatives.  A loan-to-value limit has been established at 100% total loan-to-value for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property.  However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.  The Board of Directors of the Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors.  The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital.  Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital.  As of December 31, 2007, the Bank was in compliance with the above limits.

Commercial Mortgage Loans

At December 31, 2007, 35.9% of the Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate.  Commercial construction loans were 10.1% of the total loan portfolio.  These properties consisted primarily of condominiums, apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and require an 85% loan-to-value ratio. Commitments for these loans in excess of $5.0 million must be approved in advance by the Bank’s Board of Directors.  The largest such loan as of December 31, 2007 had a balance of $3.4 million.  At that date, all of the Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

Generally, commercial mortgage loans involve greater risk to the Bank than residential loans.  Commercial mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers.  In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the general economy.

Construction Loans

The Bank offers conventional short-term construction loans.  At December 31, 2007, 12.4% of the Bank's total loan portfolio consisted of construction loans.  Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property.  Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.  Construction normally must be completed in six to nine months for residential loans.  The largest such loan on December 31, 2007 was $9.3 million.

Consumer Loans

        Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $130.9 million on December 31, 2007 or approximately 17.4% of the Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable- rate line of credit loans.  The Bank's minimum for such loans is $5,000. The Bank will loan up to 100% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s).  As of December 31, 2007, the Bank had $61.9 million of second mortgage loans, which equaled 8.2% of its total loan portfolio.  The Bank markets home equity credit lines, which are adjustable-rate loans.  As of December 31, 2007, the Bank had $41.7 million drawn on its home equity credit lines, or 5.6% of its total loan portfolio, with $44.5 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years.  The vehicles are required to be for personal or family use only.  As of December 31, 2007, $20.6 million, or 2.7%, of the Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2007, $1.3 million, or 0.2%, of the Bank's total loan portfolio consisted of mobile home loans.  Generally, these loans are made for terms of one year for each $1,000 of the sales price, with a maximum term of 15 years.  On new mobile home loans, the Bank permits a loan-to-value ratio of up to 125% of the manufacturer's invoice price plus sales tax or up to 90% of the actual sales price, whichever is lower.  Also, the Bank makes loans for previously occupied mobile homes up to a 90% loan-to-value ratio based upon the actual sales price or value as appraised, whichever is lower.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to the Bank's highest seven-year certificate of deposit rate, whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of December 31, 2007, $1.5 million, or 0.2%, of the Bank's total loan portfolio consisted of savings account loans.

Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are helpful in the Bank's asset/liability management.

Commercial Loans

Collateral for the Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities.  Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and treasury indexes.  Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans.  However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans.  As of December 31, 2007, $207.6 million, or 27.7%, of the Bank's total loan portfolio consisted of commercial loans.

Origination, Purchase and Sale of Loans

The Bank originates residential loans in conformity with standard underwriting criteria of the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Bank (“FHLB”), to assure maximum eligibility for possible resale in the secondary market.  Although the Bank currently has authority to lend anywhere in the United States, it has confined its loan origination activities primarily to the central and south central Indiana area.  The Bank's loan originations are generated primarily from referrals from real estate brokers, builders, developers and existing customers, newspaper, radio and periodical advertising, the internet and walk-in customers.  The Bank's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan and the adequacy of the value of the property that will secure the loan.

The Bank studies the employment, credit history, and information on the historical and projected income and expenses of its individual mortgagors to assess their ability to repay its mortgage loans.  Additionally, the Bank utilizes Freddie Mac's Loan Prospector and Fannie Mae’s Desktop Underwriter as origination, processing, and underwriting tools.  It uses independent appraisers to appraise the property securing its loans.  It requires title insurance evidencing the Bank's valid lien on its mortgaged real estate and a mortgage survey or survey coverage on all first mortgage loans and on other loans when appropriate.  The Bank requires fire and extended coverage insurance in amounts at least equal to the value of the insurable improvements or the principal amount of the loan, whichever is lower.  It may also require flood insurance to protect the property securing its interest.  When private mortgage insurance is required, borrowers must make monthly payments to an escrow account from which the Bank makes disbursements for taxes and insurance.  Otherwise, such escrow arrangements are optional.

The procedure for approval of loans on property under construction is the same as for residential mortgage loans, except that the appraisal obtained evaluates the building plans, construction specifications and estimates of construction costs, in conjunction with the land value.  The Bank also evaluates the feasibility of the construction project and the experience and track record of the builder or developer.

Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

In order to generate loan fee income and recycle funds for additional lending activities, the Bank seeks to sell loans in the secondary market.  Loan sales can enable the Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. The Bank sold $111.9 million of fixed-rate loans in the fiscal year ended December 31, 2007.  The Bank's current lending policy is to sell residential mortgage loans exceeding 10-year maturities.  In addition, when in the opinion of management cash flow demands and asset/liability concerns warrant, the Bank will consider keeping fixed-rate loans with up to 15-year maturities.  Typically the Bank retains adjustable-rate loans that are non salable, non owner occupied, or in construction in its portfolio.  The Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise.  Such purchases can enable the Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses.  Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased.  At December 31, 2007, others serviced approximately 3.1%, or $23.1 million, of the Bank's gross loan portfolio.

The following table shows loan activity for the Bank during the periods indicated:

	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
		(Dollars in Thousands)

Gross loans receivable at beginning of period	$682,413	$615,740	$637,830
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	29,812	43,298	29,598
Commercial	76,255	33,143	39,416
Permanent loans:
Residential	46,189	50,990	50,028
Commercial	34,162	29,598	29,194
Refinancing	33,718	34,762	44,672
Other	2,045	1,197	2,062
Total	221,181	192,988	194,970

Commercial	154,877	127,004	81,800
Consumer	17,384	24,344	27,713
Total loans originated	394,442	344,336	304,483

Loans purchased:
Residential	-	-	-
Other	18,515	11,268	1,720
Total loans originated and purchased	412,957	355,604	306,203

Real estate loans sold	111,948	96,389	97,079
Loan repayments and other deductions	233,411	192,542	231,214
Total loans sold, loan repayments and other deductions	345,359	288,931	328,293

Net loan activity	67,598	66,673	(22,090)
Gross loans receivable at end of period	750,011	682,413	615,740
Unearned Income and Allowance for Loan Losses	(7,137)	(6,751)	(7,052)

Net loans receivable at end of period	$742,874	$675,662	$608,688

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral).  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2007, under the 15% of capital limitation was $12.9 million.  At that date, the highest outstanding balance of loans by the Bank to one borrower and related entities was approximately $12.6 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

The Bank realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services.  The Bank charges origination fees that range from 0% to 1.0% of the loan amount.  The Bank also charges processing fees of $150 to $225, underwriting fees from $0 to $150 and a $125 fee for any loan closed by the Bank personnel.  In addition, the Bank makes discount points available to customers for the purpose of obtaining a discounted interest rate.  The points vary from loan to loan and are quoted on an individual basis.  In accordance with Financial Accounting Standards Board Statement No. 91, Accounting for Non Refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, the Bank amortizes costs and fees associated with originating a loan over the life of the loan as an adjustment to the yield earned on the loan.  Late charges are assessed fifteen days after payment is due.

Non-performing Assets

The Bank assesses late charges on mortgage loans if a payment is not received by the 15th day following its due date.  Any borrower whose payment was not received by this time is mailed a past due notice.  At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific loan service representative.  The loan service representative will attempt to make contact with the customer via a phone call to resolve any problem that might exist.  If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the 25th day following a specific due date.  Between the 30th and 45th day following any due date, or at the time a second payment has become due, if no contact has been made with the customer, a personal visit will be conducted by a Loan Service Department employee to interview the customer and inspect the property to determine the borrower's ability to repay the loan.  Prompt follow up is a goal of the Loan Service Department with any and all delinquencies.

When an advanced stage of delinquency appears (generally around the 60th day of delinquency) and if repayment cannot be expected within a reasonable amount of time, the Bank will make a determination of how to proceed to protect the interests of both the customer and the Bank.  It may be necessary for the borrower to attempt to sell the property at the Bank's request.  If a resolution cannot be arranged, the Bank will consider avenues necessary to obtain title to the property which includes foreclosure and/or accepting a deed-in-lieu of foreclosure, whichever may be most appropriate.  However, the Bank attempts to avoid taking title to the property if at all possible.

The Bank has acquired certain real estate in lieu of foreclosure by acquiring title to the real estate and then reselling it.  The Bank performs an updated title check of the property and, if needed, an appraisal on the property before accepting such deeds.

On December 31, 2007, the Bank held $311,000 of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means.  Such assets are classified as "real estate owned" until sold.  When property is so acquired, it is recorded at the lower of cost or fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned.  Interest accrual ceases on the date of acquisition.  All costs incurred from the acquisition date in maintaining the property are expensed.

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

Continued follow-up in the form of phone calls, letters, and personal visits (when necessary) will be conducted to resolve delinquency.  If a consumer loan delinquency continues and advances to the 60-90 days past due status, a determination will be made by the Bank on how to proceed.  When a consumer loan reaches 90 days past due, the Bank determines the loan-to-value ratio by performing an inspection of the collateral (if any).  The Bank may initiate action to obtain the collateral (if any), or collect the debt through available legal remedies.  Collateral obtained as a result of loan default is retained by the Bank as an asset until sold or otherwise disposed.

The table below sets forth the amounts and categories of the Bank's non-performing assets (non-accrual loans, loans past due 90 days or more, real estate owned and other repossessed assets) for the last five years.  It is the policy of the Bank that all earned but uncollected interest on conventional loans be reviewed monthly to determine if any portion thereof should be classified as uncollectible, for any portion that is due but uncollected for a period in excess of 90 days.  The determination is based upon factors such as the loan amount outstanding as a percentage of the appraised value of the property and the delinquency record of the borrower.

	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004	Dec 31, 2003
Non-performing Assets:
Loans:
Non-accrual	$10,516	$2,852	$3,070	$9,535	$2,499
Past due 90 days or more and still accruing	64	459	456	168	1,130
Restructured loans	874	440	809	3,141	258
Total non-performing loans	11,454	3,751	4,335	12,844	3,887
Real estate owned, net (1)	286	416	266	2,009	1,729
Other repossessed assets, net	25	20	5	10	10
Total non-performing assets (2)	$11,765	$4,187	$4,606	$14,863	$5,626

Total non-performing assets to total assets	1.29%	0.46%	0.54%	1.71%	0.66%

Non-performing loans with uncollected interest	$10,986	$2,935	$3,070	$9,535	$2,521

       (1)  Refers to real estate acquired by the Bank through foreclosure or voluntary deed foreclosure, net of reserve.

       (2)  At December 31, 2007, 20.0% of the Bank’s non-performing assets consisted of residential mortgage loans, 4.0% consisted of home equities/second mortgages, 17.1% consisted of commercial real estate loans, 47.7% consisted of commercial loans, 1.2% consisted of consumer-related loans, 7.4%
             consisted of restructured loans, 1.6% consisted of residential real estate owned, 0.8% consisted of commercial real estate owned and 0.2% consisted of other repossessed assets.

           For the year ended December 31, 2007, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $958,000 compared to actual income recorded of 252,000.  At December 31, 2007, the Bank had approximately $6.8 million in loans that were 30-89 days past due.  Total non-performing assets increased $7.6 million to $11.8 million at December 31, 2007. The increase was primarily the result of two commercial loan relationships totaling $6.1 million which were transferred to non-accrual status during 2007.  One commercial relationship is a manufacturing company in southern Indiana totaling approximately $3.1 million which is secured by real estate, inventory and equipment.  The other commercial relationship is a residential land development loan on the south side of Indianapolis totaling $3.0 million which is secured by partially developed land.  In addition, non-accrual residential mortgage and second and home equity loans increased $647,000 and $266,000, respectively.

Securities

The Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, overnight funds with the FHLB of Indianapolis, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds.  At December 31, 2007, December 31, 2006 and December 31, 2005, the Bank had approximately $84.3 million, $125.0 million and $148.3 million in investments, respectively.

The Bank's investment portfolio is managed by its officers in accordance with an investment policy approved by the Board of Directors.  The Board reviews all transactions and activities in the investment portfolio on a quarterly basis.  The Bank does not purchase corporate debt securities which are not rated in one of the top four investment grade categories by one of several generally recognized independent rating agencies.  The Bank's investment strategy has enabled it to (i) shorten the average term to maturity of its assets, (ii) improve the yield on its investments, (iii) meet federal liquidity requirements and (iv) maintain liquidity at a level that assures the availability of adequate funds.

Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc.  Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc.  Home Investments, Inc’s investment policy mirrors that of the Bank.  At December 31, 2007, of the $84.3 million in consolidated investments owned by the Bank, $55.6 million was held by Home Investments, Inc.

  During the third quarter of 2006, the Company sold $65.5 million of investment securities resulting in a pre-tax loss of $2.0 million.

Source Of  Funds

General

Deposits have traditionally been the primary source of funds of the Bank for use in lending and investment activities.  In addition to deposits, the Bank derives funds from loan amortization, prepayments, borrowings from the FHLB of Indianapolis and income on earning assets.  While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions and levels of competition.  Borrowings may be used to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded activities.  See "-- Borrowings."

Deposits

Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, savings accounts and commercial demand deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.  To attract funds, the Bank may pay higher rates on larger balances within the same maturity class.

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations.  Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits.  Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC.  Under these standards, the Bank would be deemed a well-capitalized institution.  At December 31, 2007 the Bank had $9.2 million in brokered deposits.

An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or (ii) in the market area in which such deposits would otherwise be accepted.

The Bank on a periodic basis establishes interest rates paid, maturity terms, service fees and withdrawal penalties.  Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

The following table sets forth, by nominal interest rate categories, the composition of deposits of the Bank at the dates indicated:

	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$174,152	$186,952	$234,362
2.00% - 2.99%	63,019	10,935	128,498
3.00% - 3.99%	146,480	144,823	168,931
4.00% - 4.99%	164,649	229,021	90,050
5.00% - 5.99%	158,705	154,217	33,787
Over 6.00%	546	1,211	1,711
Total	$707,551	$727,159	$657,339

    The following table sets forth the change in dollar amount of deposits in the various accounts offered by the Bank for the periods indicated.

				DEPOSIT ACTIVITY
				(Dollars in Thousands)
	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2007	Deposits	(Decrease)	2006	Deposits	(Decrease)	2005	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$69,728	9.9%	$(3,076)	$72,804	10.0%	$8,535	$64,269	9.8%	$4,119
Statement savings	37,513	5.3%	(4,197)	41,710	5.7%	(4,304)	46,014	7.0%	(3,821)
Money market savings	185,803	26.3%	20,198	165,605	22.8%	3,255	162,350	24.8%	29,987
Checking	103,624	14.6%	(25,401)	129,025	17.8%	46,034	82,991	12.7%	(5,256)
Total Withdrawable	396,668	56.1%	(12,476)	409,144	56.3%	53,520	355,624	54.3%	25,029

Certificates:
Less than one year	199,324	28.2%	71,436	127,888	17.6%	60,047	67,841	10.3%	12,654
12 to 23 months	15,016	2.1%	(19,693)	34,709	4.7%	(2,487)	37,196	5.7%	(9,361)
24 to 35 months	46,934	6.6%	(25,915)	72,849	10.0%	(20,131)	92,980	14.2%	307
36 to 59 months	7,510	1.1%	(2,574)	10,084	1.4%	(3,969)	14,053	2.1%	(9,570)
60 to 120 months	42,099	5.9%	(30,386)	72,485	10.0%	(15,135)	87,620	13.4%	(3.926)
Total certificate accounts	310,883	43.9%	(7,132)	318,015	43.7%	18,325	299,690	45.7%	(9,896)
Total deposits	$707,551	100.0%	$(19,608)	$727,159	100.0%	$71,845	$655,314	100.0%	$15,133

     The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2007, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2007 have been allocated based upon certain rollover assumptions.

				DEPOSIT MATURITIES
				(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2008	$186	$1,249	$43,381	$83,612	$134,002	$411	$262,841	$84.5%
December 31, 2009	-	-	5,185	19,068	3,745	135	28,133	9.1%
December 31, 2010	-	72	2,884	3,391	446	-	6,793	2.2%
Thereafter	-	-	845	10,147	2,124	-	13,116	4.2%
Total	$186	$1,321	$52,295	$116,218	$140,317	$546	$310,883	$100.0%

    Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of the Bank, excluding $9.2 million, which were from brokered deposits.  The following table provides a maturity breakdown at December 31, 2007, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

		ACCOUNTS GREATER THAN $100,000
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2008	$114	$104	$9,177	$21,580	$40,080	$358	$71,413	$83.3%
December 31, 2009	-	-	514	7,372	2,949	135	10,970	12.8%
December 31, 2010	-	-	189	472	206	-	867	1.0%
Thereafter	-	-	-	1,777	702	-	2,479	2.9%
Total	$114	$104	$9,880	$31,201	$43,937	$493	$85,729	$100.0%

Borrowings

The Bank relies upon advances (borrowings) from the FHLB of Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities.  This facility has historically been the Bank's major source of borrowings.  Advances from the FHLB of Indianapolis are typically secured by the Bank's stock in the FHLB of Indianapolis and a portion of the Bank's mortgage loans.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.  Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2007, the Bank had advances totaling $99.3 million outstanding from the FHLB of Indianapolis.

On September 15, 2006, the Company entered into several agreements providing for the private placement of $15,000,000 of Capital Securities due September 15, 2036 (the “Capital Securities”).  The Capital Securities were issued by the Company’s Delaware trust subsidiary, Home Federal Statutory Trust I (the “Trust”), to Bear, Sterns & Co., Inc. (the “Purchaser”).  The Company bought $464,000 in Common Securities (the “Common Securities”) from the Trust.  The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $15,464,000 in principal amount of Junior Subordinated Debt Securities (the “Debentures”) from the Company pursuant to an Indenture (the “Indenture”) between the Company and LaSalle Bank National Association, as trustee (the “Trustee”).

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

    The Company has a revolving note with LaSalle Bank N.A with an available balance of $17.5 million.  The balance was zero at December 31, 2007.  The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 140 basis points.  Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter.  The assets of the Company collateralized the note.  Under terms of the agreement, the Company was bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Official check overnight remittance	$232	$478	$172
FHLB advances	$31,850	$53,400	$57,053
LaSalle short term borrowings	$985	$-	$-
Average amount of total short-term borrowings outstanding	$23,668	$36,812	$50,695

      The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
FHLB advances:
Amount	$31,850	$9,250	$32,403
Weighted average rate	4.9%	5.0%	5.5%

Subsidiaries and Other Operations

The Bank organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”).  Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to HII.  Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII.  Home Investments Inc.’s, investment policy mirrors that of the Bank.  At December 31, 2007, of the $84.3 million in consolidated investments owned by the Bank, $55.6 million was held by Home Investments, Inc.

The Company owns another corporation organized under Indiana law, HomeFed Financial Corp, (“HFF”).  At December 31, 2007, the Company’s aggregate investment in HFF was $836,000.  HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Holdings, Inc. of New Orleans, Louisiana ("Family Financial").  The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers debt protection programs for the customers of the partners' parent-thrifts and banks, and reinsures some of the risk involved in such programs with other entities, including Family Financial Reinsurance Company, LTD, a nexus – domiciled reinsurer formed by Family Financial.  HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial’s various debt protection policies generated by customers of these partners, and (3) commissions on sales of debt protection policies made to customers.  For the year ended December 31, 2007, the Company had income of $117,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

The Bank is also engaged in full-service securities brokerage services activities through an arrangement with Raymond James Financial Services.  For the year ended December 31, 2007, the Bank received $1,870,000 in commissions from its Raymond James financial activities.

Employees

As of December 31, 2007, the Company employed 257 persons on a full-time basis and 20 persons on a part-time or temporary basis.  None of the Company’s employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

Competition

The Bank operates in south central Indiana and makes almost all of its loans to, and accepts almost all of its deposits from, residents of Bartholomew, Jackson, Jefferson, Jennings, Johnson, Scott, Ripley, Washington, Decatur and Marion counties in Indiana.

The Bank is subject to competition from various financial institutions, including state and national banks, state and federal thrift associations, credit unions and other companies or firms, including brokerage houses, that provide similar services in the areas of the Bank's home and branch offices.  Also, in Seymour, Columbus, North Vernon, Batesville, and the Greenwood area, the Bank must compete with banks and savings institutions in Indianapolis.  To a lesser extent, the Bank competes with financial and other institutions in the market areas surrounding Cincinnati, Ohio and Louisville, Kentucky.  The Bank also competes with money market funds that currently are not subject to reserve requirements, and with insurance companies with respect to its Individual Retirement and annuity accounts.

Under current law, bank holding companies may acquire thrifts.  Thrifts may also acquire banks under federal law.  Affiliations between banks and thrifts based in Indiana have increased the competition faced by the Bank and the Company.  See “Branching and Acquisitions.”

The Gramm-Leach-Bliley Act allows insurers and other financial service companies to acquire banks; removes various restrictions that previously applied to bank holding company ownership of securities firms and mutual fund advisory companies; and establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.  These provisions in the Act may increase the level of competition the Bank faces from securities firms and insurance companies.

     The primary factors influencing competition for deposits are interest rates, service and convenience of office locations.  Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels, and other factors that are not readily predictable.

REGULATION

Both the Company and the Bank operate in highly regulated environments and are subject to supervision, examination and regulation by several governmental regulatory agencies, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), and the Indiana Department of Financial Institutions (the “DFI”).  The laws and regulations established by these agencies are generally intended to protect depositors, not shareholders.  Changes in applicable laws, regulations, governmental policies, income tax laws and accounting principles may have a material effect on the Company’s business and prospects.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.

Home Federal Bancorp

The Bank Holding Company Act.  Because the Company owns all of the outstanding capital stock of the Bank, it is registered as a bank holding company under the federal Bank Holding Company Act of 1956 and is subject to periodic examination by the Federal Reserve and required to file periodic reports of its operations and any additional information that the Federal Reserve may require.

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

The Gramm-Leach Bliley Act of 1999 allows a bank holding company to qualify as a “financial holding company” and, as a result, be permitted to engage in a broader range of activities that are “financial in nature” and in activities that are determined to be incidental or complementary to activities that are financial in nature.  The Gramm-Leach-Bliley Act amends the Bank Holding Company Act of 1956 to include a list of activities that are financial in nature, and the list includes activities such as underwriting, dealing in and making a market in securities, insurance underwriting and agency activities and merchant banking.  The Federal Reserve is authorized to determine other activities that are financial in nature or incidental or complementary to such activities.  The Gramm-Leach-Bliley Act also authorizes banks to engage through financial subsidiaries in certain of the activities permitted for financial holding companies.

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

Source of Strength.  In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so.

Indiana Bank and Trust Company

General Regulatory Supervision.  The Bank as an Indiana commercial bank and a member of the Federal Reserve System is subject to examination by the DFI and the Federal Reserve.  The DFI and the Federal Reserve regulate or monitor virtually all areas of the Bank’s operations.  The Bank must undergo regular on-site examinations by the Federal Reserve and DFI and must submit periodic reports to the Federal Reserve and the DFI.

Lending Limits.  Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate.  At December 31, 2007, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance.  Deposits in the Bank are insured by the FDIC up to a maximum amount, which is generally $100,000 per depositor subject to aggregation rules, provided that this amount may increase beginning April 1, 2010, and will be adjusted every five years thereafter, based on an inflation adjustment process established in recent legislation.  See "Recent Legislative Developments."  The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile.  The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations.  The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule.  The Bank paid deposit insurance assessments of $84,000 during the year ended December 31, 2007.  Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Transactions with Affiliates and Insiders.  The Bank is subject to limitations on the amount of loans or extensions of credit to, or investments in, or certain other transactions with, affiliates and on the amount of advances to third parties collateralized by the securities or obligations of affiliates.  Furthermore, within the foregoing limitations as to amount, each covered transaction must meet specified collateral requirements.  Compliance is also required with certain provisions designed to avoid the acquisition of low quality assets.  The Bank is also prohibited from engaging in certain transactions with certain affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

Dividends.  Under Indiana law, the Bank is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair the Bank’s capital.  Moreover, the Bank is required to obtain the approval of the DFI and the Federal Reserve for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years.  For this purpose, “retained net income” means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period.

Federal law generally prohibits the Bank from paying a dividend to its holding company if the depository institution would thereafter be undercapitalized.  The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC.  In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice.

Branching and Acquisitions.  Branching by the Bank requires the approval of the Federal Reserve and the DFI.  Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations.  Congress authorized interstate branching, with certain limitations, beginning in 1997.  Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch.  There are some states where the establishment of de novo branches by out-of-state financial institutions is prohibited.

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

The following is a summary of the Company’s and the Bank’s regulatory capital and capital requirements at December 31, 2007.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2007
Total risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$86,130	10.65%	$64,673	8.0%	$80,842	10.0%
Home Federal Bancorp Consolidated	$88,289	10.91%	$64,759	8.0%	$80,949	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$79,158	9.79%	$32,337	4.0%	$48,505	6.0%
Home Federal Bancorp Consolidated	$81,317	10.05%	$32,380	4.0%	$48,569	6.0%
Tier 1 leverage capital (to average assets)
Indiana Bank and Trust Company	$79,158	8.95%	$35,375	4.0%	$44,219	5.0%
Home Federal Bancorp Consolidated	$81,317	9.18%	$35,423	4.0%	$44,279	5.0%

Prompt Corrective Regulatory Action.  Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions.  The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation.  Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution.  At December 31, 2007, the Bank was categorized as "well capitalized," meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

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

The deposit operations of the Bank also are subject to the:

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
•
State Bank Activities.  Under federal law, as implemented by regulations adopted by the FDIC, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank.  Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and could continue to meet, its minimum regulatory capital requirements and the FDIC determines that the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member.  Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC.  It is not expected that these restrictions will have a material impact on the operations of the Bank.

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

•
providing for the declaration of dividends to members (based on a member's share of the assessment base on December 31, 1996, and premiums paid after that date) equal to 50% of the amount in the DIF in excess of a reserve ratio of 1.35% and 100% of such amount in excess of  a reserve ratio of 1.5%, subject to the FDIC's right to suspend or limit dividends based on risks to the DIF; and

•
eliminating the mandatory assessment (up to 23 basis points) if the DIF falls below 1.25% of insured deposits and retaining assessments based on risk, needs of the DIF, and the effect on the members' capital and earnings.  The FDIC is authorized to set a reserve ratio of between 1.15% and 1.5% and will have five years to restore the DIF if the ratio falls below 1.15%.  The designated reserve ratio for the DIF is 1.25% for 2008.

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

FDIC-insured institutions remain subject to the requirement to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.  For the quarter ended December 31, 2007, the FICO assessment rate was equal to 1.14 cents for each $100 in domestic deposits maintained at an institution.

Effect of Governmental Monetary Policies.  The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve have major effects upon the levels of bank loans, investments and deposits through its open market operations in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits.  It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Federal Home Loan Bank System

The Bank is a member of the FHLB of Indianapolis, which is one of twelve regional FHLBs.  Each FHLB serves as a reserve or central bank for its members within its assigned region.  The FHLB is funded primarily from funds deposited by banks and savings associations and proceeds derived from the sale of consolidated obligations of the FHLB system.  It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.  All FHLB advances must be fully secured by sufficient collateral as determined by the FHLB.  The Federal Housing Finance Board ("FHFB"), an independent agency, controls the FHLB System, including the FHLB of Indianapolis.

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year.  At December 31, 2007, the Bank's investment in stock of the FHLB of Indianapolis was $8.3 million.  The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member.  Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects.  For the year ended December 31, 2007, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $386,000, for an annualized rate of 4.6%.

Limitations on Rates Paid for Deposits

Regulations promulgated by the FDIC place limitations on the ability of insured depository institutions to accept, renew or roll over deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in the institution's normal market area.  Under these regulations, "well-capitalized" depository institutions may accept, renew or roll such deposits over without restriction, "adequately capitalized" depository institutions may accept, renew or roll such deposits over with a waiver from the FDIC (subject to certain restrictions on payments of rates) and "undercapitalized" depository institutions may not accept, renew or roll such deposits over.  The regulations contemplate that the definitions of "well-capitalized," "adequately-capitalized" and "undercapitalized" will be the same as the definition adopted by the agencies to implement the corrective action provisions of federal law.  Management does not believe that these regulations will have a materially adverse effect on the Bank's current operations.

Federal Reserve System

Under regulations of the Federal Reserve, the Bank is required to maintain reserves against its transaction accounts (primarily checking accounts) and non-personal money market deposit accounts.  The effect of these reserve requirements is to increase the Bank's cost of funds. The Bank is in compliance with its reserve requirements.

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

Shares of Common Stock held by persons who are affiliates of the Company may not be resold without registration unless sold in accordance with the resale restrictions of Rule 144 under the Securities Act of 1933 (the "1933 Act").  If the Company meets the current public information requirements under Rule 144, each affiliate of the Company who complies with the other conditions of Rule 144 (including a six-month holding period for restricted securities and conditions that require the affiliate's sale to be aggregated with those of certain other persons) will be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of (i) 1% of the outstanding shares of the Company or (ii) the average weekly volume of trading in such shares during the preceding four calendar weeks.

Community Reinvestment Act Matters

Federal law requires that ratings of depository institutions under the Community Reinvestment Act of 1977 ("CRA") be disclosed.  The disclosure includes both a four-unit descriptive rating -- using terms such as satisfactory and unsatisfactory -- and a written evaluation of each institution's performance. Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs.  The standards take into account a member's performance under the CRA and its record of lending to first-time homebuyers.  The FHLBs have established an "Affordable Housing Program" to subsidize the interest rate of advances to member associations engaged in lending for long-term, low- and moderate-income, owner-occupied and affordable rental housing at subsidized rates.  The Bank is participating in this program.  The examiners have determined that the Bank has a satisfactory record of meeting community credit needs.

Taxation

Federal Taxation

The Company and its subsidiaries file a consolidated federal income tax return.  The consolidated federal income tax return has the effect of eliminating intercompany distributions, including dividends, in the computation of consolidated taxable income. Income of the Company generally would not be taken into account in determining the bad debt deduction allowed to the Bank, regardless of whether a consolidated tax return is filed. However, certain "functionally related" losses of the Company would be required to be taken into account in determining the permitted bad debt deduction which, depending upon the particular circumstances, could reduce the bad debt deduction.

The Bank is required to compute its allocable deduction using the experience method.  Reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test.  The Bank began recapturing approximately $2.3 million over a six-year period beginning in fiscal 1999, and has now included all of those reserves in its income.  In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

State Taxation

The Bank is subject to Indiana's Financial Institutions Tax ("FIT"), which is imposed at a flat rate of 8.5% on "adjusted gross income."  "Adjusted gross income," for purposes of FIT, begins with taxable income as defined by Section 63 of the Internal Revenue Code, and thus, incorporates federal tax law to the extent that it affects the computation of taxable income.  Federal taxable income is then adjusted by several Indiana modifications.  The Company’s Indiana effective tax rate was reduced in 2006 due to the impact of the sale of available for sale securities resulting in a decrease to the state apportionment factor for Indiana.  Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

The Bank's state income tax returns were audited in 2003 and all issues relating to the audit have been resolved.

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

      Credit Risk.  One of the greatest risks facing lenders is credit risk -- that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement.  During 2007, the banking industry experienced increasing trends in problem assets and credit losses which resulted from weakening national economic trends and a decline in housing values.  The Company’s home equity and home equity line of credit portfolios have experienced some increase in delinquency and foreclosures have occurred; driven primarily by mortgage foreclosures on loans serviced by non-company owned first mortgages.  The potential for foreclosures instituted by outside servicers represents additional potential credit risk. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

      Exposure to Local Economic Conditions.  Company's primary market area for deposits and loans encompasses counties in central and southern Indiana, where all of its offices are located.  Most of the Company's business activities are within this area. The Company has experienced growth of the commercial and commercial real estate portfolios, primarily in the Indianapolis market.   This area of the Company’s market has experienced more difficulties in the residential and development areas than the rest of our market area. These concentrations expose the Company to risks resulting from changes in the local economies. Additionally, pressure has intensified on consumer budgets due to sharp increases in fuel prices and property taxes in the Company’s market areas.  An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

•	Loan delinquencies may increase;
•	Problem assets and foreclosures may increase;
•	Demand for the products and services of the Bank may decline; and
•
Collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans of the Bank.

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

      Competition.  The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services.  Many of these competitors have substantially greater financial resources and larger branch systems than the Company.  In addition, many of the Bank’s competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers.  As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face increasing competition.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

At December 31, 2007, the Bank conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 19 other full-service branches and a commercial loan office in Indianapolis.  The Bank owns two buildings that it uses for certain administrative operations located at 211 North Chestnut Street, Seymour and 3801 Tupelo Drive, Columbus.  The headquarters of its securities operations, conducted through one of its subsidiaries, are located at 501 Washington Street, Columbus, Indiana.  Information concerning these properties, as of December 31, 2007, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,633,738	21,600	N/A

Administrative Operations Offices:
211 North Chestnut, Seymour	Owned	$569,201	5,130	N/A
3801 Tupelo Drive, Columbus	Owned	$3,156,937	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$355,838	800	N/A
3805 25th Street	Leased	$71,772	5,800	09/2022
2751 Brentwood Drive	Leased	$35,883	3,200	09/2022
4330 West Jonathon Moore Pike	Owned	$453,265	2,600	N/A
1901 Taylor Road	Leased	$30,510	400	03/2012

Hope Branch 8475 North State Road 9, Suite 4	Leased	$74,647	1,500	03/2012

Austin Branch 67 West Main Street	Owned	$37,500	3,600	N/A

Brownstown Branch 101 North Main Street	Leased	$7,372	2,400	Month to Month

North Vernon Branches
111 North State Street	Owned	$213,806	1,900	N/A
1540 North State Street	Leased	$9,169	1,600	Month to Month

Osgood Branch 820 South Buckeye Street	Owned	$95,507	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$543,945	1,860	N/A

Seymour Branches
222 W. Second Street	Leased	$299,576	9,200	09/2022
1117 East Tipton Street	Leased	$51,116	6,800	09/2022

Batesville Branch 114 State Rd 46 East	Owned	$457,909	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$356,076	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$651,843	1,907	N/A

Indianapolis Branches
8740 South Emerson Avenue	Owned	$1,960,054	5,000	N/A
1510 West Southport Road	Owned	$1,879,904	3,100	N/A

Indianapolis Commercial Loan Office
10 West Market Street, Suite 1600	Leased	$182,721	5,632	10/2011

Property Purchased for New Branch
1420 North State Street, North Vernon	Owned	$470,428	N/A	N/A

The Bank owns its computer and data processing equipment that is used for accounting, financial forecasting, and general ledger work.  The Bank also has contracted for the data processing and reporting services of Open Solutions, Inc. headquartered in Glastonbury, Connecticut.  The contract with Open Solutions, Inc. expires in October 2009.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2007.

Item 4.5.  Executive Officers of Home Federal Bancorp.

Presented below is certain information regarding the executive officers of HFB who are not also directors.

Position with HFB

Mark T. Gorski	Executive Vice President, Treasurer, and
Chief Financial Officer and Secretary

Charles R. Farber	Executive Vice President and
Indianapolis Market President

Mark T. Gorski (age 43) has been employed by the Bank as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005.  From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis.  From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati.  From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 58) has been employed by the Bank since March 2002 as its Executive Vice President and Indianapolis Market President.  He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002.  Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Global Market, under the symbol "HOMF."  For certain information related to the stock prices and dividends paid by the Company, see “Quarterly Results of Operations" on page 9 of Home Federal Bancorp's Shareholder Annual Report for the year ended December 31, 2007 (the "Shareholder Annual Report").  As of December 31, 2007, there were 376 shareholders of record of the Company's Common Stock.

It is currently the policy of HFB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of HFB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors.

Since HFB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of the Bank to pay dividends to the Company.  For a discussion of the regulatory limitations on the Bank’s ability to pay dividends see Item 1, “Business-Regulation – Indiana Bank and Trust Company - Dividends”, and on the Company’s ability to pay dividends, see Item 1, “Business-Regulation – Home Federal Bancorp - Dividends”.

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to HFB without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate.  At

December 31, 2007, none of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made.  See "Taxation--Federal Taxation" in Item 1 hereof.

The Company sold no equity securities during the period covered by this report that were not registered under the Securities Act of 1933.

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2007.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2007	0	$00.00	0	95,226
November 2007	53,030	$26.19	53,030	42,196
December 2007	41,906	$25.40	41,906	290
Fourth Quarter	94,936	$25.84	94,936	290

(1)	On April 24, 2007, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 175,628 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program was closed on December 26, 2007 with 290 shares remaining that were not repurchased.

On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

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

Item 8.  Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto contained on pages 26 to 49 of the Shareholder Annual Report are incorporated herein by reference.  The Company’s Quarterly Results of Operations contained on page 9 of the Shareholder Annual Report are incorporated herein by reference.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  As of December 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls.  Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2007, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference to page 4 to 6 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2008 (the "2008 Proxy Statement").  Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting” of the 2008 Proxy Statement.

The information concerning director nominating procedures is incorporated by reference to page 6 of the 2008 proxy statement.

The information required by this item with respect to members of the Company’s Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to pages 5 and 25 - 26 of the 2008 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11.  Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 7 through page 24 of the 2008 Proxy Statement, and to the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2008 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information required by this item is incorporated by reference to pages 3 to 5 of the 2008 Proxy Statement.

Equity Compensation Plan Information

The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2007 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2007 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	405,952(1)	$ 23.11(1)	230,662(1)
Equity compensation plans not approved by security holders	---	---	---
Total	405,952	$ 23.11	230,662

(1)  Includes the following plans:  the Company’s 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item is incorporated by reference to the section entitled “Transactions with Related Persons” in the 2008 Proxy Statement.

Item 14.  Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Accountant’s Fees” in the 2008 Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

Financial Statements	Page in 2007 Shareholder Annual Report
Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm	25

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	26

Consolidated Statements of Income for the years ended December 31, 2007,
December 31, 2006 and December 31, 2005.	27

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2007, December 31, 2006 and December 31, 2005.	28

Consolidated Statements of Cash Flows for the years ended December 31, 2007,
December 31, 2006 and December 31, 2005.	29

Notes to Consolidated Financial Statements	30

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 38.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 14th day of March 2008.

HOME FEDERAL BANCORP
DATE: March 14, 2008	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of March 2008.

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

                                                                                                                      EXHIBIT INDEX
Reference to
Regulation S-K                                                                                                                                                                                          Sequential
Exhibit Number                                                                                      Document                                                                                  Page Number

3(a)        Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
               Registration Statement on Form S-4 (Registration No. 33-55234))

3(b)        Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
               Form 8-K filed November 27, 2007)

                4(a)        Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
                               Registration Statement on Form S-4 (Registration No.33-55234))

4(b)       Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
              Form 8-K dated November 27, 2007

10(a)      1995 Stock Option Plan (incorporated by reference from Exhibit A to Registrant's Proxy
Statement for its 1995 annual shareholder meeting); amendment thereto is (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated March 28, 2005)

10(b)      1999 Stock option plan incorporated by reference to Exhibit J to the registrant’s proxy statement for its 1999 Annual shareholder’s meeting; amendment thereto is incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated
March 28, 2005

10(c)       2001 Stock Option Plan (incorporated by reference from Exhibit B to the Registrant's
Proxy Statement for its 2001 annual shareholder meeting); amendment thereto is incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated March 28, 2005

10(d)       Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit
                10.2 to Registrant’s form 8-K dated March 28, 2005)

10(e)        Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(aw) to
 Registrant’s Form 10-K for the fiscal year ended December 31, 2005).

10(f)         Form of Home Federal Bancorp Indianapolis Market Growth Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 28, 2006)

10(g)        Form of Award Agreement under Home Federal Bancorp Indianapolis Market Growth
  Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K dated November
  28, 2006)

10(h)        Home Federal Bancorp Long-Term Incentive Plan (incorporated by reference to
  Exhibit 10.1 to Registrant’s Form 8-K filed May 31, 2005)

10(i)         Form of Home Federal Bancorp Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed May 31, 2005)

10(j)         Excess Benefit Plan Agreement between the Bank and John K. Keach, Jr.
 dated April 1, 2001 (incorporated by reference to Exhibit 10 (f) of Registrant’s
 Form 10-K for the year ended June 30, 2001); First Amendment thereto effective
 January 1, 2005, is incorporated by reference to Exhibit 10.4 to Registrant’s Form
 8-K filed July 27, 2007

10(k)        Supplemental Executive Retirement Plan with John K. Keach, Jr. dated April 1, 2001
 (incorporated by reference from Exhibit 10(n) to Registrant’s Form 10-K for the year ended June 30, 2002); First Amendment thereto effective January 1, 2005, is incorporated by reference to Exhibit 10.5 to Registrant’s Form 8-K filed July 24, 2007

10(l)         Supplemental Executive Retirement Agreement with Mark T. Gorski effective
 July 1,2005 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated
 November 22, 2005); first amendment thereto dated November 3, 2005 (incorporated by reference to Exhibit 10(j) of Registrant’s Form 10-K for the fiscal year ended December
 31, 2005); second amendment thereto effective July 1, 2005, is incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed July 27, 2007

10(m)        Amended and Restated Supplemental Executive Retirement Income Agreement for Charles
  R. Farber effective January 1, 2005 (incorporated by reference to Exhibit 10.8 to Registrant’s
  Form 8-K filed July 27, 2007)

10(n)        Second Amended and Restated Supplemental Executive Retirement Agreement between the Bank and S. Elaine Pollert effective January 1, 2005 (incorporated by reference to
 Exhibit 10.10 to Registrant's Form 8-K filed July 27, 2007)

10(o)        Director Deferred Fee Agreement between the Bank and John Beatty (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K dated November 22, 2005); First
Amendment thereto effective January 1, 2006 is incorporated by reference to Exhibit
10.1 to Registrant’s Form 8-K filed July 24, 2007

                10(p)        Director Deferred Fee Agreement between the Bank and Harold Force (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 22, 2005);
First Amendment thereto effective January 1, 2006, is incorporated by reference to
Exhibit 10.2 to Registrant’s Form 8-K filed July 24, 2007

10(q)        Director Deferred Fee Agreement between the Bank and David W. Laitinen
  (incorporated by reference to Exhibit 10.3 of Registrant’s 8-K dated November 22, 2005);
  First Amendment thereto is incorporated by reference to Exhibit 10.3 to Registrant’s
  Form 8-K filed July 24, 2007

10(r)        Director Deferred Compensation Agreement with William Nolting (incorporated by reference from Exhibit 10(ag) to Registrant’s Form 10-K for the fiscal year ended June 30, 1992); ); first and second amendments thereto (incorporated by reference from Exhibit 10(ag) to Registrant's Form 10-K for the year ended
 June 30, 1998)

10(s)        Change in Control Agreement with Mark T. Gorski (incorporated by reference to Exhibit
 10.1 to the Registrant's Form 8-K filed January 23, 2008)

10(t)        Change in Control Agreement with Charles R. Farber (incorporated by reference from Exhibit l0.2 to Registrant’s Form 8-K filed January 23, 2008)

10(u)        Agreement, General Release, and Confidentiality Statement dated February 16, 2007, between the Bank and S. Elaine Pollert (incorporated by reference to Exhibit 10.1 to the Registrant’s
 Form 8-K filed February 16, 2007)

10(v)        Agreement for Purchase and Sale of Servicing dated November 30, 2006, between the
  Bank and EverBank (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K dated November 30, 2006)

10(w)        Placement Agreement, dated September 13, 2006, among Home Federal Bancorp, the
  HomeFederal Statutory Trust I, and Cohen & Company (incorporated by reference to
  Exhibit 1.1 of Registrant’s Form 8-K dated September 15, 2006)

10(x)        Indenture dated as of September 15, 2006, between Home Federal Bancorp and LaSalle
 Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s
 Form 8-K dated September 15, 2006)

10(y)        Amended and Restated Declaration of Trust of HomeFederal Statutory Trust I, dated as of September 15, 2006 ((incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K dated September 15, 2006)

10(z)        Guarantee Agreement of Home Federal Bancorp dated as of September 15, 2006 (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated September 15, 2006)

13           Home Federal Bancorp Annual Report December 31, 2005

14           Code of Ethics (incorporated by reference to Exhibit 14 of Registrant’s Form10-K for the fiscal year ended December 31, 2003)

21           Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Registrant’s
Transition Report on Form 10-K for the six months ended December 31, 2002)

23.1        Independent Registered Public Accounting Firm Consent

31.1         Certification of John K. Keach, Jr. required by 12 C.F.R. § 240.13a-14(a)

31.2         Certification of Mark T. Gorski required by 12 C.F.R. § 240.13a-14(a)

32           Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002