Form 10-Q
period 2008-03-31
INDIANA COMMUNITY BANCORP
filed 2008-05-09
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

Commission file number:  O-18847

INDIANA COMMUNITY BANCORP
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
YES [X]                      NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

               Large accelerated filer [  ]     Accelerated filer [X]     Non-accelerated filer [  ]     Smaller reporting company [  ]

               Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 30, 2008.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2008	2007
	(unaudited)
Assets:
Cash and cash equivalents	$49,742	$40,552
Securities available for sale at fair value (amortized cost $63,055 and $62,551)	63,697	62,306
Securities held to maturity at amortized cost (fair value $1,567and $1,558)	1,554	1,557
Loans held for sale (fair value $6,373 and $7,250)	6,251	7,112
Portfolio loans:
Commercial loans	209,392	207,590
Commercial mortgage loans	281,431	269,035
Residential mortgage loans	136,601	142,481
Second and home equity loans	100,206	103,560
Other consumer loans	25,191	27,345
Unearned income	(106)	(165)
Total portfolio loans	752,715	749,846
Allowance for loan losses	(7,043)	(6,972)
Portfolio loans, net	745,672	742,874

Premises and equipment	15,425	15,599
Accrued interest receivable	4,111	4,670
Goodwill	1,875	1,875
Other assets	31,794	32,261
TOTAL ASSETS	$920,121	$908,806

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$78,408	$69,728
Interest checking	92,330	103,624
Savings	41,135	37,513
Money market	171,099	185,803
Certificates of deposits	312,560	301,146
Retail deposits	695,532	697,814
Brokered deposits	9,179	9,174
Public fund certificates	2,632	563
Wholesale deposits	11,811	9,737
Total deposits	707,343	707,551

FHLB borrowings	111,791	99,349
Short term borrowings	30	20
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	2,506	2,981
Other liabilities	14,472	15,987
Total liabilities	851,606	841,352

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,369,965	20,301	20,305
Retained earnings, restricted	48,568	48,089
Accumulated other comprehensive loss, net	(354)	(940)

Total shareholders' equity	68,515	67,454

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$920,121	$908,806

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended
	March 31,
	2008	2007
Interest Income:
Short term investments	$301	$433
Securities	684	644
Commercial loans	3,421	3,312
Commercial mortgage loans	4,501	3,880
Residential mortgage loans	2,350	2,713
Second and home equity loans	1,681	1,871
Other consumer loans	507	588
Total interest income	13,445	13,441

Interest Expense:
Checking and savings accounts	362	517
Money market accounts	1,077	1,313
Certificates of deposit	3,475	3,439
Total interest on retail deposits	4,914	5,269

Brokered deposits	111	252
Public funds	23	7
Total interest on wholesale deposits	134	259
Total interest on deposits	5,048	5,528

FHLB borrowings	1,262	837
Other borrowings	-	2
Junior subordinated debt	245	271
Total interest expense	6,555	6,638

Net interest income	6,890	6,803
Provision for loan losses	360	280
Net interest income after provision for loan losses	6,530	6,523

Non Interest Income:
Gain on sale of loans	403	310
Investment advisory services	471	437
Service fees on deposit accounts	1,495	1,455
Loan servicing income, net of impairment	125	143
Miscellaneous	590	562
Total non interest income	3,084	2,907

Non Interest Expenses:
Compensation and employee benefits	4,269	4,118
Occupancy and equipment	1,056	978
Service bureau expense	456	391
Marketing	355	206
Miscellaneous	1,279	2,105
Total non interest expenses	7,415	7,798

Income before income taxes	2,199	1,632
Income tax provision	780	543
Net Income	$1,419	$1,089

Basic earnings per common share	$0.42	$0.30
Diluted earnings per common share	$0.42	$0.30

Basic weighted average number of shares	3,364,463	3,583,844
Dilutive weighted average number of shares	3,375,275	3,681,854
Dividends per share	$0.200	$0.200

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income			1,419		1,419
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $301				586	586
Total comprehensive income					2,005

Stock repurchased	(11,886)	(18)	(268)		(286)
Stock compensation expense		14			14
Cash dividends ($.200 per share)			(672)		(672)
Balance at March 31, 2008	3,358,079	$20,301	$48,568	$(354)	$68,515

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2006	3,610,218	$17,081	$55,137	$(937)	$71,281

Comprehensive income:
Net income			1,089		1,089
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of ($48)				89	89
Total comprehensive income					1,178

Stock options exercised	111,444	2,526			2,526
Stock repurchased	(209,093)	(312)	(5,771)		(6,083)
Stock compensation expense		42			42
Tax benefit related to exercise of non-qualified stock options		153			153
Cash dividends ($.200 per share)			(707)		(707)
Balance at March 31, 2007	3,512,569	$19,490	$49,748	$(848)	$68,390

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Three Months ended
(unaudited)	March 31,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,419	$1,089
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	346	392
Provision for loan losses	360	280
Stock based compensation expense	14	42
Provision/(benefit) for deferred income taxes	144	(80)
Net gain from sale of loans	(403)	(310)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	16	(18)
Loan fees deferred, net	40	7
Proceeds from sale of loans held for sale	32,843	18,203
Origination of loans held for sale	(31,579)	(17,929)
Decrease in accrued interest and other assets	658	2,472
Decrease in other liabilities	(1,311)	(3,302)
Net Cash From Operating Activities	2,547	846

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(2,066)	(4,403)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	3	3
Securities available for sale	5,088	821
Sales of:
Securities available for sale	3,501	1,673
Real estate owned and other asset sales	168	302
Purchases of:
Loans	(1,394)	(9,285)
Securities available for sale	(9,098)	(4,032)
Return of joint ventures	-	10
Acquisition of property and equipment	(167)	(481)
Net Cash Used In Investing Activities	(3,965)	(15,392)

Cash Flows From / (Used In) Financing Activities:
Net decrease in deposits	(208)	(31,478)
Proceeds from advances from FHLB	25,000	-
Repayment of advances from FHLB	(12,558)	(2,653)
Net proceeds from overnight borrowings	10	985
Common stock options exercised	-	2,526
Repurchase of common stock	(286)	(6,083)
Excess tax benefit related to stock based compensation	-	153
Payment of dividends on common stock	(1,350)	(725)
Net Cash From / (Used In) Financing Activities	10,608	(37,275)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	9,190	(51,821)
Cash and cash equivalents, beginning of period	40,552	106,063
Cash and Cash Equivalents, End of Period	$49,742	$54,242

Supplemental Information:
Cash paid for interest	$6,642	$6,695
Cash paid for income taxes	$-	$1,800
Non cash items:
Assets acquired through foreclosure	$262	$192
Dividends Payable	$-	$707

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1.  Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at March 31, 2008, and for the three months ended March 31, 2008 and 2007, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three-month period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31,
	2008	2007
Basic EPS:
Weighted average common shares	3,364,463	3,583,844

Diluted EPS:
Weighted average common shares	3,364,463	3,583,844
Dilutive effect of stock options	10,812	98,010
Weighted average common and incremental shares	3,375,275	3,681,854

Anti-dilutive options	337,935	-

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the three month periods ended March 31, 2008 and 2007. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Three months ended March 31, 2008
Unrealized gains/(losses) from securities available for sale	$887	$(301)	$586	$642	$(212)	$430
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$887	$(301)	$586	$(656)	$302	$(354)

Three months ended March 31, 2007
Unrealized (losses)/gains from securities available for sale	$137	$(48)	$89	$(398)	$142	$(256)
Supplemental Retirement Plan obligations adjustments	-	-	-	(980)	388	(592)
Total accumulated other Comprehensive income/(loss)	$137	$(48)	$89	$(1,378)	$530	$(848)

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

6. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  However, as of June 30, 2007, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits.  The Company recorded contribution liability/expenses of $291,000 and $300,000 for the three months ended March 31, 2008, and 2007, respectively.  No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2008 and 2007, respectively. The Company has chosen to freeze its defined benefit pension plan effective April 1, 2008 which is expected to decrease expense by approximately $100,000 in the second quarter of 2008 and approximately $150,000 in the third and fourth quarters of 2008 compared to the expense recorded in the first quarter.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  The increase in the Company’s 401(k) match for the first quarter of 2008 was $43,000.  Management anticipates the increase in the Company’s 401(k) match will be approximately $31,000 in the second through fourth quarters of 2008.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three months ended March 31, 2008 and 2007, is estimated as follows:

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2008	2007

Service cost	$26	$24
Interest cost	61	55
Amortization of prior service cost	13	13
Amortization of actuarial(gains)/losses	11	9

Net periodic benefit cost	$111	$101

The Bank previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to pay benefits of $226,000 in 2008.  As of March 31, 2008, the Bank has paid $55,000 in benefits and presently anticipates paying an additional $148,000 in fiscal 2008.

7. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company annually, as of September 30th, evaluates goodwill for impairment.  Management determined that there was no impairment charge resulting from its annual impairment test.

In the second quarter of 2007 the Company purchased another retail brokerage business on the south side of Indianapolis.  The purchase price of $300,000 will be paid in 3 annual installments of $100,000 each.  This purchase increased goodwill $180,000.  This purchase also included an intangible asset, customer list, valued at $120,000 which is being amortized over four years using the straight line method.

8. Repurchases of Company Stock
During the three months ended March 31, 2008, the Company repurchased 11,886 shares at an average price of $24.06.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of March 31, 2008, there are 156,612 shares remaining to be repurchased under this program.

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

10. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced for others if they become delinquent as defined by various agreements.  At March 31, 2008 and December 31, 2007, these contingent obligations were approximately $9.1 million and $7.5 million, respectively.  Management believes it is remote that, as of March 31, 2008, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

11. Fair Value of Financial Instruments
Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  SFAS 157 has been applied prospectively as of the beginning of the year.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instrument pursuant to the valuation hierarchy.

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, and agency and municipal bonds.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include equity securities.

Interest Rate Swap Agreement
The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2008.  (dollars in thousands)

	March 31, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

	Level 1	Level 2	Level 3	Fair Value
Securities available for sale	$-	$63,621	$76	$63,697
Interest rate swap	-	87	-	87

There was no change between the beginning and ending balance for the recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

Certain assets and liabilities are measured at fair value on a non recurring basis including impaired loans measured at fair value based on the underlying collateral pursuant to the guidance in SFAS No. 114.  At March 31, 2008 impaired loans under SFAS No. 114 which had an evaluation adjustment during the quarter had an aggregate cost of $4.4 million and had been written down to fair value of $4.2 million measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

12. New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  This Statement is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability.  This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset.  Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  Management has determined the adoption of this Statement as of January 1, 2008 will not have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs); and c) is applied only to entire instruments and not to portions of instruments.  Management did not elect the fair value option for any financial assets or liabilities.  Management has determined the adoption of this Statement as of January 1, 2008 will not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This statement requires that loans acquired in a purchase business combination be the present value of amounts to be received.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.”  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s consolidated financial statements.

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

Indiana Community Bancorp (the "Company") is organized as a financial holding company and owns all the outstanding capital stock of Indiana Bank and Trust Company (the "Bank").  The business of the Bank and, therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana.  The Bank does business through 20 full service banking branches.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 30 through 35 of the Company’s annual report on Form 10K for the year ended December 31, 2007.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within non interest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non interest income in the consolidated statements of income.  Management believes the price movements in these securities are dependent upon the movement in market interest rates.  Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2008 Compared to Quarter Ended March 31, 2007

General
The Company reported net income of $1,419,000 for the quarter ended March 31, 2008, compared to $1,089,000 for the quarter ended March 31, 2007, an increase of $330,000.  Basic earnings per common share for the current quarter were $0.42 compared to $0.30 for the quarter ended March 31, 2007.  Diluted earnings per common share were $0.42 for the quarter ended March 31, 2008, compared to $0.30 for the quarter ended March 31, 2007.  The Company’s net income for the first quarter of 2007 included a pre-tax charge of $788,000 resulting from one time expenses related to an employee termination.  The after tax impact of these one time expenses on 2007 first quarter earnings was approximately $476,000 or $0.13 diluted earnings per common share.

Net Interest Income
Net interest income before provision for loan losses increased $87,000 or 1.28% for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007.  This increase was due primarily to a $61,355,000 growth in the average balance of interest bearing assets for the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.  Average interest bearing liabilities increased $63,458,000 in the first quarter of 2008, compared to the same quarter of the prior year.  While the growth in average interest bearing liabilities slightly outpaced the growth in average interest earning assets, the rate earned on interest earning assets is approximately double the rate paid on average interest bearing liabilities, resulting in the increase to net interest income in a declining rate environment.  The net interest margin declined 20 basis points to 3.24% in the quarter ended March 31, 2008 compared to the prior year quarter.

Provision for Loan Losses
The provision for loan losses increased $80,000 for the quarter ended March 31, 2008 to $360,000 compared to $280,000 for the quarter ended March 31, 2007.  Net charge offs were $289,000 for the first quarter representing an annualized net charge off ratio of 0.15% compared to net charge offs of $175,000 representing an annualized net charge off ratio of 0.10% for the first quarter of 2007.  While net charge offs have remained at relatively low levels, the increase in the provision for loan losses during the quarter reflects the increase in non performing loans, as well as the increase in the commercial loan portfolio.

The allowance for loan losses increased $71,000 during the first quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans and growth in the commercial loan portfolio. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended March 31, 2008 and 2007 is as follows:

Quarter ended March 31: (in thousands)	2008	2007

Allowance beginning balance	$6,972	$6,598
Provision for loan losses	360	280
Charge-offs	(383)	(372)
Recoveries	94	197
Allowance ending balance	$7,043	$6,703

Allowance to Total Loans	.93%	.95%
Allowance to Nonperforming Loans	57%	143%

Net interest income after provision for loan losses remained relatively stable at $6,530,000 for the three month period ended March 31, 2008, an increase of $7,000 or .1%, compared to $6,523,000 for the three month period ended March 31, 2007.

Interest Income
Total interest income for the three month period ended March 31, 2008, remained relatively flat at $13,445,000 compared to $13,441,000, for the same period of the prior year.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest bearing assets decreased 49 basis points to 6.31% in the quarter ended March 31, 2008, as compared to 6.80% in the quarter ended March 31, 2007.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the prime rate which decreased 201 basis points over the two comparative quarters.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $61,355,000 in the quarter ended March 31, 2008, as compared to the quarter ended March 31, 2007.   The average balance of higher yielding commercial and commercial mortgage loans increased $38,468,000 and $44,678,000 respectively, for the three month period ended March 31, 2008 as compared to the three month period ended March 31, 2007, while the average balances of lower yielding residential mortgage loans decreased $25,793,000 over the same two comparative periods.

Interest Expense
Total interest expense for the three month period ended March 31, 2008 decreased $83,000, or 1.25%, as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 33 basis points, from the March 2007 quarter to the March 2008 quarter.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $63,458,000 in average interest bearing liabilities offset the decrease in interest expense for the quarter as the average balance of retail money market saving accounts and certificate of deposits increased $18,957,000 and $7,247,000, respectively over the two comparative quarters.  Average balances of brokered deposits decreased $11,373,000 due to maturities.  Additionally, average balances of FHLB advances increased $48,100,000 primarily to replace matured brokered deposits and for anticipated funding needs related to the commercial loan portfolio.

Non Interest Income
Total non interest income increased $177,000 or 6.1% to $3,084,000 for the quarter.  Gain on sale of loans increased $93,000 or 30.0% due to increased originations of loans held for sale driven by the declining rate environment.  In the quarter ended March 31, 2008, origination of loans held for sale increased $13,650,000 to $31,579,000 compared to the same quarter of the prior year.  Other categories of non-interest income experienced slight increases including investment advisory services, $34,000 or 7.8% and service fees on deposit accounts, $40,000 or 2.8%, compared to the same quarter of the prior year.  Investment advisory service fees increased due to the Company’s purchase of a book of business in Greenwood from an independent broker in June 2007.   The increase in service fees on deposit accounts related to several factors including increased interchange fees and commercial deposit fees, being offset by reduced overdraft protection income and check order income.

Non Interest Expenses
Non interest expenses decreased $383,000 or 4.9% to $7,415,000 for the quarter.  The primary reason for this decrease was an $826,000 decrease in miscellaneous expenses.  The prior year included a pre-tax charge of $788,000 related to an employee termination.  This decrease in miscellaneous charges was offset by increases in compensation and employee benefits, $151,000 or 3.7%; marketing expenses, $149,000 or 72.3%; occupancy and equipment, $78,000 or 8.0% and service bureau expense of $65,000 or 16.6%.  Compensation and employee benefits expense increased $151,000 or 3.7% for the year due to additional salary and incentive compensation expense for the new commercial lending and commercial credit staff in Indianapolis, an increase in the Company match on the 401(k) and normal annual salary increases.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  Management anticipates the increase in the Company’s 401(k) match will be approximately $31,000 in the second through fourth quarters of 2008.  The increase in the Company’s 401(k) match for the first quarter of 2008 was $43,000.  The Company has chosen to freeze its defined benefit pension plan effective April 1, 2008 which is expected to decrease expense by approximately $100,000 in the second quarter of 2008 and approximately $150,000 in the third and fourth quarters of 2008 compared to the expense recorded in the first quarter.  Marketing expense increased $149,000 for the quarter compared to the first quarter of 2007 due to the timing of advertising associated with the Bank’s name change to Indiana Bank and Trust Company.  The Company anticipates total marketing cost for 2008 to approximate the average marketing expense over the previous 2 years.  Occupancy and equipment expenses increased $78,000 or 8.0% due primarily to rent expense associated with four branch offices involved in a sale leaseback transaction in the third quarter of 2007.  Service bureau expense increased $65,000 or 16.6% due to additional services acquired to enhance the Company’s on-line banking and cash management product line.

Taxes
The effective tax rate for the quarters ended March 31, 2008 and March 31, 2007, was 35.5% and 33.3%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Due to the increase in income before taxes in 2008, the percentage of pretax income which is not subject to federal tax has decreased.  This results in a higher percentage of the Company’s pretax income being subject to tax which was the primary cause for an increase in the effective tax rate.

Asset Quality
Nonperforming assets to total assets increased to 1.38% at March 31, 2008 from 1.29% at December 31, 2007.  Nonperforming loans to total gross loans increased to 1.61% at March 31, 2008 from 1.51% at December 31, 2007.  Approximately half of non performing loans relates to two commercial relationships in non-accrual status totaling approximately $6.1 million.  One commercial loan of $3.1 million is secured by accounts receivable, inventory and facilities.  The other $3 million commercial relationship is a residential land development loan which is secured by the underlying collateral.  The allowance for loan losses increased to $7,043,000 as of March 31, 2008 compared to $6,972,000 at December 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.93% at March 31, 2008.  During the three month period ended March 31, 2008, the Company’s loan portfolio increased $2,869,000 primarily through $14,198,000 of growth in the commercial and commercial mortgage loans being offset by decreases of $5,880,000 in residential mortgages; $3,354,000 in seconds and home equities and $2,154,000 in other consumer loans.  Management’s analysis of the unallocated portion of the allowance remains consistent with the prior quarter as no major changes were noted in the Indianapolis commercial market or the Company’s other major markets. See further discussion in the critical accounting policies regarding unallocated allowance.

FINANCIAL CONDITION:
Total assets as of March 31, 2008, were $920,121,000, which was an increase of $11,315,000 from December 31, 2007, total assets of $908,806,000.  Changes within the various balance sheet categories included a $9,190,000 increase in cash and due from banks.  Cash and due from banks increased primarily due to funds acquired via FHLB advances which increased $12,442,000 during the three month period ended March 31, 2008.  The Company from time to time takes advantage of attractive pricing on FHLB borrowings to replace other funding sources or provide for anticipated funding needs.  The portfolio loans increased $2,869,000 as a result of the changing mix in the various loan categories.  Commercial and commercial mortgages increased $14,198,000 as the Company continues to expand its commercial presence in the Indianapolis market.  Seconds and home equity loans declined $3,354,000 due partially to being refinanced into first mortgage residential loans as a result of the declining rate environment.  Residential loans balances continue to decline, decreasing $5,880,000 as the Company continues to sell the majority of its residential loan originations.  Consumer loans decreased $2,154,000 due to the Company decision in 2006 to no longer originate indirect auto loans.  Total retail deposits decreased $2,282,000 for the quarter.  During the quarter, public fund interest checking account balances decreased $14,967,000 while all other retail deposit categories in total increased $12,686,000 including growth of $11,414,000 in certificates of deposit and growth of $8,680,000 in non-interest checking accounts.

Shareholders' equity increased $1,061,000 during the first three months of 2008.  Retained earnings increased $1,419,000 from net income and decreased $672,000 for shareholder dividends and $268,000 from stock buy backs.  Common stock increased $14,000 from recognition of compensation expense associated with vesting of stock options.  Common stock decreased $18,000 from stock buy backs.  Additionally, the Company had other comprehensive gain from unrealized gains in its securities available for sale portfolio, net of tax, of $586,000 for the three months ended March 31, 2008.

At March 31, 2008, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:
	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$85,944	10.38%	$66,270	8.0%	$82,802	10.0%
Indiana Community Bancorp Consolidated	$88,856	10.72%	$66,339	8.0%	$82,924	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$78,901	9.53%	$33,121	4.0%	$49,681	6.0%
Indiana Community Bancorp Consolidated	$81,813	9.87%	$33,169	4.0%	$49,754	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$78,901	8.60%	$36,699	4.0%	$45,873	5.0%
Indiana Community Bancorp Consolidated	$81,813	8.91%	$36,749	4.0%	$45 936	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2008, the Bank had $111,791,000 in such borrowings.  In addition, at March 31, 2008, the Bank had commitments to purchase loans of $10,448,000, as well as commitments to fund loan originations of $44,148,000, unused home equity lines of credit of $43,744,000 and unused commercial lines of credit of $80,735,000, as well as commitments to sell loans of $30,844,000.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended March 31, 2008 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2007. The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continues to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended March 31, 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2008	-	$00.00	-	168,498
February 2008	11,886	$24.06	11,886	156,612
March 2008	-	$00.00	-	156,612
First Quarter	11,886	$24.06	11,886	156,612

(1)
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

                                                                                                     Indiana Community Bancorp

Date:	May 9, 2008
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer