Form 10-Q
period 2008-06-30
INDIANA COMMUNITY BANCORP
filed 2008-08-05
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2008.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2008	2007

Assets:	(unaudited)
Cash and cash equivalents	$30,877	$40,552
Securities available for sale at fair value (amortized cost $63,774 and $62,551)	63,277	62,306
Securities held to maturity at amortized cost (fair value $1,544 and $1,558)	1,550	1,557
Loans held for sale (fair value $5,376 and $7,250)	5,261	7,112
Portfolio loans:
Commercial loans	213,217	207,590
Commercial mortgage loans	310,622	269,035
Residential mortgage loans	130,024	142,481
Second and home equity loans	100,127	103,560
Other consumer loans	24,131	27,345
Unearned income	(342)	(165)
Total portfolio loans	777,779	749,846
Allowance for loan losses	(7,649)	(6,972)
Portfolio loans, net	770,130	742,874

Premises and equipment	15,368	15,599
Accrued interest receivable	3,996	4,670
Goodwill	1,875	1,875
Other assets	33,564	32,261
TOTAL ASSETS	$925,898	$908,806

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$81,913	$69,728
Interest checking	94,618	103,624
Savings	42,490	37,513
Money market	161,410	185,803
Certificates of deposits	305,543	301,146
Retail deposits	685,974	697,814
Brokered deposits	9,184	9,174
Public fund certificates	2,662	563
Wholesale deposits	11,846	9,737
Total deposits	697,820	707,551

FHLB borrowings	126,782	99,349
Short term borrowings	-	20
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	2,637	2,981
Other liabilities	15,792	15,987
Total liabilities	858,495	841,352

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,369,965	20,346	20,305
Retained earnings, restricted	48,170	48,089
Accumulated other comprehensive loss, net	(1,113)	(940)

Total shareholders' equity	67,403	67,454
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$925,898	$908,806

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income:
Short term investments	$92	$322	$393	$755
Securities	675	665	1,359	1,309
Commercial loans	3,129	3,578	6,550	6,890
Commercial mortgage loans	4,453	4,042	8,954	7,922
Residential mortgage loans	2,251	2,679	4,601	5,392
Second and home equity loans	1,524	1,783	3,205	3,654
Other consumer loans	478	584	985	1,172
Total interest income	12,602	13,653	26,047	27,094

Interest Expense:
Checking and savings accounts	154	414	516	931
Money market accounts	545	1,373	1,622	2,686
Certificates of deposit	3,167	3,621	6,642	7,060
Total interest on retail deposits	3,866	5,408	8,780	10,677

Brokered deposits	112	177	223	429
Public funds	24	5	47	12
Total interest on wholesale deposits	136	182	270	441
Total interest on deposits	4,002	5,590	9,050	11,118

FHLB borrowings	1,266	928	2,528	1,765
Other borrowings	-	5	-	7
Junior subordinated debt	174	274	419	545
Total interest expense	5,442	6,797	11,997	13,435

Net interest income	7,160	6,856	14,050	13,659
Provision for loan losses	1,924	223	2,284	503
Net interest income after provision for loan losses	5,236	6,633	11,766	13,156

Non Interest Income:
Gain on sale of loans	396	378	799	688
Loss on securities	(419)	-	(419)	-
Investment advisory services	481	448	952	885
Service fees on deposit accounts	1,659	1,708	3,154	3,163
Loan servicing income, net of impairment	149	153	274	296
Miscellaneous	511	529	1,101	1,091
Total non interest income	2,777	3,216	5,861	6,123

Non Interest Expenses:
Compensation and employee benefits	4,196	4,010	8,465	8,128
Occupancy and equipment	1,012	1,006	2,068	1,984
Service bureau expense	485	400	941	791
Marketing	539	355	894	561
Miscellaneous	1,522	1,532	2,801	3,637
Total non interest expenses	7,754	7,303	15,169	15,101

Income before income taxes	259	2,546	2,458	4,178
Income tax provision (benefit)	(14)	855	766	1,398
Net Income	$273	$1,691	$1,692	$2,780

Basic earnings per common share	$0.08	$0.48	$0.50	$0.79
Diluted earnings per common share	$0.08	$0.47	$0.50	$0.77

Basic weighted average number of shares	3,358,079	3,497,378	3,361,271	3,540,372
Dilutive weighted average number of shares	3,358,253	3,581,548	3,366,472	3,631,479
Dividends per share	$0.200	$0.200	$0.400	$0.400

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income			1,692		1,692
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $80				(173)	(173)
Total comprehensive income					1,519

Stock repurchased	(11,886)	(18)	(268)		(286)
Stock compensation expense		59			59
Cash dividends ($.400 per share)			(1,343)		(1,343)
Balance at June 30, 2008	3,358,079	$20,346	$48,170	$(1,113)	$67,403

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2006	3,610,218	$17,081	$55,137	$(937)	$71,281

Comprehensive income:
Net income			2,780		2,780
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $245				(470)	(470)
Total comprehensive income					2.310

Stock options exercised	131,048	2,933			2,933
Stock repurchased	(275,827)	(411)	(7,616)		(8,027)
Stock compensation expense		59			59
Tax benefit related to exercise of non-qualified stock options		295			295
Cash dividends ($.400 per share)			(1,403)		(1,403)
Balance at June 30, 2007	3,465,439	$19,957	$48,898	$(1,407)	$67,448

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended
(unaudited)	June 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$1,692	$2,780
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	690	793
Provision for loan losses	2,284	503
Stock based compensation expense	59	59
Provision/(benefit) for deferred income taxes	(221)	(65)
Net gain from sale of loans	(799)	(688)
Loss on securities	419	-
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(12)	(18)
Loan fees deferred, net	275	169
Proceeds from sale of loans held for sale	74,585	42,044
Origination of loans held for sale	(71,935)	(40,062)
(Increase) decrease in accrued interest and other assets	(327)	2,216
Increase (decrease) in other liabilities	340	(2,843)
Net Cash From Operating Activities	7,050	4,888

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(27,387)	(19,157)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	6	6
Securities available for sale	9,574	1,697
Sales of:
Securities available for sale	5,690	1,939
Real estate owned and other asset sales	798	341
Purchases of:
Loans	(3,316)	(14,338)
Securities available for sale	(16,915)	(6,744)
Return of joint ventures	-	10
Cash paid in acquisition of brokerage business	(100)	-
Acquisition of property and equipment	(450)	(580)
Net Cash Used In Investing Activities	(32,100)	(36,826)

Cash Flows From / (Used In) Financing Activities:
Net decrease in deposits	(9,731)	(35,842)
Proceeds from advances from FHLB	45,000	20,000
Repayment of advances from FHLB	(17,567)	(4,962)
Net proceeds from / (net repayments of) overnight borrowings	(20)	91
Common stock options exercised	-	2,933
Repurchase of common stock	(286)	(8,027)
Excess tax benefit related to stock based compensation	-	295
Payment of dividends on common stock	(2,021)	(1,421)
Net Cash From / (Used In) Financing Activities	15,375	(26,933)

NET INCREASE/(DECREASE) IN CASH AND CASH EQUIVALENTS	(9,675)	(58,871)
Cash and cash equivalents, beginning of period	40,552	106,063
Cash and Cash Equivalents, End of Period	$30,877	$47,192

Supplemental Information:
Cash paid for interest	$12,085	$13,520
Cash paid for income taxes	$1,500	$3,152
Non cash items:
Assets acquired through foreclosure	$1,538	$287
Acquisition of broker dealer within accounts payable	$-	$300
Dividends Payable	$-	$696

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2008, and for the six months ended June 30, 2008 and 2007, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and six-month period ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic EPS:
Weighted average common shares	3,358,079	3,497,378	3,361,271	3,540,372

Diluted EPS:
Weighted average common shares	3,358,079	3,497,378	3,361,271	3,540,372
Dilutive effect of stock options	174	84,170	5,201	91,107
Weighted average common and incremental shares	3,358,253	3,581,548	3,366,472	3,631,479

Weighted average anti-dilutive options	327,717	-	292,551	1,713

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the three month periods ended June 30, 2008 and 2007. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Six months ended June 30, 2008
Unrealized gains/(losses) from securities available for sale	$(253)	$80	$(173)	$(497)	$168	$(329)
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$(253)	$80	$(173)	$(1,795)	$682	$(1,113)

Six months ended June 30, 2007
Unrealized (losses)/gains from securities available for sale	$(715)	$245	$(470)	$(1,249)	$434	$(815)
Supplemental Retirement Plan obligations adjustments	-	-	-	(980)	388	(592)
Total accumulated other Comprehensive income/(loss)	$(715)	$245	$(470)	$(2,229)	$822	$(1,407)

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

5. Junior Subordinated Debt
On September 15, 2006, the Company issued junior subordinated debt securities that will mature in 30 years and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum.  Interest on the junior subordinated debt securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15. The Company may redeem the junior subordinated debt securities, in whole or in part, without penalty, on or after September 15, 2011.  The junior subordinated debt qualifies as Tier I capital.

6. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  However, as of June 30, 2007, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits.  The Company recorded pension expenses of $480,000 and $600,000 for the six months ended June 30, 2008, and 2007, respectively.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2008 and 2007, respectively. The Company choose to freeze its defined benefit pension plan effective April 1, 2008.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  These changes resulted in a $48,000 net decrease to compensation expense for the six months ended June 30, 2008 compared to the same period ended June 30, 2007.  Management projects the net impact on the Company’s compensation expense, in the last half of 2008 as compared to the same period of 2007, from these benefit changes will be a reduction of $280,000.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and six months ended June 30, 2008 and 2007, is estimated as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Components of Net Periodic Benefit Cost	2008	2007	2008	2007

Service cost	$26	$25	$52	$49
Interest cost	60	56	121	111
Amortization of prior service cost	14	14	27	27
Amortization of actuarial(gains)/losses	11	10	22	19

Net periodic benefit cost	$111	$105	$222	$206

The Bank previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to pay benefits of $226,000 in 2008.  As of June 30, 2008, the Bank has paid $109,000 in benefits and presently anticipates paying an additional $94,000 in fiscal 2008.

7. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluated goodwill for impairment as of June 30, 2008.  Management determined that there was no impairment charge resulting from its impairment test.

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

8. Repurchases of Company Stock
During the six months ended June 30, 2008, the Company repurchased 11,886 shares at an average price of $24.06.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.  (dollars in thousands)

	June 30, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Securities available for sale	$-	$63,201	$76	$63,277
Interest rate swap	-	44	-	44

There was no change between the beginning and ending balance for the recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2008.  (dollars in thousands)

	June 30, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Impaired loans	-	-	9,734	9,734

At June 30, 2008 impaired loans under SFAS No. 114 which had an evaluation adjustment during 2008 had an aggregate cost of $10.0 million and had been written down to a fair value of $9.7 million measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

12. Impairment of Investments
In the second quarter of 2008 the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund.  During the second quarter, the net asset value of the Fund declined significantly due to liquidity concerns within the mortgage backed securities market combined with the downgrade of certain securities in the Fund’s portfolio by various ratings agencies.  The Company has redeemed its shares in the Fund for cash and securities in July 2008 resulting in an additional impairment of $17,000 in that quarter.

13. New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” which is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date.  The fair value option a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; b) is irrevocable (unless a new election date occurs); and c) is applied only to entire instruments and not to portions of instruments.  Management did not elect the fair value option for any financial assets or liabilities.  The adoption of this Statement as of January 1, 2008 did not have a material effect on the Company’s financial position or results of operations.

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

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a good basis for the loans' quality.  For all loans not listed individually on the Asset Watch List, historical loss rates based on the current and last four years are the basis for developing expected charge-offs for each pool of loans.

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

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2008 Compared to Quarter Ended June 30, 2007

General
The Company reported net income of $273,000 for the quarter ended June 30, 2008, compared to $1,691,000 for the quarter ended June 30, 2007, a decrease of $1,418,000. Basic earnings per common share for the current quarter were $0.08 compared to $0.48 for the quarter ended June 30, 2007.  Diluted earnings per common share were $0.08 for the quarter ended June 30, 2008, compared to $0.47 for the quarter ended June 30, 2007.  The primary factor reducing the current quarter’s income was the $1,701,000 increase in the provision for loan losses.  Another factor reducing second quarter 2008 income as compared to second quarter 2007 income was the loss recorded in the second quarter of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund.

Net Interest Income
Net interest income before provision for loan losses increased $304,000 or 4.4% for the quarter ended June 30, 2008, compared to the quarter ended June 30, 2007.  This increase was due primarily to a $54,835,000 growth in the average balance of interest bearing assets for the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007.  The average growth of interest earning assets more than offset the slight decline in the net interest margin for the two comparative quarters.  The net interest margin was 3.38% as of June 30, 2008, a decline of 8 basis points over the same quarter of the prior year.

Provision for Loan Losses
The provision for loan losses increased $1,701,000 for the quarter ended June 30, 2008 to $1,924,000 compared to $223,000 for the quarter ended June 30, 2007.  The provision for loan losses represented increased provision expense of approximately $1,500,000 over planned levels.

The unanticipated $1,500,000 increase in the provision for loan losses resulted from a $400,000 increase relating to significant flooding which occurred during the second quarter in the Company’s headquarters market of Columbus, Indiana and an increase in the provision resulting from unusually high net charge offs for the second quarter.  Net charge offs were $1,318,000 for the second quarter of 2008 compared to net charge offs of $402,000 for the same quarter of the prior year.

Based on a review of areas impacted by the flood, management concluded that certain collateral securing Company loans with respect to property in the flooded areas sustained significant damage.  The $400,000 increase in provisions relating to the flood damage consists of a $100,000 increase resulting from specific charge offs for loans affected by the flood damage and an additional provision expense of $300,000 recorded in anticipation of future probable losses and the expected decrease in the value of residential real estate in areas impacted by the flood.  The large increase in charge offs during the second quarter resulted primarily from a $600,000 write down of a $3.0 million residential land development loan that had been classified as non-performing during August of 2007 and from charge offs related to residential mortgage and residential investment real estate loans.  During the fourth quarter of 2007 and the first quarter of 2008 management worked with the developer of the residential land development to include additional builders in the project, in an effort to facilitate the absorption rate, as the primary selling season was approaching.  Based on the continued lack of sales during the second quarter of 2008, management determined an additional write down on the project was warranted. Management intends to pursue several possible courses of action to mitigate the ultimate losses on the land development loan noted above and with respect to the other problem loans in its portfolio.  However, it is currently too early to determine if any of these actions will be successful.

The allowance for loan losses increased $606,000 during the second quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans, growth in the commercial loan portfolio and probable exposure related to flood losses.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended June 30, 2008 and 2007 is as follows:

Quarter ended June 30: (in thousands)	2008	2007

Allowance beginning balance	$7,043	$6,703
Provision for loan losses	1,924	223
Charge-offs	(1,370)	(471)
Recoveries	52	69
Allowance ending balance	$7,649	$6,524

Allowance to Total Loans	.98%	.91%
Allowance to Nonperforming Loans	59%	91%

Net interest income after provision for loan losses was $5,236,000 for the three month period ended June 30, 2008, a decrease of $1,397,000 or 21.1%, compared to $6,633,000 for the three month period ended June 30, 2007.

Interest Income
Total interest income for the three month period ended June 30, 2008, decreased $1,051,000 or 7.7% from $13,653,000 for the quarter ending June 30, 2007 to $12,602,000 for the quarter ending June 30, 2008.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest earning assets decreased 94 basis points to 5.95% in the three month period ended June 30, 2008, as compared to 6.89% in the three month period ended June 30, 2007.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 317 basis points over the two comparative quarters.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $54,835,000 in the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007.  The average balance of higher yielding commercial and commercial mortgage loans increased $29,625,000 and $60,064,000 respectively, for the three month period ended June 30, 2008, as compared to the three month period ended June 30, 2007, while the average balances of lower yielding residential mortgage loans decreased $25,294,000 over the same two comparative periods, as the Company continues to sell substantially all new mortgage loan originations in the secondary market.

Interest Expense
Total interest expense for the three month period ended June 30, 2008 decreased $1,355,000 or 19.9% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 87 basis points, from the three month period ended June 2007 to the three month period ended June 2008 quarter.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $52,897,000 in average interest bearing liabilities offset the decrease in interest expense for the three month period as average balances of FHLB advances increased $46,910,000 primarily for funding needs related to the commercial loan portfolio.

Non Interest Income
Total non interest income decreased $439,000 or 13.7% to $2,777,000 for the quarter.  The primary reason for the variance in the two comparative quarter’s non interest income was a loss on investment securities.  In the second quarter of 2008 the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund, (Fund).  During the second quarter, the net asset value of the Fund declined significantly due to liquidity concerns within the mortgage backed securities market combined with the downgrade of certain securities in the Fund’s portfolio by various ratings agencies.  The Company has redeemed its shares in the Fund for cash and securities in July 2008 resulting in an additional impairment of $17,000 in that quarter.  Other factors impacting the change in non-interest income included a decrease in service fees on deposit accounts of $49,000 or 2.9%.  This decrease is primarily attributable to tax stimulus funds received by most of the Company’s deposit customers which resulted in fewer than normal overdraft fees. Partially offsetting this decrease was an increase of $33,000 or 7.4%, in investment advisory services in the quarter ended June 30, 2008, as compared to the quarter ended June 30, 2007.  Investment advisory service fees increased due to the Company’s purchase of a book of business in Greenwood from an independent broker in June 2007.

Non Interest Expenses
Non interest expenses increased $451,000 or 6.2% to $7,754,000 for the quarter.  Increases in non interest expense included compensation and employee benefits, $186,000 or 4.6%; marketing expenses, $184,000 or 52.1% and service bureau expense of $85,000 or 21.3%.  Compensation and employee benefits expense increased $186,000 or 4.6% for the three months due to additional salary and incentive compensation expense for the new cash management, commercial lending and commercial credit staff in Indianapolis, an increase in the Company match on the 401(k) and normal annual salary increases.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  Management anticipates the increase in the Company’s 401(k) match will be approximately $31,000 in each of  the third and fourth quarters of 2008.  The increase in the Company’s 401(k) match for the second quarter of 2008 was $29,000.  The Company chose to freeze its defined benefit pension plan effective April 1, 2008 which decreased expense by $111,000 in the second quarter of 2008, compared to the second quarter of 2007.  The Company anticipates additional decreases of approximately $60,000 in each of the third and fourth quarters of 2008 compared to the expense recorded in the second quarter.  Marketing expense increased $184,000 for the second quarter compared to the second quarter of 2007 due to the timing of advertising associated with the Bank’s name change to Indiana Bank and Trust Company.  The Company anticipates total marketing cost for 2008 to approximate the average marketing expense over the previous two years.  Service bureau expense increased $85,000 or 21.5% due to additional services acquired to enhance the Company’s on-line banking and cash management product line.  The difference in miscellaneous expense for the two comparative quarters decreased $10,000.  However, in the second quarter ended June 30, 2007, the Company had a one time expense of $200,000 associated with the write down, to reduce to zero, the book value of a building the Company donated to a local non profit organization.  In the quarter ended June 30, 2008, the Company incurred $111,000 of miscellaneous expenses associated with non-performing assets.  This expense is expected to decrease in the third and fourth quarter due to projected cash flow increases associated with certain non-performing assets.  Additionally, the Company experienced an increase of $90,000 in charges related to other real estate owned in the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007.

Taxes
The effective tax rate for the quarters ended June 30, 2008 and June 30, 2007, was (5.4%) and 33.5%, respectively.  Pretax income for the quarter ended June 30, 2008 was $259,000 compared to $2,546,000 for the quarter ended June 30, 2007.  Both periods’ tax calculation includes the benefit of approximately $320,000 of tax-exempt income partially offset by the effect of nondeductible expenses.  Due to tax exempt income exceeding pretax income in the second quarter of 2008 the Company recorded a tax benefit of $14,000.  In the quarter ended June 30, 2007, the Company’s pretax income exceeded tax-exempt income by approximately $2,200,000 resulting in tax expense of $855,000.

RESULTS OF OPERATIONS:
Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

General
The Company reported net income of $1,692,000 for the six months ended June 30, 2008, compared to $2,780,000 for the six months ended June 30, 2007, a decrease of $1,088,000.  Basic earnings per common share for the current six months were $0.50 compared to $0.79 for the six months ended June 30, 2007.  Diluted earnings per common share were $0.50 for the six months ended June 30, 2008, compared to $0.77 for the six months ended June 30, 2007.  Unusual charges for the six months ended June 30, 2008 include the previously discussed second quarter provision for loan losses of $1,924,000 and the loss on investment securities of $419,000.  The Company’s net income for the six month period ended June 30, 2007 included one time charges of $788,000 resulting from expenses related to an employee termination, as well as a $200,000 charge associated with the write down of a building the Company donated to a local non profit organization.

Net Interest Income
Net interest income before provision for loan losses increased $391,000 or 2.9% for the six months ended June 30, 2008, compared to the six months ended June 30, 2007.  This increase was due primarily to a $58,090,000 growth in the average balance of interest earning assets for the six months ended June 30, 2008, as compared to the six months ended June 30, 2007.  Average interest bearing liabilities increased 58,167,000 in the first six months of 2008, compared to the first six months of the prior year.  The growth in average interest earning assets more than offset the decline in net interest margin for the first six months of 2008 when compared to 2007, resulting in the increase to net interest income.  The net interest margin declined 14 basis points to 3.31% in the six months ended June 30, 2008 compared to 3.45% for the six months ended June 30, 2007.

Provision for Loan Losses
The provision for loan losses increased $1,781,000 for the six months ended June 30, 2008 to $2,284,000 compared to $503,000 for the six months ended June 30, 2007.  Net charge offs were $1,607,000 for the six months ended June 30, 2008 representing an annualized net charge off ratio of 0.43% compared to net charge offs of $577,000 representing an annualized net charge off ratio of 0.16% for the six months ended June 30, 2007.  As discussed in the second quarter comparisons $300,000 of the provision relates to probable flood damage, and $100,000 to charge offs resulting from the flood damage sustained in one of the Company’s major markets.  Also occurring in the second quarter of 2008 was a $600,000 charge off of a residential development loan, as well as charge offs related to residential mortgage and residential investment real estate loans. Another factor impacting the increase in the provision for loan losses was the growth of $47,214,000 in commercial and commercial real estate loans during the first six months of 2008.

The allowance for loan losses increased $677,000 during the first six months.  The increase in the allowance for loan losses during the first six months was a result of the increase in non performing loans and growth in the commercial loan portfolio.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the six month periods ended June 30, 2008 and 2007 is as follows:

Six months ended June 30: (in thousands)	2008	2007

Allowance beginning balance	$6,972	$6,598
Provision for loan losses	2,284	503
Charge-offs	(1,753)	(843)
Recoveries	146	266
Allowance ending balance	$7,649	$6,524

Allowance to Total Loans	.98%	.91%
Allowance to Nonperforming Loans	59%	91%

Net interest income after provision for loan losses was $11,766,000 for the six month period ended June 30, 2008, a decrease of $1,390,000 or 10.6%, compared to $13,156,000 for the six month period ended June 30, 2007.

Interest Income
Total interest income for the six month period ended June 30, 2008, decreased $1,047,000 or 3.9%, to $26,047,000 compared to $27,094,000, for the same period of the prior year.  Two primary factors resulted in the decrease in interest income recorded.  First the weighted average rate earned on interest bearing assets decreased 72 basis points to 6.13% in the six month period ended June 30, 2008, as compared to 6.85% in the six month period ended June 30, 2007.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 259 basis points over the two six month periods.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $58,090,000 in the six month period ended June 30, 2008, as compared to the six month period ended June 30, 2007.  The average balance of higher yielding commercial and commercial mortgage loans increased $34,013,000 and $52,360,000 respectively, for the six month period ended June 30, 2008 as compared to the six month period ended June 30, 2007, while the average balances of lower yielding residential mortgage loans decreased $25,533,000 over the same two comparative periods.

Interest Expense
Total interest expense for the six month period ended June 30, 2008 decreased $1,438,000 or 10.7% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 60 basis points, from the six month period ended June 30, 2007 as compared to the six month period ended June 30, 2008.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $58,167,000 in average interest bearing liabilities offset the decrease in interest expense as the average balances of FHLB advances increased $47,486,000, over the two six month comparative periods.  The increase in FHLB advances was used to fund growth in the commercial loan portfolio.

Non Interest Income
Total non interest income decreased $262,000 or 4.3% to $5,861,000 for the six month period ended June 30, 2008.  As previously discussed, the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund in the second quarter of 2008.  Partially offsetting this loss was an increase gain on sale of loans of $111,000 or 16.1% due to increased originations of loans held for sale driven by the declining rate environment.  In the six month period ended June 30, 2008, origination of 1-4 family residential mortgage loans held for sale increased $4,478,000 to $44,820,000 compared to the same six month period of the prior year.  Investment advisory services increased $67,000 or 7.6% compared to the same six month period of the prior year.  Investment advisory service fees increased due to the Company’s purchase of a book of business in Greenwood from an independent broker in June 2007.

Non Interest Expenses
Non interest expenses increased $68,000 or 0.5% to $15,169,000 for the six month period ended June 30, 2008, as compared to the same period ended June 30, 2007.  This increase is the net result of various increased expense line items that were then offset by a decrease in miscellaneous expense.  The decrease in miscellaneous expense of $836,000 for the two comparative periods primarily resulted from one-time expenses incurred in the first six months of 2007.  The prior year included a pre-tax charge of $788,000 related to an employee termination, as well as the $200,000 write down of the donated building discussed previously in the second quarter discussion.  Offsetting these decreases in miscellaneous expenses were charges associated with non-performing assets and other real estate owned which increased $260,000 in 2008 due to increased costs associated with certain properties.

Increases occurring in non-interest expenses included compensation and employee benefits, $337,000 or 4.2%; marketing expenses, $333,000 or 59.4%; occupancy and equipment, $84,000 or 4.2% and service bureau expense of $150,000 or 19.0%.  Compensation and employee benefits expense increased $337,000 or 4.2% for the year due to additional salary and incentive compensation expense for the new commercial lending, cash management and commercial credit staff in Indianapolis, an increase in the Company match on the 401(k) and normal annual salary increases.  As previously discussed effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  The increase in the Company’s 401(k) match for the six month period ended June 30, 2008 was $72,000 compared to the same six month period of the prior year.  The Company froze its defined benefit pension plan effective April 1, 2008 which decreased pension expense by $120,000 over the two comparative periods.  Marketing expense increased $333,000 for the six month period ended June 30, 2008 compared to the same six month period of the prior year due to the timing of advertising associated with the Bank’s name change to Indiana Bank and Trust Company.  The Company anticipates total marketing cost for 2008 to approximate the average marketing expense over the previous two years.  Occupancy and equipment expenses increased $84,000 or 4.2% due primarily to rent expense associated with four branch offices involved in a sale leaseback transaction in the third quarter of 2007.  Service bureau expense increased $150,000 or 19.0% due to additional services acquired to enhance the Company’s on-line banking and cash management product line.

Taxes
The effective tax rate for the six months ended June 30, 2008 and June 30, 2007, was 31.2% and 33.5%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Due to the decrease in income before taxes in 2008, the percentage of pretax income which is subject to federal tax has decreased.  This results in a lower percentage of the Company’s pretax income being subject to tax which was the primary cause for a decrease in the effective tax rate.

Asset Quality
Nonperforming assets to total assets increased to 1.45% at June 30, 2008 from 1.29% at December 31, 2007.  Nonperforming loans to total gross loans increased to 1.66% at June 30, 2008 from 1.51% at December 31, 2007.  A commercial relationship of approximately $3,420,000 was added to non-accrual status in June.  This relationship is secured by a condominium complex which is experiencing slow sales.  The Company continues to pursue workout strategies on two commercial relationships previously carried in non-accrual status totaling approximately $5.5 million.  One commercial loan of $3.1 million is secured by accounts receivable, inventory and facilities.  The other $2.4 million commercial relationship is a residential land development loan, secured by the underlying collateral, which was subject to a $600,000 charge off in the second quarter of 2008.  A reduction of non performing assets occurred in June 2008 due to a $950,000 relationship which was taken into real estate owned and subsequently sold in the same month.  The allowance for loan losses increased to $7,649,000 as of June 30, 2008 compared to $6,972,000 at December 31, 2007.  The ratio of the allowance for loan losses to total loans was 0.98% at June 30, 2008 compared to .92% at December 31, 2007.  During the six month period ended June 30, 2008, the Company’s loan portfolio increased $27,933,000 primarily through $47,214,000 of growth in the commercial and commercial mortgage loans being offset by decreases of $12,457,000 in residential mortgages; $3,433,000 in seconds and home equities and $3,214,000 in other consumer loans.  Management’s analysis of the unallocated portion of the allowance included an addition of $300,000 for probable losses associated with flood damage experienced in the Company’s market area in June 2008.  See further discussion in the critical accounting policies regarding the unallocated allowance.

FINANCIAL CONDITION:
Total assets as of June 30, 2008, were $925,898,000, which was an increase of $17,902,000 or 1.9% from December 31, 2007, total assets of $908,806,000.  Changes within the various balance sheet categories included a $9,675,000 decrease in cash and due from banks.  Cash and due from banks decreased to fund deposit decreases primarily associated with public fund entities.  FHLB advances increased $27,433,000 during the six month period ended June 30, 2008.  These funds were used to support the expansion in portfolio loans which increased $27,933,000.  The increase in portfolio loans resulted in a changing mix of the various loan categories.  Commercial and commercial mortgages increased $47,214,000 as the Company continues to expand its commercial presence in the Indianapolis market.  Seconds and home equity loans declined $3,433,000 due partially to being refinanced into first mortgage residential loans as a result of the declining rate environment.  Residential loans balances continue to decline, decreasing $12,457,000 as the Company continues to sell the majority of its residential loan originations.  Consumer loans decreased $3,214,000 due to the Company decision in 2006 to no longer originate indirect auto loans.  Total retail deposits decreased $11,840,000 for the six month period ended June 30, 2008.  Retail deposit category fluctuations include increased demand accounts of $12,185,000, of which $8,116,000 was obtained from business accounts.  Interest checking decreased $9,006,000, which was the net result of an $11,564,000 decrease in public fund interest checking balances and an increase of $2,654,000 in consumer interest checking balances.  The decrease in public fund interest checking balances reflects a normal seasonal trend as many of the Bank’s public entity customers maintain larger balances at year end.  Money market deposit accounts decreased $24,393,000 in the first six months of 2008 due primarily to declining money market rates.

Shareholders' equity decreased $51,000 during the first six months of 2008.  Retained earnings increased $1,692,000 from net income and decreased $1,343,000 for shareholder dividends and $268,000 from stock repurchases.  Common stock increased $59,000 from recognition of compensation expense associated with vesting of stock options.  Common stock decreased $18,000 from stock buy backs.  Additionally, the Company had other comprehensive loss from unrealized losses in its securities available for sale portfolio, net of tax, of $173,000 for the six months ended June 30, 2008.

At June 30, 2008, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$87,158	10.43%	$66,842	8.0%	$83,552	10.0%
Indiana Community Bancorp Consolidated	$89,114	10.65%	$66,944	8.0%	$83,680	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$79,509	9.52%	$33,421	4.0%	$50,131	6.0%
Indiana Community Bancorp Consolidated	$81,465	9.74%	$33,472	4.0%	$50,208	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$79,509	8.70%	$36,550	4.0%	$45,688	5.0%
Indiana Community Bancorp Consolidated	$81,465	8.90%	$36,604	4.0%	$45,755	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2008, the Bank had $126,782,000 in such borrowings.  In addition at June 30, 2008, the Bank had commitments to purchase loans of $8,576,000, as well as commitments to fund loan originations of $44,275,000, unused home equity lines of credit of $42,730,000 and unused commercial lines of credit of $74,616,000, as well as commitments to sell loans of $65,274,000.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended June 30, 2008 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2007.  The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continues to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007, except that the following risk factor is added to those in the Company Form 10-K:

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster.  A significant portion of our loan portfolio is secured by real estate.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Historically, Indiana has experienced, on occasion, significant natural disasters, including tornadoes and floods.  The availability of insurance for losses for such catastrophes is limited.  Our operations could also be interrupted by such natural disasters.  Acts of nature, including tornadoes and floods, which may cause uninsured damage and other loss of value to real estate that secures our loans or interruption in our business operations, may also negatively impact our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended June 30, 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2008	-	$00.00	-	156,612
May 2008	-	$00.00	-	156,612
June 2008	-	$00.00	-	156,612
Second Quarter	-	$00.00	-	156,612

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

Item 3. Defaults Upon Senior Securities
N/A

Item 4.  Submission of Matters to a Vote of Security Holders

On April 22, 2008, the Corporation held its Annual Meeting of Shareholders.  A total of 2,879,780 shares were present in person or by proxy at the meeting.  The following director nominees received the following votes and votes withheld at that meeting:
For                      Votes Withheld
John K. Keach, Jr.                                                                            2,800,647                        79,133
(three year term)
David W. Laitinen, M.D.                                                                2,785,616                        94,164
(three year term)

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Term Expiring
John T. Beatty	2010
William J. Blaser.	2010
Harold Force	2010
John M. Miller	2009
Harvard W. Nolting, Jr.	2009

The proposition described below, having received a vote, in person or by proxy, of the more favorable votes than votes cast against the proposition, was declared to be duly adopted by the shareholders of the Corporation.

	For	Against	Abstain
Approval of amendment to the Corporation’s Articles of Incorporation changing the Corporation’s name from Home Federal Bancorp to Indiana Community Bancorp.	2,796,095	64,401	19,284

	For	Against	Abstain
Approval and ratification of the appointment of BKD, LLP as auditors for Indiana Community Bancorp for the year ended December 31, 2008.	2,736,673	123,471	19,636

Item 5.  Other information
N/A

Item 6.  Exhibits

3(1)   Restated Articles of Incorporation of Indiana Community Bancorp (incorporated by reference to
Exhibit 3.1 to Registrant’s Form 8-K filed April 28, 2008).

3(2)   Amended and Restated Code of By –Laws of Indiana Community Bancorp (incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed April 28, 2008).

10(1) Form of Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 23, 2008).

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

                                                                                                                                              Indiana Community Bancorp

Date:	August 5, 2008
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

3(1)	Restated Articles of Incorporation of Indiana Community Bancorp	Incorporated by reference to Exhibit 3.1 to Registrant’s Form 8-K filed April 28, 2008.
3(2)	Amended and Restated Code of By –Laws of Indiana Community Bancorp	Incorporated by reference to Exhibit 3.2 to Registrant’s Form 8-K filed April 28, 2008.
10(1)	Form of Long-Term Incentive Plan Award Agreement	Incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 23, 2008.
31(1)	Certification required by 12 C.F.R. 240.13a-14(a).	Attached
31(2)	Certification required by 12 C.F.R. 240.13a-14(a).	Attached
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Attached