Form 10-Q
period 2008-09-30
INDIANA COMMUNITY BANCORP
filed 2008-11-10
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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
YES [X]                      NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act.

            Large accelerated filer [  ]                                               Accelerated filer [X]                                           Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2008.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2008	2007

Assets:	(unaudited)
Cash and cash equivalents	$31,449	$40,552
Securities available for sale at fair value (amortized cost $60,308 and $62,551)	60,157	62,306
Securities held to maturity at amortized cost (fair value $4,154 and $1,558)	4,516	1,557
Loans held for sale (fair value $3,628 and $7,250)	3,551	7,112
Portfolio loans:
Commercial loans	215,682	207,590
Commercial mortgage loans	331,903	269,035
Residential mortgage loans	121,650	142,481
Second and home equity loans	103,463	103,560
Other consumer loans	22,690	27,345
Unearned income	(333)	(165)
Total portfolio loans	795,055	749,846
Allowance for loan losses	(8,010)	(6,972)
Portfolio loans, net	787,045	742,874

Premises and equipment	15,386	15,599
Accrued interest receivable	3,905	4,670
Goodwill	1,394	1,875
Other assets	35,790	32,261
TOTAL ASSETS	$943,193	$908,806

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$81,187	$69,728
Interest checking	96,229	103,624
Savings	41,738	37,513
Money market	159,606	185,803
Certificates of deposits	310,208	301,146
Retail deposits	688,968	697,814
Brokered deposits	9,169	9,174
Public fund certificates	14,423	563
Wholesale deposits	23,592	9,737
Total deposits	712,560	707,551

FHLB borrowings	126,776	99,349
Short term borrowings	-	20
Junior subordinated debt	15,464	15,464
Accrued taxes, interest and expense	3,304	2,981
Other liabilities	16,003	15,987
Total liabilities	874,107	841,352

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: None
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,369,965	20,403	20,305
Retained earnings, restricted	49,568	48,089
Accumulated other comprehensive loss, net	(885)	(885)

Total shareholders' equity	69,086	67,454
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$943,193	$908,806

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income:
Short term investments	$57	$162	$450	$917
Securities	704	686	2,063	1,995
Commercial loans	3,197	3,857	9,747	10,747
Commercial mortgage loans	4,822	4,341	13,776	12,263
Residential mortgage loans	2,018	2,601	6,619	7,993
Second and home equity loans	1,527	1,852	4,732	5,506
Other consumer loans	468	564	1,453	1,736
Total interest income	12,793	14,063	38,840	41,157

Interest Expense:
Checking and savings accounts	157	367	673	1,298
Money market accounts	634	1,572	2,256	4,258
Certificates of deposit	2,863	3,665	9,505	10,725
Total interest on retail deposits	3,654	5,604	12,434	16,281

Brokered deposits	112	123	335	552
Public funds	62	29	109	41
Total interest on wholesale deposits	174	152	444	593
Total interest on deposits	3,828	5,756	12,878	16,874

FHLB borrowings	1,297	1,065	3,825	2,830
Other borrowings	1	1	1	8
Junior subordinated debt	175	279	594	824
Total interest expense	5,301	7,101	17,298	20,536

Net interest income	7,492	6,962	21,542	20,621
Provision for loan losses	987	286	3,271	789
Net interest income after provision for loan losses	6,505	6,676	18,271	19,832

Non Interest Income:
Gain on sale of loans	359	419	1,158	1,107
Loss on securities	(18)	-	(437)	-
Investment advisory services	419	498	1,371	1,383
Service fees on deposit accounts	1,897	1,719	5,051	4,882
Loan servicing income, net of impairment	139	130	413	426
Miscellaneous	589	578	1,690	1,669
Total non interest income	3,385	3,344	9,246	9,467

Non Interest Expenses:
Compensation and employee benefits	3,967	4,169	12,432	12,297
Occupancy and equipment	1,079	1,032	3,147	3,016
Service bureau expense	493	432	1,434	1,223
Marketing	167	312	1,061	873
Miscellaneous	1,372	1,412	4,173	5,049
Total non interest expenses	7,078	7,357	22,247	22,458

Income before income taxes	2,812	2,663	5,270	6,841
Income tax provision	1,010	962	1,776	2,360
Net Income	$1,802	$1,701	$3,494	$4,481

Basic earnings per common share	$0.54	$0.49	$1.04	$1.28
Diluted earnings per common share	$0.54	$0.48	$1.04	$1.25

Basic weighted average number of shares	3,358,079	3,457,603	3,360,199	3,512,479
Dilutive weighted average number of shares	3,358,079	3,518,623	3,360,199	3,592,684
Dividends per share	$0.120	$0.200	$0.520	$0.600

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income			3,494		3,494
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $(39)				55	55
Total comprehensive income					3,549

Stock repurchased	(11,886)	(18)	(268)		(286)
Stock compensation expense		116			116
Cash dividends ($.520 per share)			(1,747)		(1,747)
Balance at September 30, 2008	3,358,079	$20,403	$49,568	$(885)	$69,086

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2006	3,610,218	$17,081	$55,137	$(937)	$71,281

Comprehensive income:
Net income			4,481		4,481
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $(31)				58	58
Total comprehensive income					4,539

Stock options exercised	145,148	3,259			3,259
Stock repurchased	(293,327)	(437)	(8,086)		(8,523)
Stock compensation expense		98			98
Tax benefit related to exercise of non-qualified stock options		321			321
Cash dividends ($.600 per share)			(2,095)		(2,095)
Balance at September 30, 2007	3,462,039	$20,322	$49,437	$(879)	$68,880

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended
(unaudited)	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$3,494	$4,481
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,020	1,219
Provision for loan losses	3,271	789
Stock based compensation expense	116	98
Benefit for deferred income taxes	(742)	(414)
Net gain from sale of loans	(1,158)	(1,107)
Loss on securities	437	-
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(56)	(62)
Loan fees deferred, net	266	87
Proceeds from sale of loans held for sale	99,475	71,178
Origination of loans held for sale	(94,756)	(69,723)
(Increase) decrease in accrued interest and other assets	(1,589)	2,295
Increase (decrease) in other liabilities	1,217	(1,645)
Net Cash From Operating Activities	10,995	7,196

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(43,424)	(26,594)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	87	10
Securities available for sale	12,406	2,492
Sales of:
Securities available for sale	11,109	3,205
Real estate owned and other asset sales	1,077	523
Purchases of:
Loans	(5,396)	(16,521)
Securities held to maturity	(3,027)	-
Securities available for sale	(21,722)	(9,927)
Return of joint ventures	-	10
Cash paid in acquisition of brokerage business	(100)	-
(Acquisition)/disposal of property and equipment	(813)	747
Net Cash Used In Investing Activities	(49,803)	(46,055)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	5,009	(39,180)
Proceeds from advances from FHLB	62,500	20,000
Repayment of advances from FHLB	(35,073)	(4,968)
Net proceeds from / (net repayments of) overnight borrowings	(20)	162
Common stock options exercised	-	3,259
Repurchase of common stock	(286)	(8,523)
Excess tax benefit related to stock based compensation	-	321
Payment of dividends on common stock	(2,425)	(2,128)
Net Cash From / (Used In) Financing Activities	29,705	(31,057)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(9,103)	(69,916)
Cash and cash equivalents, beginning of period	40,552	106,063
Cash and Cash Equivalents, End of Period	$31,449	$36,147

Supplemental Information:
Cash paid for interest	$17,410	$20,653
Cash paid for income taxes	$1,635	$3,942
Non cash items:
Assets acquired through foreclosure	$1,112	$477
Acquisition of broker dealer within accounts payable	$-	$200
Dividends Payable	$-	$692

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at September 30, 2008, and for the nine months ended September 30, 2008 and 2007, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and nine-month period ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic EPS:
Weighted average common shares	3,358,079	3,457,603	3,360,199	3,512,479

Diluted EPS:
Weighted average common shares	3,358,079	3,457,603	3,360,199	3,512,479
Dilutive effect of stock options	-	61,020	-	80,205
Weighted average common and incremental shares	3,358,079	3,518,623	3,360,199	3,592,684

Weighted average anti-dilutive options	433,402	40,317	339,844	14,722

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the nine month periods ended September 30, 2008 and 2007. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Nine months ended September 30, 2008
Unrealized gains/(losses) from securities available for sale	$94	$(39)	$55	$(151)	$50	$(101)
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$94	$(39)	$55	$(1,449)	$564	$(885)

Nine months ended September 30, 2007
Unrealized gains/(losses) from securities available for sale	$89	$(31)	$58	$(446)	$159	$(287)
Supplemental Retirement Plan obligations adjustments	-	-	-	(980)	388	(592)
Total accumulated other Comprehensive income/(loss)	$89	$(31)	$58	$(1,426)	$547	$(879)

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

6. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  However, as of June 30, 2007, the latest actuarial valuation, the total plan assets exceeded the actuarially determined value of accrued benefits.  The Company recorded pension expenses of $606,000 and $900,000 for the nine months ended September 30, 2008, and 2007, respectively.  No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2008 and 2007, respectively. The Company choose to freeze its defined benefit pension plan effective April 1, 2008.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  These changes resulted in a $206,000 net decrease to expense for the nine months ended September 30, 2008 compared to the same period ended September 30, 2007.  Management projects the net impact on the Company’s expense, in the last quarter of 2008 as compared to the same period of 2007, from these benefit changes will be a reduction of $140,000.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and nine months ended September, 2008 and 2007, is estimated as follows: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2008	2007	2008	2007

Service cost	$26	$25	$78	$74
Interest cost	61	56	183	167
Amortization of prior service cost	13	14	40	41
Amortization of actuarial(gains)/losses	11	10	33	29

Net periodic benefit cost	$111	$105	$334	$311

The Bank previously disclosed in its financial statements for the year ended December 31, 2007, that it expected to pay benefits of $226,000 in 2008.  As of September 30, 2008, the Bank has paid $156,000 in benefits and presently anticipates paying an additional $47,000 in fiscal 2008.

7. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluated goodwill for impairment as of June 30, 2008.  Management determined that there was no impairment charge resulting from its impairment test.

In the third quarter of 2008 the Company sold its retail brokerage business for approximately book value recouping the investment in goodwill and the remaining value of the customer list intangible asset.  This sale resulted in a decrease in goodwill and customer list intangible asset of $481,000 and $142,000, respectively.

8. Repurchases of Company Stock
During the nine months ended September 30, 2008, the Company repurchased 11,886 shares at an average price of $24.06.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of September 30, 2008, there are 156,612 shares remaining to be repurchased under this program.

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

10. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At September 30, 2008 and December 31, 2007, these contingent obligations were approximately $3.8 million and $7.5 million, respectively.  Management believes it is remote that, as of September 30, 2008, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.  (dollars in thousands)

	September 30, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Securities available for sale	$-	$60,082	$75	$60,157
Interest rate swap	-	15	-	15

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended September 30, 2008.  (dollars in thousands)

Total Fair Value Measurements
Level 3 Instruments Only	Available for Sale Debt Securities
Balance, June 30, 2008	$76
Total gains or losses (realized/unrealized):
Included in earnings	(1)

Balance, September 30, 2008	$75

The following table presents realized and unrealized gains and losses included in net income for the three months ended September 30, 2008.  (dollars in thousands)

Total Gains and Losses
Level 3 Instruments Only	Available for Sale Debt Securities
Classification of gains and losses (realized/unrealized) included in earnings for the three months ended September 30, 2008
Non interest income	$(1)

Total	$(1)

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the nine months ended September 30, 2008.  (dollars in thousands)

Total Fair Value Measurements
Level 3 Instruments Only	Available for Sale Debt Securities
Balance, December 31, 2007	$76
Total gains or losses (realized/unrealized):
Included in earnings	(1)

Balance, September 30, 2008	$75

The following table presents realized and unrealized gains and losses included in net income for the nine months ended September 30, 2008.  (dollars in thousands)
Total Gains and Losses
Level 3 Instruments Only	Available for Sale Debt Securities
Classification of gains and losses (realized/unrealized) included in earnings for the three months ended September 30, 2008
Non interest income	$(1)

Total	$(1)

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008.  (dollars in thousands)
	September 30, 2008
	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Fair Value
Impaired loans	-	-	9,198	9,198

At September 30, 2008 impaired loans under SFAS No. 114 which had an evaluation adjustment during 2008 had an aggregate cost of $9.2 million and had been written down to a fair value of $9.1 million measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

12. Impairment of Investments
In the second quarter of 2008 the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund.  During the second quarter, the net asset value of the Fund declined significantly due to liquidity concerns within the mortgage backed securities market combined with the downgrade of certain securities in the Fund’s portfolio by various ratings agencies.  The Company has redeemed its shares in the Fund for cash and securities in July 2008 resulting in an additional impairment of $17,000 in the quarter ended September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expense. This statement requires that loans acquired in a purchase business combination be recorded at the fair value with no related valuation allowance.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s financial position or results of operations.

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

FASB staff position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, was posted October 10, 2008.  This FASB Staff Position (FSP) clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.    This FSP shall be effective upon issuance, including prior periods for which financial statements have not been issued.  Management has determined the adoption of FSP FAS 157-3 did not have a material effect on the Company’s consolidated financial statements.

14.  Subsequent Event
The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year, and in particular, the last several weeks. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent weeks, volatility and disruption in the capital and credit markets has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Pursuant to the EESA, the U.S. Department of Treasury (the “Treasury”) has the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury also announced it will offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

Although both the Company and the Bank currently meet all applicable regulatory capital requirements and remain well capitalized, they are both close to the applicable well capitalized thresholds, and the Company has preliminarily determined that obtaining additional Tier 1 capital pursuant to the CPP is advisable. As a result, the Company filed an initial application on November 3, 2008 with the Treasury pursuant to the CPP seeking approval to sell $21,500,000 in preferred stock to the Treasury (which will equal 2.5% of its total risk weighted assets as of September 30, 2008).

The general terms of the preferred stock to be issued by the Company under the CPP are expected to be as follows:

•
Dividends at the rate of 5% per annum, payable quarterly in arrears, are required to be paid on the preferred stock for the first five years and dividends at the rate of 9% per annum are required thereafter until the stock is redeemed by the Company;

•
Without the prior consent of the Treasury, the Company will be prohibited from increasing its common stock dividends or repurchasing its common stock for the first three years while Treasury is an investor;

•
During the first three years the preferred stock is outstanding, the Company will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of the Company in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury ($5,375,000 assuming the Company issues $21,500,000 in preferred stock to the Treasury under the CPP). After the first three years, the preferred stock can be redeemed at any time with any available cash;

•
Under the CPP, the Company is also required to issue the Treasury warrants entitling the Treasury to buy an amount of the Company’s common stock equal to 15% of the Treasury’s total investment in the preferred stock (estimated to be approximately 190,000 shares of common stock based on current market prices); and

•	The Company must agree to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible.

The Company’s participation in the CPP will remain subject to various contingencies, including, but not limited to, acceptance by the Treasury of its application, review and approval of the preferred stock investment documents by the Company’s Board of Directors, and verification that the Company can otherwise comply with various other detailed requirements of the investment. In the event the Company ultimately elects to participate in the CPP, the Company anticipates using the proceeds from the preferred stock sale to increase its overall capital levels, provide funds for additional loans, pay down some existing indebtedness, and for other general corporate purposes.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Board of Governors of the Federal Reserve System, and consulting with the President, Secretary Paulson signed the systemic risk exception to the Federal Deposit Insurance Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until December 5, 2008, without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Corporation is assessing its participation in the Temporary Liquidity Guarantee Program but has not yet made a definitive decision as to whether it will participate.

Part I, Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains statements that constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this Form 10-Q and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company.  Readers of this Form 10-Q are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-Q identifies important factors that could cause such differences.  These factors include changes in interest rates, charge-offs and loan loss provisions, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, turmoil and governmental intervention in the financial services industry, changes in the financial condition of issuers of the Company’s investments and borrowers, changes in economic condition of the Company’s market area, increases in compensation and employee expenses, or unanticipated results in pending legal proceedings or regulatory proceedings.

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

The Company has decided to file an application under the Troubled Asset Relief Program Capital Purchase Program with the U. S. Department of Treasury seeking approval to sell $21,500,000 in preferred stock to the Treasury.  See Subsequent Event footnote 14 to the Company’s financial statements included in this Quarterly Report and Item 1A Risk Factors for further information related to this decision.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2008 Compared to Quarter Ended September 30, 2007

General
The Company reported net income of $1,802,000 for the quarter ended September 30, 2008, compared to $1,701,000 for the quarter ended September 30, 2007, an increase of $101,000 or 5.9%. Basic earnings per common share for the current quarter were $0.54 compared to $0.49 for the quarter ended September 30, 2007.  Diluted earnings per common share were $0.54 for the quarter ended September 30, 2008, compared to $0.48 for the quarter ended September 30, 2007.

Net Interest Income
Net interest income before provision for loan losses increased $530,000 or 7.6% for the quarter ended September 30, 2008, compared to the quarter ended September 30, 2007.  This increase was due primarily to a $60,621,000 growth in the average balance of interest bearing assets for the quarter ended September 30, 2008, as compared to the quarter ended September 30, 2007.  The net interest margin remained constant at 3.51% for the quarters ended  September 30, 2008 and 2007.

Provision for Loan Losses
The provision for loan losses increased $701,000 for the quarter ended September 30, 2008 to $987,000 compared to $286,000 for the quarter ended September 30, 2007.  The provision for loan losses increased during the quarter primarily due to  net charge offs of $626,000 for the quarter, a $17,276,000 third quarter increase in the loan portfolio and a $2,265,000 quarterly increase in non performing loans in the portfolio.  The net charge offs in the third quarter were primarily due to a charge off of $548,000 related to a $3.2 million condominium development loan that had been classified as non performing during the second quarter of 2008.  Management continues to pursue various actions to mitigate the ultimate loss on this project.

The allowance for loan losses increased $361,000 during the third quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans and growth in the commercial loan portfolio.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended September 30, 2008 and 2007 is as follows:

Quarter ended September 30: (in thousands)	2008	2007

Allowance beginning balance	$7,649	$6,524
Provision for loan losses	987	286
Charge-offs	(762)	(169)
Recoveries	136	116
Allowance ending balance	$8,010	$6,757

Allowance to Total Loans	1.00%	.92%
Allowance to Nonperforming Loans	52%	58%

Net interest income after provision for loan losses was $6,505,000 for the three month period ended September 30, 2008, a decrease of $171,000 or 2.6%, compared to $6,676,000 for the three month period ended September 30, 2007.

Interest Income
Total interest income for the three month period ended September 30, 2008, decreased $1,270,000 or 9.0% from $14,063,000 for the quarter ending September 30, 2007 to $12,793,000 for the quarter ending September 30, 2008.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest earning assets decreased 110 basis points to 5.99% in the three month period ended September 30, 2008, as compared to 7.09% in the three month period ended September 30, 2007.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 318 basis points over the two comparative quarters.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $60,621,000 in the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007.  The average balance of higher yielding commercial and commercial mortgage loans increased $21,619,000 and $70,311,000, respectively, for the three month period ended September 30, 2008, as compared to the three month period ended September 30, 2007, while the average balances of lower yielding residential mortgage loans decreased $27,401,000 over the same two comparative periods, as the Company continues to sell substantially all new mortgage loan originations in the secondary market.

Interest Expense
Total interest expense for the three month period ended September 30, 2008 decreased $1,800,000 or 25.4% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 109 basis points, from the three month period ended September 2007 to the three month period ended September 2008 quarter.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $57,667,000 in average interest bearing liabilities offset the decrease in interest rates for the three month period.  Average balances of FHLB advances increased $43,728,000 primarily for funding needs related to the commercial loan portfolio.  Various deposit categories had changes in average balances including demand accounts which increased $10,596,000; money market savings accounts decreased $8,599,000; public fund certificates of deposit increased $6,983,000 and interest bearing checking accounts increased $5,223,000.

Non Interest Income
Total non interest income remained relatively constant increasing $41,000 or 1.2% to $3,385,000 for the quarter.  The primary reason for the variance in the two comparative quarter’s non interest income was an increase in service fees on deposits.  During the third quarter of 2008, service fees on deposits increased $178,000 due to increased fee income from commercial deposit accounts as well as an increase in overdraft fees implemented during the third quarter.  Gain on sale of loans decreased $60,000 during the third quarter due to decreased origination volumes.  Investment advisory services decreased $79,000 during the third quarter.  The Company sold its investment advisory services during the third quarter of 2008.

Non Interest Expenses
Non interest expenses decreased $279,000 or 3.8% to $7,078,000 for the quarter.  Decreases in non interest expense included compensation and employee benefits, $202,000 or 4.9%, and marketing expenses, $145,000 or 46.5%.  During the third quarter the Company announced a workforce reduction of 26 positions or approximately 10% of the Company’s workforce.  This workforce reduction was completed during the third quarter.  All severance costs associated with the workforce reduction were included in expense for the third quarter.  Management anticipates a cost savings of approximately $750,000 annually related to the workforce reduction beginning in the fourth quarter.  Marketing expense decreased $145,000 for the quarter due to the timing of advertising associated with the name change.  The Company anticipates total marketing cost for 2008 to approximate the average marketing expense over the previous two years.  Service bureau expense increased $61,000 or 14.1% due to additional services acquired to enhance the Company’s on-line banking and cash management product line.

Taxes
The effective tax rate for the quarters ended September 30, 2008 and September 30, 2007, was 35.9% and 36.1%, respectively. Both periods’ tax calculation includes the benefit of approximately $550,000 of tax-exempt income partially offset by the effect of nondeductible expenses.

RESULTS OF OPERATIONS:
Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

General
The Company reported net income of $3,494,000 for the nine months ended September 30, 2008, compared to $4,481,000 for the nine months ended September 30, 2007, a decrease of $987,000.  Basic earnings per common share for the current nine months were $1.04 compared to $1.28 for the nine months ended September 30, 2007.  Diluted earnings per common share were $1.04 for the nine months ended September 30, 2008, compared to $1.25 for the nine months ended September 30, 2007.  Unusual charges for the nine months ended September 30, 2008 include a second quarter provision for loan losses of $1,924,000 and loss on investment securities of $419,000.  The Company’s net income for the nine month period ended September 30, 2007 included one time charges of $788,000 resulting from expenses related to an employee termination, as well as a $200,000 charge associated with the write down of a building the Company donated to a local non profit organization.

Net Interest Income
Net interest income before provision for loan losses increased $921,000 or 4.5% for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.  This increase was due primarily to a $58,937,000 growth in the average balance of interest earning assets for the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007.  Average interest bearing liabilities increased $57,988,000 in the first nine months of 2008, compared to the first nine months of the prior year.  The growth in average interest earning assets more than offset the 10 basis point decline in net interest margin for the first nine months of 2008 when compared to 2007, resulting in the increase to net interest income.  The net interest margin declined 10 basis points to 3.37% in the nine months ended September 30, 2008 compared to 3.47% for the nine months ended September 30, 2007.

Provision for Loan Losses
The provision for loan losses increased $2,482,000 for the nine months ended September 30, 2008 to $3,271,000 compared to $789,000 for the nine months ended September 30, 2007.  Net charge offs were $2,233,000 for the nine months ended September 30, 2008 representing an annualized net charge off ratio of 0.39% compared to net charge offs of $630,000 representing an annualized net charge off ratio of 0.12% for the nine months ended September 30, 2007.  Factors impacting provision expense in the nine months ended September 30, 2008, included $300,000 for probable flood damage sustained in the Company’s market; $100,000 of charge offs resulting from flood damage; a $600,000 write down of a $3.0 million residential land development loan; a $548,000 charge off related to a $3.2 million condominium development loan, as well as growth of $70,960,000 in commercial and commercial real estate loans during the first nine months of 2008.  Management continues to pursue several possible courses of action to mitigate the ultimate losses on the loans noted above and with respect to the other problem loans in its portfolio.  However, it is currently too early to determine if any of these actions will be successful.

The allowance for loan losses increased $1,038,000 during the first nine months.  The increase in the allowance for loan losses during the first nine months was a result of the increase in non performing loans and growth in the commercial loan portfolio.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the nine month periods ended September 30, 2008 and 2007 is as follows:

Nine months ended September 30: (in thousands)	2008	2007

Allowance beginning balance	$6,972	$6,598
Provision for loan losses	3,271	789
Charge-offs	(2,515)	(1,012)
Recoveries	282	382
Allowance ending balance	$8,010	$6,757

Allowance to Total Loans	1.00%	.92%
Allowance to Nonperforming Loans	52%	58%

Net interest income after provision for loan losses was $18,271,000 for the nine month period ended September 30, 2008, a decrease of $1,561,000 or 7.9%, compared to $19,832,000 for the nine month period ended September 30, 2007.

Interest Income
Total interest income for the nine month period ended September 30, 2008, decreased $2,317,000 or 5.6%, to $38,840,000 compared to $41,157,000, for the same period of the prior year.  Two primary factors resulted in the decrease in interest income recorded.  First the weighted average rate earned on interest bearing assets decreased 84 basis points to 6.09% in the nine month period ended September 30, 2008, as compared to 6.93% in the nine month period ended September 30, 2007.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 279 basis points over the two nine month periods.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $58,937,000 in the nine month period ended September 30, 2008, as compared to the nine month period ended September 30, 2007.  The average balance of higher yielding commercial and commercial mortgage loans increased $29,829,000 and $58,373,000 respectively, for the nine month period ended September 30, 2008 as compared to the nine month period ended September 30, 2007, while the average balances of lower yielding residential mortgage loans decreased $26,148,000 over the same two comparative periods.

Interest Expense
Total interest expense for the nine month period ended September 30, 2008 decreased $3,238,000 or 15.8% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 77 basis points, from the nine month period ended September 30, 2007 as compared to the nine month period ended September 30, 2008.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $57,988,000 in average interest bearing liabilities offset the decrease in interest expense.  Average balances of FHLB advances increased $46,208,000; money market savings accounts increased $4,225,000; public fund certificates of deposit increased $3,603,000; interest checking increased $3,314,000 over the two nine month comparative periods.  The increase in FHLB advances was used to fund growth in the commercial loan portfolio.

Non Interest Income
Total non interest income decreased $221,000 or 2.3% to $9,246,000 for the nine month period ended September 30, 2008.  The Company recorded a loss of $437,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund.  Partially offsetting this loss was the increase in service fees on deposit accounts of $169,000 resulting from increases in interchange fees and commercial deposit  fees.

Non Interest Expenses
Non interest expenses decreased $211,000 or 0.9% to $22,247,000 for the nine month period ended September 30, 2008, as compared to the same period ended September 30, 2007.  This decrease is the net result of various increased expense line items that were then offset by a decrease in miscellaneous expense.  The decrease in miscellaneous expense of $876,000 for the two comparative periods primarily resulted from one-time expenses incurred in the first nine months of 2007.  The prior year included a pre-tax charge of $788,000 related to an employee termination, as well as the $200,000 write down of the donated building.

Increases occurring in non-interest expenses included compensation and employee benefits, $135,000 or 1.1%; occupancy and equipment, $131,000 or 4.3%; service bureau expense of $211,000 or 17.3%; and marketing expenses, $188,000 or 21.5%.  Compensation and employee benefits expense increased $135,000 or 1.1% for the year due to additional salary and incentive compensation expense for the new commercial lending, cash management and commercial credit staff in Indianapolis, an increase in the Company match on the 401(k) and normal annual salary increases.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of salary.  The increase in the Company’s 401(k) match for the nine month period ended September 30, 2008 was $88,000 compared to the same nine month period of the prior year.  The Company froze its defined benefit pension plan effective April 1, 2008 which decreased pension expense by $294,000 over the two comparative periods.  As presented in the quarterly discussion the Company reduced its workforce by approximately 10% in the third quarter of 2008.  The impact of the work force reduction on compensation expense will begin in the fourth quarter.  Occupancy and equipment expenses increased $131,000 or 4.3% due primarily to rent expense associated with four branch offices involved in a sale leaseback transaction in the third quarter of 2007 and increased real estate tax expense.  Service bureau expense increased $211,000 or 17.3% due to additional services acquired to enhance the Company’s on-line banking and cash management product line.   Marketing expense increased $188,000 for the nine month period ended September 30, 2008 compared to the same nine month period of the prior year due to the timing of advertising associated with the Bank’s name change to Indiana Bank and Trust Company.  The Company anticipates total marketing cost for 2008 to approximate the average marketing expense over the previous two years.

Taxes
The effective tax rate for the nine months ended September 30, 2008 and September 30, 2007, was 33.7% and 34.5%, respectively.  The applicable income tax expense for both periods includes the benefit of tax-exempt income partially offset by the effect of nondeductible expenses.  Due to the decrease in income before taxes in 2008, the percentage of pretax income which is subject to federal tax has decreased.  This results in a lower percentage of the Company’s pretax income being subject to tax which was the primary cause for a decrease in the effective tax rate.

Asset Quality
Nonperforming assets to total assets increased to 1.66% at September 30, 2008 from 1.29% at December 31, 2007.  Nonperforming loans to total gross loans increased to 1.91% at September 30, 2008 from 1.51% at December 31, 2007.  A commercial relationship of approximately $2,600,000 was added to non-accrual status in June.  This relationship is secured by a condominium complex which is experiencing slow sales.  The Company continues to pursue workout strategies on two commercial relationships previously carried in non-accrual status totaling approximately $5.5 million.  One commercial loan of $3.1 million is secured by accounts receivable, inventory and facilities.  The other $2.4 million commercial relationship is a residential land development loan, secured by the underlying collateral, which was subject to a $600,000 charge off in the second quarter of 2008.  A reduction of non performing assets occurred in June 2008 due to a $950,000 relationship which was taken into real estate owned and subsequently sold in the same month.  The allowance for loan losses increased to $8,010,000 as of September 30, 2008 compared to $6,972,000 at December 31, 2007.  The ratio of the allowance for loan losses to total loans was 1.00% at September 30, 2008 compared to .92% at December 31, 2007.  During the nine month period ended September 30, 2008, the Company’s loan portfolio increased $45,209,000 primarily through $70,960,000 of growth in the commercial and commercial mortgage loans being offset by decreases of $20,831,000 in residential mortgages; $97,000 in seconds and home equities and $4,655,000 in other consumer loans.  Management’s analysis of the unallocated portion of the allowance included an addition of $300,000 for probable losses associated with flood damage experienced in the Company’s market area in June 2008.  See further discussion in the critical accounting policies regarding the unallocated allowance.

FINANCIAL CONDITION:
Total assets as of September 30, 2008, were $943,193,000, which was an increase of $34,387,000 or 3.8% from December 31, 2007, total assets of $908,806,000.  Changes within the various balance sheet categories included a $9,103,000 decrease in cash and due from banks.  Cash and due from banks decreased to fund deposit decreases primarily associated with public fund entities.  FHLB advances increased $27,427,000 during the nine month period ended September 30, 2008.  These funds were used to support the expansion in portfolio loans which increased $45,209,000.  The increase in portfolio loans resulted in a changing mix of the various loan categories.  Commercial and commercial mortgages increased $70,960,000 as the Company continues to expand its commercial presence in the Indianapolis market.  Residential loans balances continue to decline, decreasing $20,831,000 as the Company continues to sell the majority of its residential loan originations.  Consumer loans decreased $4,655,000 due to the Company decision in 2006 to no longer originate indirect auto loans.  Total retail deposits decreased $8,846,000 for the nine month period ended September 30, 2008.  Retail deposit category fluctuations include increased demand accounts of $11,459,000, of which $9,903,000 was obtained from business accounts.  Interest checking decreased $7,395,000, which was the net result of a $9,909,000 decrease in public fund interest checking balances and an increase of $2,625,000 in consumer interest checking balances.  The decrease in public fund interest checking balances reflects a normal seasonal trend as many of the Bank’s public entity customers maintain larger balances at year end.  Money market deposit accounts decreased $26,197,000 in the first nine months of 2008 due primarily to declining money market rates.

Shareholders' equity increased $1,632,000 during the first nine months of 2008.  Retained earnings increased $3,494,000 from net income and decreased $1,747,000 for shareholder dividends and $268,000 from stock repurchases.  Common stock increased $116,000 from recognition of compensation expense associated with vesting of stock options.  Common stock decreased $18,000 from stock buy backs.  Additionally, the Company had other comprehensive gain from unrealized gains in its securities available for sale portfolio, net of tax, of $55,000 for the nine months ended September 30, 2008.

At September 30, 2008, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$90,293	10.62%	$68,016	8.0%	$85,021	10.0%
Indiana Community Bancorp Consolidated	$91,587	10.76%	$68,112	8.0%	$85,140	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$82,283	9.68%	$34,008	4.0%	$51,012	6.0%
Indiana Community Bancorp Consolidated	$83,577	9.82%	$34,056	4.0%	$51,084	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$82,283	8.87%	$37,108	4.0%	$46,386	5.0%
Indiana Community Bancorp Consolidated	$83,577	9.00%	$37,162	4.0%	$46,453	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank

(“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2008, the Bank had $126,776,000 in such borrowings.  In addition at September 30, 2008, the Bank had commitments to purchase loans of $9,438,000, as well as commitments to fund loan originations of $27,914,000, unused home equity lines of credit of $39,907,000 and unused commercial lines of credit of $68,778,000, as well as commitments to sell loans of $47,803,000.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended September 30, 2008 are not materially different from the results presented on page 17 of the Company’s annual report for the twelve month period ended December 31, 2007.  The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continues to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2007, except that the following risk factors are added to those in the Company Form 10-K:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to problem loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

The Soundness of Other Financial Institutions Could Adversely Affect Us. Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See the “Subsequent Event” footnote 14 to the financial statements. It is not clear at this time what impact, EESA, TARP, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The extreme levels of volatility and limited credit availability currently being experienced could continue to effect the U.S. banking industry and the broader U.S. and global economies, which will have an affect on all financial institutions, including the Company.

In addition to the legislation mentioned above, federal and state governments could pass additional legislation responsive to current credit conditions. As an example, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that reduces the amount the Bank’s borrowers are otherwise contractually required to pay under existing loan contracts. Also, the Bank could experience higher credit losses because of federal or state legislation or regulatory action that limits its ability to foreclose on property or other collateral or makes foreclosure less economically feasible.

Possible Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund.  The Bank is considering participating in the FDIC's Temporary Liquidity Guanrantee Program which could increase its insurance premiums.

Current economic conditions have increased expectations for bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized). The plan also proposes changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. Further increases in premium assessments would increase the Company’s expenses.

Future Reduction in Liquidity in the Banking System. The Federal Reserve Bank has been providing vast amounts of liquidity in to the banking system to compensate for weaknesses in short-term borrowing markets and other capital markets. A reduction in the Federal Reserve’s activities or capacity could reduce liquidity in the markets, thereby increasing funding costs to the Bank or reducing the availability of funds to the Bank to finance its existing operations.

Our Participation in the TARP Capital Purchase Program May Adversely Affect the Value of Our Common Stock and the Rights of Our Common Stockholders. The terms of the preferred stock the Company will issue under the TARP Capital Purchase Program  if its application is accepted by the Treasury and the transaction closes could reduce investment returns to the Company’s common stockholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company will be prohibited from increasing its common stock dividends or repurchasing shares of its common stock for the first three years while the Treasury holds the preferred stock.

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital.

Finally, the Company will be prohibited from continuing to pay dividends on its common stock unless it has fully paid all required dividends on the preferred stock issued to the Treasury. Although the Company fully expects to be able to pay all required dividends on the preferred stock (and to continue to pay dividends on its common stock at current levels), there is no guarantee that it will be able to do so in the future.

Concentrations of Real Estate Loans Could Subject the Company to Increased Risks in the Event of a Real Estate Recession or Natural Disaster.  A significant portion of the Company’s loan portfolio is secured by real estate.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  A further weakening of the real estate market in our primary market area could result in an increase in the number of borrowers who default on their loans and a reduction in the value of the collateral securing their loans, which in turn could have an adverse effect on our profitability and asset quality.  If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  Historically, Indiana has experienced, on occasion, significant natural disasters, including tornadoes and floods.  The availability of insurance for losses for such catastrophes is limited.  Our operations could also be interrupted by such natural disasters.  Acts of nature, including tornadoes and floods, which may cause uninsured damage and other loss of value to real estate that secures our loans or interruption in our business operations, may also negatively impact our operating results or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended September 30, 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2008	-	$00.00	-	156,612
August 2008	-	$00.00	-	156,612
September 2008	-	$00.00	-	156,612
Third Quarter	-	$00.00	-	156,612

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

                                                        Indiana Community Bancorp

Date:	November 10, 2008
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