Form 10-K
period 2008-12-31
INDIANA COMMUNITY BANCORP
filed 2009-03-12
CIK 867493

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

                 For the fiscal year ended December 31, 2008

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
YES  [  ]                      NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2008, was $49.4 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 9, 2009, was 3,358,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2008, are incorporated into Part II.
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 28, 2009, are incorporated into Part I and Part III.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”) contains statements, which constitute forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief, outlook, estimate or expectations of the Company (as defined below), its directors or its officers primarily with respect to future events and the future financial performance of the Company.  Readers of this Form 10-K are cautioned that any such forward looking statements are not guarantees of future events or performance and involve risks and uncertainties, and that actual results may differ materially from those in the forward looking statements as a result of various factors.  The accompanying information contained in this Form 10-K identifies important factors that could cause such differences.  These factors include changes in interest rates, loss of deposits and loan demand to other financial institutions, substantial changes in financial markets, changes in real estate values and the real estate market, regulatory changes, the effects of economic conditions resulting from the current turmoil in the financial services industry, including depressed demand in the housing market, changes in the financial condition of the issuers of the Company’s investments and borrowers, changes in the economic condition of the Company’s market area, increases in compensation and employee expenses or unanticipated results in pending legal proceedings.

PART I
Item 1.   Business

General

Indiana Community Bancorp (the "Company" or "ICB") is an Indiana corporation organized as a bank holding company authorized to engage in activities permissible for a financial holding company.  The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Indiana Bank and Trust Company (the “Bank”).

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

On March 1, 2008, HomeFederal Bank changed its name to Indiana Bank and Trust Company.  The Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, eighteen full service branches located in south central Indiana and the STAR network of automated teller machines at fourteen locations in Seymour, Columbus, North Vernon, Salem, Madison, Batesville,  Greensburg, Greenwood and Indianapolis.  As a result, the Bank serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur, Marion, Johnson and Washington Counties in Indiana.  The Bank also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

Online banking and telephone banking are also available to the Bank customers.  Online Banking services, including Online Bill Payment, are accessed through the Company’s website, www.myindianabank.com.  In addition to online banking services, the Company also makes available, free of charge at the website, the Company’s annual report on Form 10-K, its proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC.  The information on the Company’s website is not incorporated into this Form 10-K.

Management analyzes the operation of Indiana Community Bancorp assuming one operating segment, community banking services.  The Bank directly, and through its subsidiaries indirectly, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential and commercial real estate loans; (ii) checking accounts; (iii) regular and term savings accounts and savings certificates; (iv) consumer loans; (v) debit cards; (vi) business credit cards;  (vii) Individual Retirement Accounts and Keogh plans; (viii) commercial loans; (ix) trust services: and (x) commercial demand deposit accounts.

The Bank’s primary source of revenue is interest from lending activities.  Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships.  These loans constituted 59.0% of the Bank’s loans at December 31, 2008.  The Bank also originates one-to-four family residential loans, the majority of which are sold servicing released.  At December 31, 2008, one-to-four family residential loans were 13.1% of the Bank’s lending portfolio.  In addition, the Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans.  At December 31, 2008, approximately 15.6% of its loans were consumer-related loans.  The Bank also makes construction loans, which constituted 12.1% of the Bank's loans at December 31, 2008.

Loan Portfolio Data

   The following two tables set forth the composition of the Bank’s loan portfolio by loan type and security type as of the dates indicated.  The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2008		Dec 31, 2007		Dec 31, 2006		Dec 31, 2005		Dec 31, 2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN				(Dollars in Thousands)
First mortgage loans:
One-to-four family residential loans	$105,440	13.1%	$124,088	16.6%	$150,639	22.0%	$162,212	26.3%	$172,479	27.1%
Commercial and multi family	250,729	31.3%	192,104	25.6%	183,288	26.9%	177,748	28.9%	180,165	28.2%
Loans on property under construction	96,672	12.1%	92,982	12.4%	58,013	8.5%	44,321	7.2%	61,907	9.7%
Loans on unimproved acreage	1,753	0.2%	2,342	0.3%	1,496	0.2%	1,615	0.3%	2,730	0.4%
Second mortgage, home equity	104,084	13.0%	103,560	13.8%	102,713	15.1%	87,893	14.3%	80,346	12.6%
Commercial loans	221,766	27.7%	207,590	27.7%	151,781	22.2%	105,825	17.2%	105,494	16.5%
Consumer loans	4,229	0.5%	4,011	0.5%	3,949	0.6%	3,988	0.6%	4,159	0.7%
Auto loans	14,223	1.8%	20,609	2.7%	26,356	3.9%	27,335	4.4%	24,921	3.9%
Mobile home loans	784	0.1%	1,258	0.2%	1,806	0.3%	2,537	0.4%	3,289	0.5%
Savings accounts loans	1,296	0.2%	1,467	0.2%	2,372	0.3%	2,266	0.4%	2,340	0.4%
Gross loans receivable	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%	$637,830	100.0%

Type of Security
Residential:
One-to-four family	$223,471	27.9%	$245,015	32.7%	$267,623	39.2%	$265,322	43.1%	$267,998	42.0%
Multi-dwelling units	19,954	2.5%	19,597	2.6%	18,621	2.7%	19,612	3.2%	27,018	4.2%
Commercial real estate	313,500	39.1%	248,122	33.1%	208,409	30.6%	187,240	30.4%	199,881	31.4%
Commercial	221,766	27.7%	207,590	27.7%	151,781	22.2%	105,825	17.2%	105,494	16.5%
Mobile home	784	0.1%	1,258	0.2%	1,806	0.3%	2,537	0.4%	3,289	0.5%
Savings account	1,296	0.2%	1,467	0.2%	2,372	0.3%	2,266	0.4%	2,340	0.4%
Auto	14,223	1.8%	20,609	2.7%	26,356	3.9%	27,335	4.4%	24,921	3.9%
Other consumer	4,229	0.5%	4,011	0.5%	3,949	0.6%	3,988	0.6%	4,159	0.7%
Land acquisition	1,753	0.2%	2,342	0.3%	1,496	0.2%	1,615	0.3%	2,730	0.4%
Gross loans receivable	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%	$637,830	100.0%

Loans Receivable-Net
Gross loans receivable	$800,976	101.1%	$750,011	101.0%	$682,413	101.0%	$615,740	101.1%	$637,830	101.3%
Deduct:
Unearned income	(241)	0.0%	(165)	0.0%	(153)	0.0%	(299)	0.0%	(476)	-0.1%
Allowance for loan losses	(8,589)	-1.1%	(6,972)	-1.0%	(6,598)	-1.0%	(6,753)	-1.1%	(7,864)	-1.2%
Net loans receivable	$792,146	100.0%	$742,874	100.0%	$675,662	100.0%	$608,688	100.0%	$629,490	100.0%

The following tables summarize the contractual maturities for the Bank’s loan portfolio (including participations) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2012	2014	2019	2024
	At Dec 31,				To	to	to	and
	2008	2009	2010	2011	2013	2018	2023	thereafter
Real estate	$357,922	$9,097	$8,882	$15,232	$56,263	$154,351	$29,671	$84,426
Construction loans	96,672	59,031	22,602	-	78	6,118	2,712	6,131
Commercial loans	221,766	120,816	44,872	4,285	31,193	19,663	870	67
Other loans	124,616	6,081	3,181	5.803	14,487	29,693	16,524	48,847
Total	$800,976	$195,025	$79,537	$25,320	$102,021	$209,825	$49,777	$139,471

Interest Rate Sensitivity:
	Due After December 31, 2009
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$48,260	$300,565
Construction loans	4,994	32,647
Commercial loans	44,950	56,000
Other Loans	70,146	48,389
Total	$168,350	$437,601

Residential Mortgage Loans

The Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments.  Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index.  The Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.  The residential mortgage loans included in the Bank’s portfolio are primarily conventional loans.  As of December 31, 2008 $120.2 million, or 15.0%, of the Bank's total loan portfolio consisted of residential first mortgage loans, $105.4 million, or 13.1%, of which were secured by one-to-four family homes.

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

Under applicable banking policies, the Bank must establish loan-to-value ratios consistent with supervisory loan-to-value limits.  The supervisory limits are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property.  Multi-family construction includes condominiums and cooperatives.  A loan-to-value limit has been established at 90% total loan-to-value for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property.  However, for any reason a loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.  The Board of Directors of the Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors.  The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital.  Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital.  As of December 31, 2008, the Bank was in compliance with the above limits.

Commercial Mortgage Loans

At December 31, 2008, 41.7% of the Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate.  Commercial construction loans were 10.3% of the total loan portfolio.  These properties consisted primarily of condominiums, apartment buildings, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 20 years, and generally require an 80% loan-to-value ratio. Commitments for these loans in excess of $5.0 million must be approved in advance by the Bank’s Board of Directors.  The largest such loan as of December 31, 2008 had a balance of $8.5 million.  At that date, virtually all of the Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

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

Construction Loans

The Bank offers conventional short-term construction loans.  At December 31, 2008, 12.1% of the Bank's total loan portfolio consisted of construction loans.  Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property.  Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.  Construction normally must be completed in six to nine months for residential loans.  The largest such loan on December 31, 2008 was $8.5 million.

Consumer Loans

        Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $124.6 million on December 31, 2008 or approximately 15.6% of the Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable- rate line of credit loans.  The Bank's minimum for such loans is $5,000. The Bank will loan up to 90% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s).  As of December 31, 2008, the Bank had $53.8 million of second mortgage loans, which equaled 6.7% of its total loan portfolio.  The Bank markets home equity credit lines, which are adjustable-rate loans.  As of December 31, 2008, the Bank had $50.3 million drawn on its home equity credit lines, or 6.3% of its total loan portfolio, with $39.6 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years.  The vehicles are required to be for personal or family use only.  As of December 31, 2008, $14.2 million, or 1.8%, of the Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2008, $784,000, or 0.1%, of the Bank's total loan portfolio consisted of mobile home loans.  The Bank discontinued the origination of mobile home loans during the year 2008.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to the Bank's highest seven-year certificate of deposit rate, whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of December 31, 2008, $1.3 million, or 0.2%, of the Bank's total loan portfolio consisted of savings account loans.

Although consumer-related loans generally involve a higher level of risk than one-to-four family residential mortgage loans, their relatively higher yields, lower average balance, and shorter terms to maturity are helpful in the Bank's asset/liability management.

Commercial Loans

Collateral for the Bank's commercial loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities.  Terms of these loans are normally for up to five years and have adjustable rates tied to the reported prime rate and treasury indexes.  Generally, commercial loans are considered to involve a higher degree of risk than residential real estate loans.  However, commercial loans generally carry a higher yield and are made for a shorter term than real estate loans.  As of December 31, 2008, $221.8 million, or 27.7%, of the Bank's total loan portfolio consisted of commercial loans.

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

In order to generate loan fee income and recycle funds for additional lending activities, the Bank seeks to sell loans in the secondary market.  Loan sales can enable the Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. The Bank sold $130.6 million of loans in the fiscal year ended December 31, 2008.  The Bank's current lending policy is to sell all conforming residential mortgage loans.  Typically the Bank retains loans that are non salable, non owner occupied, or in construction in its portfolio.  The Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise.  Such purchases can enable the Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses.  Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased.  At December 31, 2008, others serviced approximately 3.2%, or $25.4 million, of the Bank's gross loan portfolio.

The following table shows loan activity for the Bank during the periods indicated:

	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
		(Dollars in Thousands)

Gross loans receivable at beginning of period	$750,011	$682,413	$615,740
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	32,798	29,812	43,298
Commercial	54,610	76,255	33,143
Permanent loans:
Residential	37,762	46,189	50,990
Commercial	74,044	34,162	29,598
Refinancing	36,030	33,718	34,762
Other	1,866	2,045	1,197
Total	237,110	221,181	192,988

Commercial	129,650	154,877	127,004
Consumer	13,001	17,384	24,344
Total loans originated	379,761	394,442	344,336

Loans purchased:
Residential	-	-	-
Other	7,195	18,515	11,268
Total loans originated and purchased	386,956	412,957	355,604

Real estate loans sold	130,589	111,948	96,389
Loan repayments and other deductions	205,402	233,411	192,542
Total loans sold, loan repayments and other deductions	335,991	345,359	288,931

Net loan activity	50,965	67,598	66,673
Gross loans receivable at end of period	800,976	750,011	682,413
Unearned Income and Allowance for Loan Losses	(8,830)	(7,137)	(6,751)

Net loans receivable at end of period	$792,146	$742,874	$675,662

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral).  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2008, under the 15% of capital limitation was $16.0 million.  At that date, the highest outstanding balance of loans by the Bank to one borrower and related entities was approximately $12.7 million, an amount within such loans-to-one borrower limitations.

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

On December 31, 2008, the Bank held $3.4 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means.  Such assets are classified as "real estate owned" until sold.  When property is so acquired, it is recorded at fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned.  Interest accrual ceases on the date of acquisition.  All costs incurred from the acquisition date in maintaining the property are expensed.

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

	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005	Dec 31, 2004
Non-performing Assets:
Loans:
Non-accrual	$22,534	$10,516	$2,852	$3,070	$9,535
Past due 90 days or more and still accruing	518	64	459	456	168
Restructured loans	1,282	874	440	809	3,141
Total non-performing loans	24,334	11,454	3,751	4,335	12,844
Real estate owned, net (1)	3,335	286	416	266	2,009
Other repossessed assets, net	44	25	20	5	10
Total non-performing assets (2)	$27,713	$11,765	$4,187	$4,606	$14,863

Total non-performing assets to total assets	2.86%	1.29%	0.46%	0.54%	1.71%

Non-performing loans with uncollected interest	$23,494	$10,986	$2,935	$3,070	$9,535

       (1)  Refers to real estate acquired by the Bank through foreclosure or voluntary deed foreclosure, net of reserve.

       (2)  At December 31, 2008, 10.2% of the Bank’s non-performing assets consisted of residential mortgage loans, 2.5% consisted of home equities/second mortgages, 18.0% consisted of commercial real estate loans, 52.0% consisted of commercial loans, 0.5% consisted of consumer-related loans, 4.6% consisted of restructured loans, 3.1% consisted of residential real estate owned, 8.9% consisted of commercial real estate owned and 0.2% consisted of other repossessed assets.

       For the year ended December 31, 2008, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $1.3 million compared to actual income recorded of $325,000.  At December 31, 2008, the Bank had approximately $4.9 million in loans that were 30-89 days past due.  Total non-performing assets increased $15.9 million to $27.7 million at December 31, 2008.  The increase was primarily the result of four commercial loan relationships totaling $13.8 million which were transferred to non-performing status during 2008.  Two of these commercial relationships totaling $6.7 million are residential condominium projects in the Indianapolis area.  The loans are secured by partially completed condominium projects which have been negatively impacted by the slowdown in the residential housing market resulting in decreased unit sales and decreased prices.  One commercial relationship is an excavating and heavy equipment leasing company in Indianapolis totaling approximately $5.3 million which is secured by inventory and equipment.  The fourth commercial relationship is a commercial land development loan on the south side of Indianapolis totaling $1.8 million which is secured by undeveloped land.  In addition, non-performing residential mortgage and second and home equity loans increased $482,000 and $233,000, respectively.

Securities

The Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds.  At December 31, 2008, December 31, 2007 and December 31, 2006, the Bank had approximately $95.6 million, $63.9 million and $58.5 million in investments, respectively.

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

Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc.  Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc.  Home Investments, Inc’s investment policy mirrors that of the Bank.  At December 31, 2008, of the $95.8 million in consolidated investments owned by the Bank, $88.5 million was held by Home Investments, Inc.

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

Deposits

Consumer and commercial deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments including checking accounts, fixed-rate certificates of deposit, NOW accounts, individual retirement accounts, health savings accounts, savings accounts and commercial demand deposit accounts.  Deposit account terms vary, with the principal differences being the minimum balance required, the amount of time the funds remain on deposit and the interest rate.  To attract funds, the Bank may pay higher rates on larger balances within the same maturity class.

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations.  Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits.  Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC.  Under these standards, the Bank would be deemed a well-capitalized institution.  At December 31, 2008 the Bank had $5.4 million in brokered deposits.

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

The following table sets forth, by nominal interest rate categories, the composition of deposits of the Bank at the dates indicated:

	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$419,407	$174,152	$186,952
2.00% - 2.99%	36,572	63,019	10,935
3.00% - 3.99%	133,717	146,480	144,823
4.00% - 4.99%	114,390	164,649	229,021
5.00% - 5.99%	6,434	158,705	154,217
Over 6.00%	119	546	1,211
Total	$710,639	$707,551	$727,159

    The following table sets forth the change in dollar amount of deposits in the various accounts offered by the Bank for the periods indicated.

				DEPOSIT ACTIVITY
				(Dollars in Thousands)
	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2008	Deposits	(Decrease)	2007	Deposits	(Decrease)	2006	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$71,726	10.1%	$1,998	$69,728	9.9%	$(3,076)	$72,804	10.0%	$8,535
Statement savings	40,862	5.8%	3,349	37,513	5.3%	(4,197)	41,710	5.7%	(4,304)
Money market savings	156,500	22.0%	(29,303)	185,803	26.3%	20,198	165,605	22.8%	3,255
Checking	110,944	15.6%	7,320	103,624	14.6%	(25,401)	129,025	17.8%	46,034
Total Withdrawable	380,032	53.5%	(16,636)	396,668	56.1%	(12,476)	409,144	56.3%	53,520

Certificates:
Less than one year	148,093	20.8%	(51,231)	199,324	28.2%	71,436	127,888	17.6%	60,047
12 to 23 months	24,920	3.5%	9,904	15,016	2.1%	(19,693)	34,709	4.7%	(2,487)
24 to 35 months	90,520	12.7%	43,586	46,934	6.6%	(25,915)	72,849	10.0%	(20,131)
36 to 59 months	34,772	4.9%	27,262	7,510	1.1%	(2,574)	10,084	1.4%	(3,969)
60 to 120 months	32,302	4.6%	(9,797)	42,099	5.9%	(30,386)	72,485	10.0%	(15,135)
Total certificate accounts	330,607	46.5%	19,724	310,883	43.9%	(7,132)	318,015	43.7%	18,325
Total deposits	$710,639	100.0%	$3,088	$707,551	100.0%	$(19,608)	$727,159	100.0%	$71,845

     The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2008, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2008 have been allocated based upon certain rollover assumptions.

				DEPOSIT MATURITIES
				(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2009	$42,262	$26,338	$95,689	$19,327	$3,715	$119	$187,450	56.7%
December 31, 2010	10	8,222	28,606	60,285	497	-	97,620	29.5%
December 31, 2011	-	789	4,682	16,570	1,563	-	23,604	7.2%
Thereafter	-	1,223	1,843	18,208	659	-	21,933	6.6%
Total	$42,272	$36,572	$130,820	$114,390	$6,434	$119	$330,607	100.0%

    Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of the Bank, excluding $5.4 million, which were from brokered deposits.  The following table provides a maturity breakdown at December 31, 2008, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

		ACCOUNTS GREATER THAN $100,000
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%	5.00%
	or	or	or	or	or	Over		Percent of
	less	2.99%	3.99	4.99%	5.99%	6.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2008	$8,420	$13,157	$29,449	$7,544	$3,001	$119	$61,690	60.4%
December 31, 2009	-	1,375	7,641	18,395	212	-	27,623	27.0%
December 31, 2010	-	272	1,481	4,156	802	-	6,711	6.6%
Thereafter	-	110	388	5,578	100	-	6,176	6.0%
Total	$8,420	$14,914	$38,959	$35,673	$4,115	$119	$102,200	100.0%

Borrowings

The Bank relies upon advances (borrowings) from the FHLB of Indianapolis to supplement its supply of lendable funds, meet deposit withdrawal requirements and to extend the term of its liabilities.  This facility has historically been the Bank's major source of borrowings.  Advances from the FHLB of Indianapolis are typically secured by the Bank's stock in the FHLB of Indianapolis, a portion of the Bank’s investment securities and a portion of the Bank's mortgage loans.

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.  Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2008, the Bank had advances totaling $129.9 million outstanding from the FHLB of Indianapolis.

On September 15, 2006, the Company entered into several agreements providing for the private placement of $15,000,000 of Capital Securities due September 15, 2036 (the “Capital Securities”).  The Capital Securities were issued by the Company’s Delaware trust subsidiary, Home Federal Statutory Trust I (the “Trust”), to Bear, Sterns & Co., Inc. (the “Purchaser”).  The Company bought $464,000 in Common Securities (the “Common Securities”) from the Trust.  The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $15,464,000 in principal amount of Junior Subordinated Debt Securities (the “Debentures”) from the Company pursuant to an Indenture (the “Indenture”) between the Company and Bank of America National Association, as trustee (the “Trustee”).

The Common Securities and Capital Securities will mature in 30 years, will require quarterly distributions and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum. Interest on the Capital Securities and Common Securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15.  The Company may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty, on or after September 15, 2011, or earlier upon the occurrence of certain events described below with the payment of a premium upon redemption; provided, however, that while the U.S. Department of Treasury (the “Treasury”) holds the preferred stock of the Company issued under the TARP Capital Purchase Program such redemption may not occur without the consent of the Treasury.

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

The Debentures mature 30 years after their date of issuance, and can be redeemed in whole or in part by the Company, without penalty, at any time after September 15, 2011.  The Company may also redeem the Debentures upon the occurrence of a “capital treatment event,” an “investment company event” or a “tax event” as defined in the Indenture, but if such redemption occurs prior to September 15, 2011, a premium will be payable to Debenture holders upon the redemption.  Notwithstanding the foregoing, while the Treasury holds the preferred stock of the Company issued under the TARP Capital Purchase Program, a redemption of the Debentures would require the Treasury’s consent. The payment of principal and interest on the Debentures is subordinate and subject to the right of payment of all “Senior Indebtedness” of the Company as described in the Indenture.

    The Company had a revolving note with Bank of America, N.A. with an available balance of $17.5 million.  The balance was zero at December 31, 2008.  The note accrues interest at a variable rate based on the ninety-day LIBOR index, on the date of the draw, plus 140 basis points.  Interest payments are due ninety days after the date of any principal draws made on the loan and every ninety days thereafter.  The assets of the Company collateralized the note.  Under terms of the agreement, the Company was bound by certain restrictive debt covenants relating to earnings, net worth and various financial ratios.  This agreement expired on February 15, 2008.

Effective February 2, 2009, the Company entered into a Credit Agreement with Cole Taylor Bank under which the Company has the authority to borrow, repay and reborrow, up to $5 million during a period ending June 14, 2010.  Advances are to bear interest at a floating rate per annum equal to LIBOR plus 225 basis points. Interest is payable quarterly and the repayment of advances is secured by a pledge of the Bank’s capital stock.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Official check overnight remittance	$344	$232	$478
FHLB overnight borrowings	$4,713	-	-
FHLB advances	$31,850	$31,850	$53,400
Bank of America short term borrowings	$-	$985	$-
Average amount of total short-term borrowings outstanding	$31,895	$23,668	$36,812

      The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
FHLB advances:
Amount	$19,500	$31,850	$9,250
Weighted average rate	3.2%	4.9%	5.0%

Subsidiaries and Other Operations

The Bank organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”).  Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to HII.  Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII.  Home Investments Inc.’s, investment policy mirrors that of the Bank.  At December 31, 2008, of the $95.8 million in consolidated investments owned by the Bank, $88.5 million was held by Home Investments, Inc.

The Company owns another corporation organized under Indiana law, HomeFed Financial Corp, (“HFF”).  At December 31, 2008, the Company’s aggregate investment in HFF was $723,000.  HFF has a 14% interest in Consortium Partners, a Louisiana partnership, which owns 50% of the outstanding shares of the Family Financial Holdings, Inc. of New Orleans, Louisiana ("Family Financial").  The remaining 50% of the outstanding shares of Family Financial is owned proportionately by the partners of Consortium Partners. Family Financial administers debt protection programs for the customers of the partners' parent-thrifts and banks, and reinsures some of the risk involved in such programs with other entities, including Family Financial Reinsurance Company, LTD, a Nevis – domiciled reinsurer formed by Family Financial.  HFF receives (1) dividends paid on Family Financial shares owned directly by it, (2) a pro rata allocation of dividends received on shares held by Consortium Partners, which are divided among the partners based on the actuarially determined value of Family Financial’s various debt protection policies generated by customers of these partners, and (3) commissions on sales of debt protection policies made to customers.  For the year ended December 31, 2008, the Company had income of $87,000, on a consolidated basis, from commissions and dividends paid on Family Financial activities.

       The Bank has also engaged in full-service securities brokerage services activities through an arrangement with Raymond James Financial Services.  During the third quarter, the Company chose to discontinue offering brokerage services through Raymond James and the brokerage business was sold to the brokers who had been serving these customers.  For the year ended December 31, 2008, the Bank received $1.4 million in commissions from its Raymond James financial activities.

Employees

As of December 31, 2008, the Company employed 216 persons on a full-time basis and 27 persons on a part-time or temporary basis.  None of the Company’s employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

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

Indiana Community Bancorp

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

Lending Limits. Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2008, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor until January 1, 2010, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. For 2008, assessments ranged from 5 to 43 basis points of assessable deposits, and the Bank paid assessments at the rate of 6 basis points for each $100 of insured deposits. The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2008, the FICO assessment rate ranged between 1.10 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2009, the FICO assessment rate is 1.14 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $286,000 during the year ended December 31, 2008. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and June 30, 2009 would be guaranteed by the FDIC through June 30, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company elected to participate in the unsecured debt guarantee program, but do not expect to issue any guaranteed debt under the program. The assessments for unlimited noninterest bearing transaction account coverage will total 10 basis points per $100 of insured deposits during 2009.  The assessments for unsecured debt guarantee program coverage will total 75 basis points per $100 of insured deposits during 2009.

Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the Federal Deposit Insurance Corporation has adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009. The Federal Deposit Insurance Corporation has proposed further refinements to its risk-based assessment that would be effective April 1, 2009 and would effectively make the range eight to 77 1/2 basis points. The Federal Deposit Insurance Corporation may adjust the scale uniformly from one quarter to the next, except that no adjustment can exceed three basis points from the base scale without notice and comment rulemaking. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at between 1.15% and 1.5% of estimated insured deposits. The designated reserve ratio is currently 1.25% and as a result of the deterioration in banking and economic conditions and recent failures of banks, the reserve ratio was 1.01% as of June 30, 2008. On February 27, 2009, the FDIC announced the imposition of a special assessment and changes to assessment rates and to the risk-based assessment system that will take effect beginning April 1, 2009. The FDIC adopted an interim rule that imposes a special assessment of 20 basis points as of June 30, 2009, which is to be collected on September 30, 2009. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $1.4 million. The FDIC’s interim rule also provides for the imposition of additional special assessments of up to 10 basis points if necessary. Under the new assessment system, banks in the best risk category will pay from 12 cents to 16 cents per $100 of insured deposits on an annual basis.  On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 basis points.  Assuming the legislation passes and the FDIC reduces the special assessment to 10 basis points, we anticipate that the special assessment for the Bank would total approximately $700,000, based on current deposit levels.

Federal law also provides for the possibility that the Federal Deposit Insurance Corporation may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the bank. Management cannot predict what insurance assessment rates will be in the future.

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

Extensions of credit by the Bank to its executive officers, directors, certain principal shareholders, and their related interests generally must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and not involve more than the normal risk of repayment or present other unfavorable features.

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

In December, 2008, the Company received $21.5 million in exchange for 21,500 shares of its Fixed Rate Cumulative Preferred Stock, Series A, issued to the Treasury Department, and related warrants. Of that amount, $15 million was contributed to the Bank. As a result, the Company’s and the Bank’s regulatory capital have increased significantly from the capital reported in prior periods.

The following is a summary of the Company’s and the Bank’s regulatory capital and capital requirements at December 31, 2008.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008
Total risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$106,969	12.10%	$70,716	8.0%	$88,395	10.0%
Indiana Community Bancorp Consolidated	$114,812	13.20%	$69,604	8.0%	$87,005	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$98,380	11.13%	$35,358	4.0%	$53,037	6.0%
Indiana Community Bancorp Consolidated	$106,223	12.21%	$34,802	4.0%	$52,203	6.0%
Tier 1 leverage capital (to average assets)
Indiana Bank and Trust Company	$98,380	10.26%	$38,354	4.0%	$47,942	5.0%
Indiana Community Bancorp Consolidated	$106,223	11.11%	$38,255	4.0%	$47,819	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions.
The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2008, the Bank was categorized as "well capitalized," meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

The Securities and Exchange Commission has adopted final rules implementing Section 404 of the Sarbanes-Oxley Act of 2002. In each Form 10-K it files, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting of the Company, identify the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, provide management’s assessment of the effectiveness of the Company’s internal control over financial reporting and state that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting.  In addition, the Securities and Exchange Commission in 2006 adopted significant changes to its proxy statement disclosure rules relating to executive compensation. Among other things, several tables, more detailed narrative disclosures, and a new compensation discussion and analysis section are required in proxy statements.

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

On October 14, 2008, the Treasury also announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

Although both the Company and the Bank met all applicable regulatory capital requirements and were well capitalized, the Company determined that obtaining additional capital pursuant to the CPP for contribution in whole or in part to the Bank was advisable. As a result, the Company decided to participate in the CPP Program and sold $21.5 million in its Fixed Rate Cumulative Preferred Stock, Series A to the Treasury on December 12, 2008.

The general terms of the preferred stock issued by the Company under the CPP are as follows:

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

•
During the first three years the preferred stock is outstanding, the Company will be prohibited from repurchasing such preferred stock, except with the proceeds from a sale of Tier 1 qualifying common or other preferred stock of the Company in an offering that raises at least 25% of the initial offering price of the preferred stock sold to the Treasury ($5,375,000). After the first three years, the preferred stock can be redeemed at any time with any available cash;

•	Under the CPP, the Company also issued to the Treasury warrants entitling the Treasury to buy 188,707 shares of the Company’s common stock at an exercise price of $17.09 per share; and

•	The Company agreed to certain compensation restrictions for its senior executive officers and restrictions on the amount of executive compensation which is tax deductible.

          On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “ARRA”).  The ARRA amends, among other things, the TARP Program legislation by directing the U.S. Treasury Department to issue regulations implementing strict limitations on compensation paid or accrued by financial institutions, like us, participating in the TARP Program.  These limitations are to include:

•
A prohibition on paying or accruing bonus, incentive or retention compensation for our President and Chief Executive Officer, other than certain awards of long-term restricted stock or bonuses payable under existing employment agreements;

•
A prohibition on making any payments to the executive officers of the Company and the next five most highly compensated employees for departure from the Company other than compensation earned for services rendered or accrued benefits;

•
Subjecting bonus, incentive and retention payments made to the executive officers of the Company and the next 20 most highly compensated employees to repayment (clawback) if based on statements of earnings, revenues, gains or other criteria that are later found to be materially inaccurate;

•	A prohibition on any compensation plan that would encourage manipulation of reported earnings;

•
Establishment by the Board of Directors of a company-wide policy regarding excessive or luxury expenditures including office and facility renovations, aviation or other transportation services and other activities or events that are not reasonable expenditures for staff development, reasonable performance incentives or similar measures in the ordinary course of business;

•
Submitting a “say-on-pay” proposal to a non-biding vote of shareholders at future annual meetings, whereby shareholders vote to approve the compensation of executives as disclosed pursuant to the executive compensation disclosures included in the proxy statement; and

•
A review by the U.S. Department of Treasury of any bonus, retention awards or other compensation paid to the executive officers of the Company and the next 20 most highly compensated employees prior to February 17, 2009 to determine if such payments were excessive and negotiate for the reimbursement of such excess payments.

As noted, the ARRA directs the U.S. Treasury Department to issue regulations implementing the foregoing.  There are numerous questions regarding the scope of the limitations and the requirements of the ARRA.  None of the regulations mandated by the law have been issued to date.  Pending the issuance of regulations, the Board, Committee and management are reviewing the requirements of the ARRA, its impact on current and going forward compensation, and the effect of the law’s requirements on the Company’s competitive position.

EESA and ARRA followed, and have been followed by, numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate, including two 50 basis point decreases in October of 2008; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

       It is not clear at this time what impact the EESA, ARRA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2008, the Bank's investment in stock of the FHLB of Indianapolis was $8.3 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2008, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $411,000, for an annualized rate of 4.9%. Dividends paid by the FHLB of Indianapolis in the first quarter of 2009 were reduced by 75 basis points from the dividend rate paid in the prior quarter. See Item 1A, Risk Factors,” “Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.”

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

Item 1A. Risk Factors

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. See “Regulation -- Recent Legislative Developments.”  It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), TARP, ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us—or whether (or to what extent) we will be able to benefit from such programs.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Dramatic declines in the housing market over the past year, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

•	We expect to face increased regulation of our industry. Compliance with such regulation may increase our costs and limit our ability to pursue business opportunities.

•
Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage and underwrite our customers become less predictive of future behaviors.

•
The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic predictions might impair the ability of our borrowers to repay their loans, which may no longer be capable of accurate estimation which may, in turn, impact the reliability of the process.

•
Our ability to borrow from other financial institutions on favorable terms or at all could be adversely affected by further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations.

•	Competition in our industry could intensify as a result of the increasing consolidation of financial services companies in connection with current market conditions.

•
We may be required to pay significantly higher deposit insurance premiums because market developments have significantly depleted the insurance fund of the Federal Deposit Insurance Corporation and reduced the ratio of reserves to insured deposits.

Current Levels of Market Volatility Are Unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.  At December 31, 2008, the Bank owned $8.3 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $134.6 million from the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. The Company recognized dividend income of approximately $411,000 in 2008. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009. When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2008, the Bank’s total borrowing capacity from the FHLBI was $192.0 million. Generally, the loan terms from the FHLBI are better than the terms the Bank can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Additional Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which will increase its insurance premiums by 85 basis points per annum with respect to the Bank’s deposits. Current economic conditions have increased as a result of bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. At June 30, 2008, the ratio was 1.01%, 18 basis points below the reserve ratio as of March 31, 2008.

The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.  The FDIC has developed a proposed restoration plan that will uniformly increase insurance assessments by 7 basis points (annualized) effective January 1, 2009. Effective April 1, 2009, the plan also has made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share. See “Indiana Bank and Trust Company -- Deposit Insurance.”   Our FDIC insurance premiums (including FICO assessments) were $286,000 in 2008, compared to $84,000 in 2007, and the Bank’s one-time assessment credit was used up in 2008. Without the credit, the insurance premiums in 2008 would have been $685,000.

Due to the anticipated continued failures of unaffiliated FDIC-insured depository institutions, the increased premiums noted above, and the full utilization of the Bank’s one-time insurance assessment credit in 2008, we anticipate that our FDIC deposit insurance premiums will be higher in 2009 than in 2008 and could increase significantly in the future which would adversely impact our future earnings.

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

Our Participation in the TARP Capital Purchase Program May Adversely Affect the Value of Our Common Stock and the Rights of Our Common Stockholders. The terms of the preferred stock the Company issued under the TARP CPP could reduce investment returns to the Company’s common stockholders by restricting dividends, diluting existing shareholders’ ownership interests, and restricting capital management practices. Without the prior consent of the Treasury, the Company will be prohibited from increasing its common stock dividends or repurchasing shares of its common stock for the first three years while the Treasury holds the preferred stock.

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

Federal and State Government Regulations Could Adversely Affect Us. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, the Company and its subsidiaries are subject to regulation and supervision by the FDIC, the Board of Governors of the Federal Reserve System, the Indiana Department of Financial Institutions, and the SEC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

Credit Risk Could Adversely Affect Our Operating Results or Financial Condition. One of the greatest risks facing lenders is credit risk -- that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. During 2007, the banking industry experienced increasing trends in problem assets and credit losses which resulted from weakening national economic trends and a decline in housing values. The Company’s home equity and home equity line of credit portfolios have experienced some increase in delinquency and foreclosures have occurred; driven primarily by mortgage foreclosures on loans serviced by non-company owned first mortgages. The potential for foreclosures instituted by outside servicers represents additional potential credit risk. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Exposure to Local Economic Conditions Could Have an Adverse Impact on the Company. Company's primary market area for deposits and loans encompasses counties in central and southern Indiana, where all of its offices are located. Most of the Company's business activities are within this area. The Company has experienced growth of the commercial and commercial real estate portfolios, primarily in the Indianapolis market.  This area of the Company’s market has experienced more difficulties in the residential and development areas than the rest of our market area. These concentrations expose the Company to risks resulting from changes in the local economies. Additionally, pressure has intensified on consumer budgets due to sharp increases in unemployment rates and property taxes in the Company’s market areas. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

•	Loan delinquencies may increase;

•	Problem assets and foreclosures may increase;

•	Demand for the products and services of the Bank may decline; and

•
Collateral for loans made by the Bank, especially real estate, may decline in value, in turn reducing customers' borrowing power, and reducing the value of assets and collateral associated with existing loans of the Bank.

Interest Rate Risk Could Adversely Affect Our Operations. The Company's earnings depend to a great extent upon the level of net interest income, which is the difference between interest income earned on loans and investments and the interest expense paid on deposits and other borrowings. Interest rate risk is the risk that the earnings and capital will be adversely affected by changes in interest rates. While the Company attempts to adjust its asset/liability mix in order to limit the magnitude of interest rate risk, interest rate risk management is not an exact science. Rather, it involves estimates as to how changes in the general level of interest rates will impact the yields earned on assets and the rates paid on liabilities. Moreover, rate changes can vary depending upon the level of rates and competitive factors. From time to time, maturities of assets and liabilities are not balanced, and a rapid increase or decrease in interest rates could have an adverse effect on net interest margins and results of operations of the Company. Volatility in interest rates can also result in disintermediation, which is the flow of funds away from financial institutions into direct investments, such as U.S. Government and corporate securities and other investment vehicles, including mutual funds, which, because of the absence of federal insurance premiums and reserve requirements, generally pay higher rates of return than financial institutions.

Competition Could Make it Harder for the Company to Achieve its Financial Goals. The Company faces strong competition from other banks, savings institutions and other financial institutions that have branch offices or otherwise operate in the Company’s market area, as well as many other companies now offering a range of financial services. Many of these competitors have substantially greater financial resources and larger branch systems than the Company. In addition, many of the Bank’s competitors have higher legal lending limits than does the Bank. Particularly intense competition exists for sources of funds including savings and retail time deposits and for loans, deposits and other services that the Bank offers. As a result of the repeal of the Glass Steagall Act, which separated the commercial and investment banking industries, all banking organizations face increasing competition.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties.

At December 31, 2008, the Bank conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 other full-service branches and a commercial loan office in Indianapolis.  The Bank owns a building that it uses for certain administrative operations located at 3801 Tupelo Drive, Columbus, Indiana.  Information concerning these properties, as of December 31, 2008, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,526,344	21,600	N/A

Administrative Operations Office:
3801 Tupelo Drive, Columbus	Owned	$2,875,463	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$344,289	800	N/A
3805 25th Street	Leased	$72,446	5,800	09/2022
2751 Brentwood Drive	Leased	$74,540	3,200	09/2022
4330 West Jonathon Moore Pike	Owned	$443,789	2,600	N/A
1901 Taylor Road	Leased	$23,346	400	03/2012

Hope Branch 8475 North State Road 9, Suite 4	Leased	$70,961	1,500	03/2012

Austin Branch 2879 North US Hwy 31	Owned	$422,690	2,129	N/A

Brownstown Branch 101 North Main Street	Leased	$7,371	2,400	Month to Month

North Vernon Branch
111 North State Street	Owned	$183,284	1,900	N/A

Osgood Branch 820 South Buckeye Street	Owned	$93,675	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$522,489	1,860	N/A

Seymour Branches:
222 W. Second Street	Leased	$381,196	9,200	09/2022
1117 East Tipton Street	Leased	$45,982	6,800	09/2022

Batesville Branch 114 State Rd 46 East	Owned	$438,504	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$334,322	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$625,479	1,907	N/A

Indianapolis Branches:
8740 South Emerson Avenue	Owned	$1,905,223	5,000	N/A
1510 West Southport Road	Owned	$1,819,514	3,100	N/A

Indianapolis Commercial Loan Office
10 West Market Street, Suite 1600	Leased	$209,084	5,632	10/2011

Building Held for Investment
211 North Chestnut Street, Seymour	Owned	$331,328	5,130	N/A

Property Purchased for New Branch
1420 North State Street, North Vernon	Owned	$548,148	N/A	N/A

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of the Company’s shareholders during the quarter ended December 31, 2008.

Item 4.5. Executive Officers of Indiana Community Bancorp.

Presented below is certain information regarding the executive officers of ICB who are not also directors.

Position with ICB

Mark T. Gorski	Executive Vice President, Treasurer, and
Chief Financial Officer and Secretary

Charles R. Farber	Executive Vice President and
Indianapolis Market President

Mark T. Gorski (age 44) has been employed by the Bank as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005. From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 59) has been employed by the Bank since March 2002 as its Executive Vice President and Indianapolis Market President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Global Market, under the symbol "INCB."  For certain information related to the stock prices and dividends paid by the Company, see “Quarterly Results of Operations" on page 48 of Indiana Community Bancorp’s Shareholder Annual Report for the year ended December 31, 2008 (the "Shareholder Annual Report"). As of December 31, 2008, there were 361 shareholders of record of the Company's Common Stock.

It is currently the policy of ICB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of ICB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors. Moreover, as a result of the Company’s participation in the TARP program, it may not increase dividends above $0.12 per share during the three year period ended December 12, 2011, without the consent of the Treasury Department, unless the Treasury no longer holds the preferred stock it received under the TARP Program.

Since ICB has no independent operations or other subsidiaries to generate income, its ability to accumulate earnings for the payment of cash dividends to its shareholders is directly dependent upon the ability of the Bank to pay dividends to the Company. For a discussion of the regulatory limitations on the Bank’s ability to pay dividends see Item 1, “Business-Regulation – Indiana Bank and Trust Company - Dividends”, and on the Company’s ability to pay dividends, see Item 1, “Business-Regulation – Indiana Community Bancorp - Dividends”.

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to ICB without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2008, none of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

On December 12, 2008, the Company sold to the Treasury Department 21,500 shares of its Fixed Rate Cumulative Preferred Stock, Series A (“Series A Preferred Stock”) and issued a warrant for 188,707 shares of its common stock at an exercise price of $17.09 per share. The shares of preferred stock and the warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2008.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2008	-	$00.00	-	156,612
November 2008	-	$00.00	-	156,612
December 2008	-	$00.00	-	156,612
Fourth Quarter	-	$00.00	-	156,612

(1) On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date. Any future stock repurchases will require the consent of the Treasury Department for a period of three years ending December 11, 2011, while the Treasury holds the Series A Preferred Stock.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2008, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2008, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference to page 4 to 7 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2009 (the "2009 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 4.5 in Part I of this report.

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting” of the 2009 Proxy Statement.

The information concerning director nominating procedures is incorporated by reference to pages 6 - 7 of the 2009 Proxy Statement.

The information required by this item with respect to members of the Company’s Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to page 6 of the 2009 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11. Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 7 through page 25 of the 2009 Proxy Statement, and to the sections entitled “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the 2009 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information required by this item is incorporated by reference to pages 3 to 5 of the 2009 Proxy Statement.

Equity Compensation Plan Information

The following table provides the information about the Company’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2008 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2008 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	393,278(1)	$ 22.80(1)	237,612(1)
Equity compensation plans not approved by security holders	---	---	---
Total	393,278	$ 22.80	237,612

(1)	Includes the following plans: the Company’s 1993 stock option plan, 1995 stock option plan, 1997 stock option plan and 2001 stock option plan, and individual awards of options to directors.

Item 13. Certain Relationships and Related Transactions.

Financial Statements	Page in 2008 Shareholder Annual Report
Report of BKD LLP Independent Registered Public Accounting Firm	22

Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	23

Consolidated Statements of Income for the years ended December 31, 2008,
December 31, 2007 and December 31, 2006.	24

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2008, December 31, 2007 and December 31, 2006.	25

Consolidated Statements of Cash Flows for the years ended December 31, 2008,
December 31, 2007 and December 31, 2006.	26

Notes to Consolidated Financial Statements	27

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 37.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

          The information required by this item is incorporated by reference to the section entitled “Transactions with Related Persons” in the 2009 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Accountant’s Fees” in the 2009 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 11th day of March 2009.

INDIANA COMMUNITY BANCORP
DATE: March 11, 2009	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of March 2009.

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

EXHIBIT INDEX
Reference to
Regulation S-KSequential
Exhibit Number                                                           DocumentPage Number

3(a)       Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
Registration Statement on Form S-4 (Registration No. 33-55234))

3(b)        Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
Form 8-K filed November 27, 2007)

3(c)        Certificate of Designations for Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K filed December 16, 2008)

                4(a)        Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
                               Registration Statement on Form S-4 (Registration No.33-55234))

4(b)        Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
Form 8-K dated November 27, 2007)

4(c)        Form of Certificate for Series A Preferred Stock (incorporated by reference from Exhibit 4.1 to Registrant’s Form 8-K filed December 16, 2008)

4(d)        Warrant for Purchase of Shares of Common Stock (incorporated by reference from Exhibit 4.2 to Registrant’s Form 8-K filed December 16, 2008)

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

10(d)      Form of Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit
               10.2 to Registrant’s form 8-K dated March 28, 2005)

10(e)       Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10(aw) to
Registrant’s Form 10-K for the fiscal year ended December 31, 2005)

10(f)        Form of Indiana Community Bancorp Indianapolis Market Growth Plan (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 28, 2006)

10(g)      Form of Award Agreement under Indiana Community Bancorp Indianapolis Market Growth
Plan (incorporated by reference from Exhibit 10.2 to Registrant’s Form 8-K dated November
28, 2006)

10(h)       Indiana Community Bancorp Long-Term Incentive Plan (incorporated by reference to
Exhibit 10.1 to Registrant’s Form 8-K filed May 31, 2005)

10(i)        Form of Indiana Community Bancorp Long-Term Incentive Plan Award Agreement (incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 23, 2008)

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

10(l)        Supplemental Executive Retirement Agreement with Mark T. Gorski effective
July 1, 2005 (incorporated by reference to Exhibit 10.4 to Registrant’s Form 8-K dated
November 22, 2005); first amendment thereto dated November 3, 2005 (incorporated by reference to Exhibit 10(j) of Registrant’s Form 10-K for the fiscal year ended December
31, 2005); second amendment thereto effective July 1, 2005, is incorporated by reference to Exhibit 10.6 to Registrant’s Form 8-K filed July 27, 2007

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

10(w)      Placement Agreement, dated September 13, 2006, among Indiana Community Bancorp, the
HomeFederal Statutory Trust I, and Cohen & Company (incorporated by reference to
Exhibit 1.1 of Registrant’s Form 8-K dated September 15, 2006)

10(x)       Indenture dated as of September 15, 2006, between Indiana Community Bancorp and LaSalle
Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s
Form 8-K dated September 15, 2006)

10(y)       Amended and Restated Declaration of Trust of HomeFederal Statutory Trust I, dated as of September 15, 2006 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K dated September 15, 2006)

10(z)        Guarantee Agreement of Indiana Community Bancorp dated as of September 15, 2006
(incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated September 15, 2006)

10(aa)     Letter Agreement dated December 12, 2008 by and between Registrant and the United States
Department of the Treasury, including the Securities Purchase Agreement - Standard Terms incorporated by reference therein (incorporated by reference from Exhibit 10.1 to Registrant’s
Form 8-K filed December 16, 2008)

13           Indiana Community Bancorp Annual Report December 31, 2008

14           Code of Ethics (incorporated by reference to Exhibit 14 of Registrant’s Form10-K for the fiscal year ended December 31, 2003)

21           Subsidiaries of the Registrant

23.1         Independent Registered Public Accounting Firm Consent

23.2        Independent Registered Public Accounting Firm Consent

31.1         Certification of John K. Keach, Jr. required by 12 C.F.R. § 240.13a-14(a)

31.2         Certification of Mark T. Gorski required by 12 C.F.R. § 240.13a-14(a)

32           Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002