Form 10-Q
period 2009-03-31
INDIANA COMMUNITY BANCORP
filed 2009-05-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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
YES [X]                      NO [  ]

Indicate by check mark whether the registrant has submitted electronically  and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (of for such shorter period that the registrant was required to submit and post such files).

YES [   ]                      NO [  ]

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

                            YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 6, 2009.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2009	2008

Assets:	(unaudited)
Cash and due from banks	$66,154	$22,352
Interest bearing demand deposits	2,027	234
Cash and cash equivalents	68,181	22,586
Securities available for sale at fair value (amortized cost $75,542 and $90,957)	76,116	91,096
Securities held to maturity at amortized cost (fair value $3,741 and $3,884)	4,375	4,467
Loans held for sale (fair value $5,843 and $2,907)	5,743	2,856
Portfolio loans:
Commercial loans	228,690	221,766
Commercial mortgage loans	339,105	334,367
Residential mortgage loans	113,719	120,227
Second and home equity loans	100,519	104,084
Other consumer loans	18,628	20,532
Unearned income	(161)	(241)
Total portfolio loans	800,500	800,735
Allowance for loan losses	(8,927)	(8,589)
Portfolio loans, net	791,573	792,146
Premises and equipment	15,151	15,323
Accrued interest receivable	3,541	3,777
Goodwill	1,394	1,394
Other assets	35,851	35,728
TOTAL ASSETS	$1,001,925	$969,373

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$76,109	$71,726
Interest checking	119,676	110,944
Savings	42,834	40,862
Money market	172,600	156,500
Certificates of deposits	324,869	314,425
Retail deposits	736,088	694,457
Brokered deposits	4,523	5,420
Public fund certificates	14,519	10,762
Wholesale deposits	19,042	16,182
Total deposits	755,130	710,639

FHLB advances	122,363	129,926
Short term borrowings	-	4,713
Junior subordinated debt	15,464	15,464
Other liabilities	16,794	16,619
Total liabilities	909,751	877,361

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	20,981	20,962
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,358,079 shares	21,012	20,985
Retained earnings, restricted	50,500	50,670
Accumulated other comprehensive loss, net	(319)	(605)

Total shareholders' equity	92,174	92,012
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,001,925	$969,373

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended
	March 31,
	2009	2008
Interest Income:
Short term investments	$7	$301
Securities	821	684
Commercial loans	2,754	3,421
Commercial mortgage loans	4,828	4,501
Residential mortgage loans	1,798	2,350
Second and home equity loans	1,278	1,681
Other consumer loans	390	507
Total interest income	11,876	13,445

Interest Expense:
Checking and savings accounts	273	362
Money market accounts	474	1,077
Certificates of deposit	2,768	3,475
Total interest on retail deposits	3,515	4,914

Brokered deposits	56	111
Public funds	52	23
Total interest on wholesale deposits	108	134
Total interest on deposits	3,623	5,048

FHLB borrowings	1,188	1,262
Junior subordinated debt	136	245
Total interest expense	4,947	6,555

Net interest income	6,929	6,890
Provision for loan losses	2,098	360
Net interest income after provision for loan losses	4,831	6,530

Non Interest Income:
Gain on sale of loans	1,062	403
Investment advisory services	-	471
Service fees on deposit accounts	1,454	1,495
Loan servicing income, net of impairment	133	125
Miscellaneous	394	590
Total non interest income	3,043	3,084

Non Interest Expenses:
Compensation and employee benefits	3,678	4,269
Occupancy and equipment	1,032	1,056
Service bureau expense	479	456
Marketing	216	355
Miscellaneous	1,828	1,279
Total non interest expenses	7,233	7,415

Income before income taxes	641	2,199
Income tax provision	201	780
Net Income	$440	$1,419

Basic earnings per common share	$0.05	$0.42
Diluted earnings per common share	$0.05	$0.42

Basic weighted average number of common shares	3,358,079	3,364,463
Dilutive weighted average number of common shares	3,358,079	3,375,275
Dividends per common share	$0.120	$0.200

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net income				440		440
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $148					286	286
Total comprehensive income						726

Common stock compensation expense			27			27
Amortization of discount on preferred stock		19		(19)		-
Common stock cash dividends				(403)		(403)
Preferred stock cash dividends				(188)		(188)
Balance at March 31, 2009	3,358,079	$20,981	$21,012	$50,500	$(319)	$92,174

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$-	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income				1,419		1,419
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $301					586	586
Total comprehensive income						2,005

Common stock repurchased	(11,886)		(18)	(268)		(286)
Common stock compensation expense			14			14
Common stock cash dividends				(672)		(672)
Balance at March 31, 2008	3,358,079	$-	$20,301	$48,568	$(354)	$68,515

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Three Months Ended
(unaudited)	March 31,
	2009	2008
Cash Flows From Operating Activities:
Net income	$440	$1,419
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	388	346
Provision for loan losses	2,098	360
Stock based compensation expense	27	14
Provision/(benefit) for deferred income taxes	(244)	144
Net gain from sale of loans	(1,062)	(403)
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	40	16
Loan fees deferred, net	22	40
Proceeds from sale of loans held for sale	78,579	32,843
Origination of loans held for sale	(80,404)	(31,579)
Decrease in accrued interest and other assets	252	658
Increase (decrease) in other liabilities	175	(1,311)
Net Cash From Operating Activities	311	2,547

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	8,278	(2,066)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	112	3
Securities available for sale	20,471	5,088
Sales of:
Securities available for sale	11,706	3,501
Real estate owned and other asset sales	161	168
Purchases of:
Loans	(10,069)	(1,394)
Securities available for sale	(16,844)	(9,098)
(Acquisition)/disposal of property and equipment	(155)	(167)
Net Cash From / (Used In) Investing Activities	13,660	(3,965)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	44,491	(208)
Proceeds from advances from FHLB	-	25,000
Repayment of advances from FHLB	(7,563)	(12,558)
Net proceeds from / (net repayments of) overnight borrowings	(4,713)	10
Repurchase of common stock	-	(286)
Payment of dividends on preferred stock	(188)	-
Payment of dividends on common stock	(403)	(1,350)
Net Cash From Financing Activities	31,624	10,608

NET INCREASE IN CASH AND CASH EQUIVALENTS	45,595	9,190
Cash and cash equivalents, beginning of period	22,586	40,552
Cash and Cash Equivalents, End of Period	$68,181	$49,742

Supplemental Information:
Cash paid for interest	$5,276	$6,642
Non cash items:
Assets acquired through foreclosure	$244	$262

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at March 31, 2009, and for the three months ended March 31, 2009 and 2008, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three-month period ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31,
	2009	2008
Basic EPS:
Weighted average common shares	3,358,079	3,364,463

Diluted EPS:
Weighted average common shares	3,358,079	3,364,463
Dilutive effect of stock options	-	10,812
Weighted average common and incremental shares	3,358,079	3,375,275

Anti-dilutive options	393,278	337,935

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2009	2008

Net income	$440	$1,419
Less preferred stock dividend	269	-
Less amortization of preferred stock discount	19	-
Net income available to common shareholders	$152	$1,419

Basic Earnings per Common Share	$0.05	$0.42
Diluted Earnings per Common Share	$0.05	$0.42

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the three month periods ended March 31, 2009 and 2008. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Three months ended March 31, 2009
Unrealized gains/(losses) from securities available for sale	$434	$(148)	$286	$573	$(197)	$376
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$434	$(148)	$286	$(578)	$259	$(319)

Three months ended March 31, 2008
Unrealized gains/(losses) from securities available for sale	$887	$(301)	$586	$642	$(212)	$430
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$887	$(301)	$586	$(656)	$302	$(354)

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $52,000 and $291,000 for the three months ended March 31, 2009, and 2008, respectively.  No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2009 and 2008, respectively. The Company froze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three months ended March 31, 2009 and 2008, is estimated as follows: (dollars in thousands)

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2009	2008

Service cost	$26	$26
Interest cost	57	61
Amortization of prior service cost	13	13
Amortization of actuarial(gains)/losses	9	11

Net periodic benefit cost	$105	$111

The Bank previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to pay benefits of $212,000 in 2009.  As of March 31, 2009, the Bank has paid $49,000 in benefits and presently anticipates paying an additional $159,000 in fiscal 2009.

6. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluated goodwill for impairment as of March 31, 2009.  Management determined that there was no impairment charge resulting from its impairment test.

7. Repurchases of Company Common Stock
During the three months ended March 31, 2009, the Company had no repurchases of company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of March 31, 2009, there are 156,612 common shares remaining to be repurchased under this program. The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

8. Legal Proceedings
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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At March 31, 2009 and December 31, 2008, these contingent obligations were approximately $2.1 million and $4.0 million, respectively.  Management believes it is remote that, as of March 31, 2009, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

10. Fair Value of Financial Instruments
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

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Securities purchased in an active market within 30 days of the statement date when a more recent a quoted price has not been obtained are included in Level 1.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, agency and municipal bonds, and bond mutual funds.  Commercial paper with a term of three months or less have been included in Level 2 since the price can be corroborated by observable market data for substantially the full term of the investment.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include equity securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2009
Securities available for sale	$-	$76,041	$75	$76,116

December 31, 2008
Securities available for sale	$8,841	$82,180	$75	$91,096

There was no change between the beginning and ending balance for the recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2009.

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the year ended December 31, 2008.  (dollars in thousands)

Total Fair Value Measurements
Level 3 Instruments Only	Available for Sale Debt Securities
Balance, December 31, 2007	$76
Total gains or losses (realized/unrealized):
Included in earnings	(1)

Balance, December 31, 2008	$75

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2009
Impaired loans	-	-	8,722	8,722
Other real estate owned	-	-	194	194

December 31, 2008
Impaired loans	-	-	15,019	15,019

At March 31, 2009, impaired loans under SFAS No. 114 which had an evaluation adjustment during 2009 had an aggregate cost of $9.9 million and had been written down to a fair value of $8.7 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2008, impaired loans under SFAS No. 114 which had an evaluation adjustment during 2008 had an aggregate cost of $16.6 million and had been written down to a fair value of $15.0 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

At March 31, 2009, other real estate owned was reported at fair value less cost to sell of $194,000 measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

11. Impairment of Investments
Management reviews its available for sale and held to maturity securities for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery or maturity.

In reviewing held to maturity securities at March 31, 2009, for other than temporary impairment, management considered the change in market value of the securities in the first quarter of 2009, the expectation for the security’s future performance based on the receipt of all required cash flows, Moody’s and S&P ratings where available, and the Company’s intent and ability to hold the securities to maturity.  Based on this criteria management determined the value of held to maturity securities portfolio did not require additional impairment.

In analyzing the available for sale portfolio, the Company had two securities with a face amount of $2.0 million and an unrealized loss of $1.1 million as of March 31, 2009.  These two securities are both investment grade rated at A2 and A1 by Moodys indicating these securities are considered of upper medium grade and of low credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturity beyond ten years.  The Company has the intent and ability to hold these two securities to recovery, which may be maturity.  Other available for sale securities in a loss position have been so for less than twelve months.  Based on this criteria management determined the available for sale portfolio did not have any other than temporary impairment.

12. FDIC Special Assessment
On October 7, 2008, the Federal Deposit Insurance Corporation, (“FDIC”) established a Restoration Plan for the Deposit Insurance Fund, (“DIF”). The Restoration Plan called for the FDIC to set assessment rates such that the reserve ratio would return to 1.15 percent within five years.  In February 2009, the FDIC adopted an interim rule to impose a 20 basis point emergency special assessment on June 30, 2009, payable on September 30, 2009. Assuming that deposit levels remain constant, we anticipate that the special assessment for the Bank would total approximately $1.4 million.  The interim rule also provides that, after June 30, 2009, the FDIC may impose an emergency special assessment of up to 10 basis points of an institution’s assessment base whenever, after June 30, 2009, the reserve ratio of the DIF is deemed inadequate.  Simultaneously with the adoption of this interim rule, the FDIC has amended the Restoration Plan and extended the time within which the reserve ratio must be returned to 1.15 percent to 7 years due to extraordinary circumstances.  The FDIC currently projects that the combination of regular quarterly assessments and the 20 basis point special assessment will prevent the fund reserve ratio from falling to a level that that the Board believes inadequate.  For this reason, the FDIC does not expect to impose an additional special assessment of up to 10 basis points.  On March 5, 2009, FDIC Chairman Sheila Bair announced that if Congress adopts legislation expanding the FDIC’s line of credit with Treasury from $30 billion to $100 billion, the FDIC might have the flexibility to reduce the special emergency assessment, possibly from 20 to 10 point basis points.  On May 6, 2009, the Senate passed a bill that will increase the FDIC’s Treasury borrowing authority from $30 billion to $100 billion, allowing the agency to cut its planned special assessment from 20 to 10 basis points. The FDIC’s borrowing authority increase is expected to be quickly accepted by the House and signed by the president. The increase, combined with other measures the FDIC has taken, including instituting a Temporary Liquidity Guarantee Program surcharge that is transferred to the Deposit Insurance Fund, could reduce the special assessment to approximately 8 basis points.  Assuming the legislation passes and the FDIC reduces the special assessment to 8 basis points; we anticipate that the special assessment for the Bank would total approximately $618,000, based on current deposit levels.

13. New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” which replaces SFAS No. 141, “Business Combinations.”  This Statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This Statement requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This statement requires that loans acquired in a purchase business combination be recorded at fair value.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.   This Statement is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management has determined the adoption of SFAS No. 141(R) did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment to ARB No. 51.”  This Statement establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The Statement also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management has determined the adoption of SFAS No. 160 did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has determined the adoption of SFAS No. 161 did not have a material effect on the Company’s financial position or results of operations.

FASB staff position EITF Issue No. 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20,” was posted December 30, 2008.  This FASB Staff Position (FSP) amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other than temporary impairment assessment has occurred.  The FSP also retains and emphasizes the objective of an other than temporary impairment assessment and the related disclosure requirements in FASB No. 115, “Accounting for Certain Investments

 in Debt and Equity Securities,” and other related guidance.  The FSP is effective for interim and annual reporting periods ending after December 15, 2008, and shall be applied prospectively.  Management has determined the adoption of FSP EITF Issue No. 99-20-1 did not have a material effect on the Company’s financial position or results of operations.

FASB staff position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was posted April 9, 2009.  This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  Management is currently in the process of determining what effect the provisions of this FSP will have on the Company’s financial position or results of operations.

FASB staff position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was posted April 9, 2009.  This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This FSP includes amendments to Statement 115 and FSP FAS 115-1 and FAS 124-1 and conforming changes to other standards, including Issue 99-20 and AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.”  An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings.  The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management is currently in the process of determining what effect the provisions of this FSP will have on the Company’s financial position or results of operations.

FASB staff position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was posted April 9, 2009.  This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157.  This FSP amends Statement 157 to require that a reporting entity disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management is currently in the process of determining what effect the provisions of this FSP will have on the Company’s financial position or results of operations.

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

The Company filed an application under the Troubled Asset Relief Program Capital Purchase Program with the U. S. Department of Treasury seeking approval to sell $21.5 million in preferred stock to the Treasury, and issued 21,500 shares of Fixed Rate Cumulative Preferred Stock, Series A on December 12, 2008 pursuant to that program.  The Company also issued a ten year warrant to purchase 188,707 shares of the Company’s common stock for an exercise price of $17.09 per share to the Treasury Department.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 27 through 31 of the Company’s annual report on Form 10K for the year ended December 31, 2008.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a good basis for the loans' quality.  For all loans not listed individually on the Asset Watch List, historical loss rates based on the last two years are the basis for developing expected charge-offs for each pool of loans.

Historical loss rates for commercial and homogeneous loans may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition.  Factors which management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, and examination results from bank regulatory agencies and the Company’s credit review function.

Finally, a portion of the allowance is maintained to recognize the imprecision in estimating and measuring loss when evaluating allowances for individual loans or pools of loans.  This unallocated allowance is based on factors such as current economic conditions, trends in the Company’s loan portfolio delinquency, losses and recoveries, level of under performing and non-performing loans, and concentrations of loans in any one industry.  The unallocated allowance is assigned to the various loan categories based on management’s perception of estimated incurred risk in the different loan categories and the principal balance of the loan categories.

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within non interest income in the consolidated statements of income. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non interest income in the consolidated statements of income.  Management believes the price movements in these securities are dependent upon the movement in market interest rates and illiquidity related to these assets.  Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2009 Compared to Quarter Ended March 31, 2008

General
The Company reported net income of $440,000 for the quarter ended March 31, 2009, compared to $1,419,000 for the quarter ended March 31, 2008, a decrease of $979,000.  Basic earnings per common share for the current quarter were $0.05 compared to $0.42 for the quarter ended March 31, 2008.  Diluted earnings per common share were $0.05 for the quarter ended March 31, 2009, compared to $0.42 for the quarter ended March 31, 2008.  The primary factor reducing the current quarter’s income was the $1,738,000 increase in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses remained fairly constant at $6,929,000 for the quarter ended March 31, 2009 as compared to $6,890,000 for the quarter ended March 31, 2008, an increase of $39,000 or ..6%.     The net interest margin declined 6 basis points from 3.25% for the quarter ended March 31, 2008 to 3.19% for the quarter ended March 31, 2009.

Provision for Loan Losses
The provision for loan losses increased $1,738,000 for the quarter ended March 31, 2009 to $2,098,000 compared to $360,000 for the quarter ended March 31, 2008.  The increase in provision for loan losses was primarily due to high levels of net charge offs during the first quarter.  Net charge offs were $1,760,000 for the first quarter and included a $1,398,000 write down of a $3.0 million loan to a manufacturing business in southeast Indiana, as well as $268,000 of charge offs related to residential mortgages, seconds and home equities. This compares to net charge offs of $289,000 for the first quarter of 2008.  The Company had explored various avenues of continuing the manufacturing business as a going concern.  This included working with a potential investor who analyzed purchasing the manufacturing business to produce a new product.  The investor completed the analysis in the first quarter of 2009 and it was determined that the purchase of the manufacturing business was not a viable option. Management therefore determined the charge off was warranted.  The allowance for loan losses increased $338,000 during the first quarter.  The increase in the allowance for loan losses during the quarter was a result of growth in the commercial loan portfolio, the continuing high level of non performing loans which totaled $23,314,000 and the affect of the current economic climate on credit quality.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended March 31, 2009 and 2008 is as follows:

Quarter ended March 31: (in thousands)	2009	2008

Allowance beginning balance	$8,589	$6,972
Provision for loan losses	2,098	360
Charge-offs	(1,834)	(383)
Recoveries	74	94
Allowance ending balance	$8,927	$7,043

Allowance to Total Loans	1.12%	0.93%
Allowance to Nonperforming Loans	38%	57%

Net interest income after provision for loan losses was $4,831,000 for the three month period ended March 31, 2009; a decrease of $1,699,000 or 26.0%, compared to $6,530,000 for the three month period ended March 31, 2008.

Interest Income
Total interest income for the three month period ended March 31, 2009, decreased $1,569,000 or 11.7% from $13,445,000 for the quarter ending March 31, 2008 to $11,876,000 for the quarter ending March 31, 2009.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest earning assets decreased 88 basis points to 5.47% in the three month period ended March 31, 2009, as compared to 6.35% in the three month period ended March 31, 2008.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 299 basis points as compared to the quarter ended March 31, 2008.  A second factor offsetting the impact of the declining rate environment was the increase in the average balance of interest earning assets of $28,671,000 in the three month period ended March 31, 2009, as compared to the three month period ended March 31, 2008.

Interest Expense
Total interest expense for the three month period ended March 31, 2009 decreased $1,608,000 or 24.5% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 84 basis points, from the three month period ended March 2008 to the three month period ended March 2009 quarter.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $32,080,000 in average interest bearing liabilities offset the decrease in interest rates for the three month period.

Non Interest Income
Total non interest income remained relatively constant decreasing $41,000 or 1.3% to $3,043,000 for the quarter.  While the change in total non interest income was insignificant, the change within the various categories of non interest income was more substantial.  Gain on sale of loans increased $659,000 over the two comparative quarters as declining rates resulted in a flurry of refinance activity.  The Company currently sells substantially all of its residential mortgage originations in the secondary market.  Investment advisory services decreased $471,000 during the quarter.  The Company sold its investment advisory services during the third quarter of 2008.  Miscellaneous income decreased $196,000 due to the recognition of $89,000 of deferred income related to the sale of a commercial property in the first quarter of 2008.  Additionally small decreases in income from other miscellaneous categories included decreases of $25,000 in FHLB dividend income, a $28,000 decrease in the value of a joint venture investment, a $20,000 decrease in trust fees and a $14,000 decrease in insurance income.

Non Interest Expenses
Non interest expenses decreased $182,000 or 2.5% to $7,233,000 for the quarter.  Decreases in non interest expense included a decrease in compensation and employee benefits of $591,000 or 13.8%, and a decrease in marketing expenses of $139,000 or 39.2%.  Offsetting these decreases was an increase of $549,000 in miscellaneous expenses.  Three primary factors contributed to the decrease in compensation and benefits:  1) the Company froze its defined benefit pension plan effective April 1, 2008 resulting is an expense reduction of $239,000 for the quarter, 2) the Company reduced its workforce by approximately 10% in the third quarter of 2008 and changed its vacation policy in February 2009, resulting in an expense reduction of approximately $200,000 for the quarter and 3) the Company discontinued offering brokerage services effective September 2008 resulting in an expense reduction of $267,000 for the quarter.  These decreases to compensation and employee benefits were partially offset by an increase in mortgage commissions of $218,000 as a result of increased mortgage volumes discussed above.  Marketing expense decreased $139,000 for the quarter due to the timing of advertising associated with the name change which occurred in the first quarter of 2008.  The Company anticipates total marketing cost for 2009 to be approximately 20% less than the average marketing expense over the previous 2 years.  Miscellaneous expense increased $549,000 for the quarter due primarily to an increase in problem loan workout related costs which increased $336,000 and an increase in the FDIC insurance expense of $280,000.  The increase in problem loan workout related costs for the quarter included approximately $217,000 in costs associated with the large charge off referenced above.

Taxes
The effective tax rate for the quarters ended March 31, 2009 and March 31, 2008, was 31.4% and 35.5%, respectively.  Pretax income for the quarter ended March 31, 2009 was $641,000 compared to $2,199,000 for the quarter ended March 31, 2008.  Both periods’ tax calculation includes the benefit of approximately $306,000 of tax-exempt income partially offset by the effect of nondeductible expenses.  In the quarter ended March 31, 2009, the Company’s pretax income exceeded tax-exempt income by approximately $378,000 for federal taxes and $583,000 for state taxes, resulting in tax expense of $201,000.  In the quarter ended March 31, 2008, the Company’s pretax income exceeded tax-exempt income by approximately $1,905,000 for federal taxes and $2,111,000 for state taxes, resulting in tax expense of $780,000.

Asset Quality
Nonperforming assets to total assets decreased to 2.67% at March 31, 2009 from 2.86% at December 31, 2008.  Nonperforming loans to total gross loans decreased to 2.87% at
March 31, 2009 from 3.03% at December 31, 2008.  Both of these ratio decreases are primarily due to the reduction of non performing loans and assets due to the $1,398,000 commercial charge off discussed earlier.  The allowance for loan losses increased to $8,927,000 as of March 31, 2009 compared to $8,589,000 at December 31, 2008.  The ratio of the allowance for loan losses to total loans was 1.12% at March 31, 2009 compared to 1.07% at December 31, 2008.   See further discussion in the critical accounting policies regarding the unallocated allowance.

FINANCIAL CONDITION:
Total assets as of March 31, 2009, were $1,001,925,000, which was an increase of $32,552,000 or 3.4% from December 31, 2008, total assets of $969,373,000.  Changes within the various balance sheet categories included a $45,595,000 increase in cash and cash equivalents.  Cash and due from banks increased due to funds received from deposit accounts which increased $44,491,000.  The increase in deposit accounts was across all categories except brokered deposits.  Money market deposit accounts increased $16,100,000, of which $10,758,000 related to retail accounts and $5,342,000 related to business accounts.  Certificates of deposit and public fund certificates increased $10,444,000 and $3,757,000, respectively.  Demand accounts increased $4,383,000 of which $2,044,000 was an increase in free checking accounts and $1,671,000 reflected an increase in business demand accounts.  The increase in the various deposit accounts is a reflection of the deposit promotions the Company is offering, as well as the increased security offered by FDIC insured accounts and the Company’s participation in the  FDIC’s Temporary  Liquidity Guarantee Program, (“TLGP”).  Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2010.  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2009.  Investments available for sale decreased $14,980,000.  These funds were used to repay $7,563,000 in FHLB advances and $4,713,000 of short term borrowings.  The Company continued its expansion of the commercial portfolio as commercial and commercial mortgage loans increased $6,924,000 and $4,738,000, respectively.  This growth was funded by the decreases in the residential and second and home equity portfolios as the Company sells virtually all of its residential mortgages in the secondary market.  Residential and second and home equity loans decreased $6,508,000 and $3,565,000 due primarily to the refinancing activity experienced in the first quarter of 2009 as consumers used available equity to lock in lower mortgage rates combining seconds and home equity loans into their first mortgages.

Shareholders' equity increased $162,000 during the first three months of 2009.  Retained earnings increased $440,000 from net income and decreased $591,000 for dividend payments on common and preferred stock, and $19,000 for the amortization of the discount on preferred stock.  Common stock increased $27,000 from recognition of compensation expense associated with vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $286,000 for the three months ended March 31, 2009.

At March 31, 2009, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$108,062	12.67%	$68,241	8.0%	$85,302	10.0%
Indiana Community Bancorp Consolidated	$115,026	13.47%	$68,325	8.0%	$85,406	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$99,135	11.62%	$34,121	4.0%	$51,181	6.0%
Indiana Community Bancorp Consolidated	$106,099	12.42%	$34,163	4.0%	$51,244	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$99,135	10.09%	$39,287	4.0%	$49,109	5.0%
Indiana Community Bancorp Consolidated	$106,099	10.83%	$39,185	4.0%	$48,981	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank(“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2009, the Bank had $122,363,000 in such borrowings.  In addition at March 31, 2009, the Bank had commitments to purchase loans of $7,793,000, as well as commitments to fund loan originations of $34,132,000, unused home equity lines of credit of $38,984,000 and unused commercial lines of credit of $53,994,000, as well as commitments to sell loans of $44,645,000.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the quarter ended March 31, 2009 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2008.  The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continue to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended March 31, 2009.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2009	-	$00.00	-	156,612
February 2009	-	$00.00	-	156,612
March 2009	-	$00.00	-	156,612
First Quarter	-	$00.00	-	156,612

(1)
On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  Any future stock repurchases will require the consent of the Treasury Department for a period of three years ended December 11, 2011, while the Treasury holds the Series A Preferred Stock.

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

                                                        Indiana Community Bancorp

Date:	May 8, 2009
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