Form 10-Q
period 2009-06-30
INDIANA COMMUNITY BANCORP
filed 2009-08-07
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

or

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

                                                                  Large accelerated filer [  ]                             Accelerated filer [  ]                               Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                                                                     YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of  July 31, 2009.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2009	2008

Assets:	(unaudited)
Cash and due from banks	$12,939	$22,352
Interest bearing demand deposits	33,891	234
Cash and cash equivalents	46,830	22,586
Securities available for sale at fair value (amortized cost $125,735 and $90,957)	126,689	91,096
Securities held to maturity at amortized cost (fair value $4,068 and $3,884)	4,564	4,467
Loans held for sale (fair value $5,199 and $2,907)	5,111	2,856
Portfolio loans:
Commercial loans	213,280	221,766
Commercial mortgage loans	334,793	334,367
Residential mortgage loans	108,829	120,227
Second and home equity loans	99,742	104,084
Other consumer loans	18,235	20,532
Unearned income	(75)	(241)
Total portfolio loans	774,804	800,735
Allowance for loan losses	(10,120)	(8,589)
Portfolio loans, net	764,684	792,146
Premises and equipment	14,722	15,323
Accrued interest receivable	3,604	3,777
Goodwill	1,394	1,394
Other assets	37,579	35,728
TOTAL ASSETS	$1,005,177	$969,373

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$75,791	$71,726
Interest checking	120,854	110,944
Savings	42,167	40,862
Money market	192,884	156,500
Certificates of deposits	334,256	314,425
Retail deposits	765,952	694,457
Brokered deposits	4,525	5,420
Public fund certificates	653	10,762
Wholesale deposits	5,178	16,182
Total deposits	771,130	710,639

FHLB advances	110,353	129,926
Short term borrowings	-	4,713
Junior subordinated debt	15,464	15,464
Other liabilities	19,300	16,619
Total liabilities	916,247	877,361

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,005	20,962
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,358,079 shares	21,030	20,985
Retained earnings, restricted	46,962	50,670
Accumulated other comprehensive loss, net	(67)	(605)

Total shareholders' equity	88,930	92,012
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,005,177	$969,373

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income:
Short term investments	$36	$92	$43	$393
Securities	803	675	1,624	1,359
Commercial loans	2,784	3,129	5,538	6,550
Commercial mortgage loans	4,802	4,453	9,630	8,954
Residential mortgage loans	1,609	2,251	3,407	4,601
Second and home equity loans	1,253	1,524	2,531	3,205
Other consumer loans	369	478	759	985
Total interest income	11,656	12,602	23,532	26,047

Interest Expense:
Checking and savings accounts	352	154	625	516
Money market accounts	615	545	1,089	1,622
Certificates of deposit	2,745	3,167	5,513	6,642
Total interest on retail deposits	3,712	3,866	7,227	8,780

Brokered deposits	51	112	107	223
Public funds	18	24	70	47
Total interest on wholesale deposits	69	136	177	270
Total interest on deposits	3,781	4,002	7,404	9,050

FHLB borrowings	1,088	1,266	2,276	2,528
Other borrowings	1	-	1	-
Junior subordinated debt	112	174	248	419
Total interest expense	4,982	5,442	9,929	11,997

Net interest income	6,674	7,160	13,603	14,050
Provision for loan losses	6,788	1,924	8,886	2,284
Net interest income (loss) after provision for loan losses	(114)	5,236	4,717	11,766

Non Interest Income:
Gain on sale of loans	674	396	1,736	799
Loss on sale of securities	-	(419)	-	(419)
Investment advisory services	-	481	-	952
Service fees on deposit accounts	1,594	1,659	3,048	3,154
Loan servicing income, net of impairment	140	149	273	274
Miscellaneous	328	511	722	1,101
Total non interest income	2,736	2,777	5,779	5,861

Non Interest Expenses:
Compensation and employee benefits	3,454	4,196	7,132	8,465
Occupancy and equipment	962	1,012	1,994	2,068
Service bureau expense	513	485	992	941
FDIC premium	775	20	1,075	40
Marketing	191	539	407	894
Miscellaneous	1,570	1,502	3,098	2,761
Total non interest expenses	7,465	7,754	14,698	15,169

Income (loss) before income taxes	(4,843)	259	(4,202)	2,458
Income tax provision (credit)	(2,001)	(14)	(1,800)	766
Net Income (Loss)	$(2,842)	$273	$(2,402)	$1,692

Basic earnings (loss) per common share	$(0.93)	$0.08	$(0.89)	$0.50
Diluted earnings (loss) per common share	$(0.93)	$0.08	$(0.89)	$0.50

Basic weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,361,271
Dilutive weighted average number of common shares	3,358,079	3,358,253	3,358,079	3,366,472
Dividends per common share	$0.120	$0.200	$0.240	$0.400

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net loss				(2,402)		(2,402)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $277					538	538
Total comprehensive loss						(1,864)

Common stock compensation expense			45			45
Amortization of discount on preferred stock		43		(43)		-
Common stock cash dividends				(806)		(806)
Preferred stock cash dividends				(457)		(457)
Balance at June 30, 2009	3,358,079	$21,005	$21,030	$46,962	$(67)	$88,930

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$-	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income				1,692		1,692
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $80					(173)	(173)
Total comprehensive income						1,519

Common stock repurchased	(11,886)		(18)	(268)		(286)
Common stock compensation expense			59			59
Common stock cash dividends				(1,343)		(1,343)
Balance at June 30, 2008	3,358,079	$-	$20,346	$48,170	$(1,113)	$67,403

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended
(unaudited)	June 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(2,402)	$1,692
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	813	690
Provision for loan losses	8,886	2,284
Stock based compensation expense	45	59
Benefit for deferred income taxes	(753)	(221)
Net gain from sale of loans	(1,736)	(799)
Loss on securities	-	419
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	33	(12)
Loan fees deferred (recognized), net	(21)	275
Proceeds from sale of loans held for sale	129,485	74,585
Origination of loans held for sale	(130,004)	(71,935)
Decrease in accrued interest and other assets	(2,258)	(327)
Increase in other liabilities	2,681	340
Net Cash From Operating Activities	4,769	7,050

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	29,107	(27,387)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	255	6
Securities available for sale	25,763	9,574
Sales of:
Securities available for sale	14,183	5,690
Real estate owned and other asset sales	1,093	798
Purchases of:
Loans	(11,250)	(3,316)
Securities held to maturity	(310)	-
Securities available for sale	(74,926)	(16,915)
Return of joint venture	671	-
Cash paid in acquisition of brokerage business	-	(100)
(Acquisition)/disposal of property and equipment	(53)	(450)
Net Cash Used In Investing Activities	(15,467)	(32,100)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	60,491	(9,731)
Proceeds from advances from FHLB	-	45,000
Repayment of advances from FHLB	(19,573)	(17,567)
Net repayments of overnight borrowings	(4,713)	(20)
Repurchase of common stock	-	(286)
Payment of dividends on preferred stock	(457)	-
Payment of dividends on common stock	(806)	(2,021)
Net Cash From Financing Activities	34,942	15,375

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,244	(9,675)
Cash and cash equivalents, beginning of period	22,586	40,552
Cash and Cash Equivalents, End of Period	$46,830	$30,877

Supplemental Information:
Cash paid for interest	$9,941	$12,085
Cash paid for income taxes	900	1,500
Non cash items:
Assets acquired through foreclosure	$740	$1,538

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2009, and for the six months ended June, 2009 and 2008, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Earnings (Loss) Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Basic EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,361,271

Diluted EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,361,271
Dilutive effect of stock options	-	174	-	5,201
Weighted average common and incremental shares	3,358,079	3,358,253	3,358,079	3,366,472

Anti-dilutive options	393,278	327,717	393,278	292,551

The following is a computation of earnings (loss) per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(2,842)	$273	$(2,402)	$1,692
Less preferred stock dividend	272	-	540	-
Less amortization of preferred stock discount	24	-	43	-
Net income (loss) available to common shareholders	$(3,138)	$273	$(2,985)	$1,692

Basic Earnings (Loss) per Common Share	$(0.93)	$0.08	$(0.89)	$0.50
Diluted Earnings (Loss) per Common Share	$(0.93)	$0.08	$(0.89)	$0.50

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the six month periods ended June 30, 2009 and 2008. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Six months ended June 30, 2009
Unrealized gains/(losses) from securities available for sale	$815	$(277)	$538	$955	$(327)	$628
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$815	$(277)	$538	$(196)	$129	$(67)

Six months ended June 30, 2008
Unrealized gains/(losses) from securities available for sale	$(253)	$80	$(173)	$(497)	$168	$(329)
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$(253)	$80	$(173)	$(1,795)	$682	$(1,113)

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $104,000 and $480,000 for the six months ended June 30, 2009, and 2008, respectively.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2009 and 2008, respectively. The Company froze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and six months ended June 30, 2009 and 2008, is estimated as follows: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008

Service cost	$26	$26	$52	$52
Interest cost	57	60	114	121
Amortization of prior service cost	14	14	27	27
Amortization of actuarial(gains)/losses	9	11	18	22

Net periodic benefit cost	$106	$111	$211	$222

The Bank previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to pay benefits of $212,000 in 2009.  As of June 30, 2009, the Bank has paid $102,000 in benefits and presently anticipates paying an additional $106,000 in fiscal 2009.

6. Goodwill and Other Intangible Assets
In accordance with Statement of Financial Accounting Standards, (SFAS) No. 142, “Goodwill and Other Intangible Assets,” the Company evaluated goodwill for impairment as of June 30, 2009.  Management determined that there was no impairment charge resulting from its impairment test.

7. Repurchases of Company Common Stock
During the six months ended June 30, 2009, the Company had no repurchases of company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of June 30, 2009, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At June 30, 2009 and December 31, 2008, these contingent obligations were approximately $1.3 million and $4.0 million, respectively.  Management believes it is remote that, as of June 30, 2009, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Securities purchased in an active market within 30 days of the statement date when a more recent quoted price has not been obtained are included in Level 1.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, agency and municipal bonds, and bond mutual funds.  Commercial paper with a term of three months or less have been included in Level 2 since the price can be corroborated by observable market data for substantially the full term of the investment.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include equity securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2009
Agency bonds	$-	$3,180	$-	$3,180
Municipal bonds	1,558	22,554	-	24,112
Collateralized mortgage obligations	12,973	49,133	-	62,106
Mortgage backed securities	-	16,174	-	16,174
Corporate debt	-	1,064	-	1,064
Bond mutual funds	-	19,978	-	19,978
Equity securities	-	-	75	75
Securities available for sale	$14,531	$112,083	$75	$126,689

December 31, 2008
Agency bonds	$-	$4,142	$-	$4,142
Municipal bonds	-	23,609	-	23,609
Collateralized mortgage obligations	8,841	19,138	-	27,979
Mortgage backed securities	-	18,568	-	18,568
Commercial paper	-	14,934	-	14,934
Corporate debt	-	1,023	-	1,023
Bond mutual funds	-	766	-	766
Equity securities	-	-	75	75
Securities available for sale	$8,841	$82,180	$75	$91,096

There was no change between the beginning and ending balance for the recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009.

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2009 and June 30, 2008.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at June 30, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2009
Impaired loans	-	-	18,779	18,779
Other real estate owned	-	-	140	140

December 31, 2008
Impaired loans	-	-	15,019	15,019

At June 30, 2009, impaired loans under SFAS No. 114 which had an evaluation adjustment during 2009 had an aggregate cost of $19.8 million and had been written down to a fair value of $18.8 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2008, impaired loans under SFAS No. 114 which had an evaluation adjustment during 2008 had an aggregate cost of $16.6 million and had been written down to a fair value of $15.0 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

At June 30, 2009, other real estate owned was reported at fair value less cost to sell of $140,000 measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments in accordance with FAS 107 is as follows: (dollars in thousands)

	June 2009
	Carrying Value	Fair Value
Assets:
Cash and due from banks	$46,830	$46,830
Securities available for sale	126,689	126,689
Securities held to maturity	4,564	4,068
Loans held for sale	5,111	5,199
Loans, net	764,684	775,290
Accrued interest receivable	3,604	3,604
Federal Home Loan Bank stock	8,329	8,329

Liabilities:
Deposits	771,130	778,051
FHLB borrowings	110,353	115,451
Junior subordinated debt	15,464	15,479
Advance payments by borrowers for taxes and insurance	576	576
Accrued interest payable	316	316

Financial Instruments:
Commitments to extend credit	76	76

Cash, Interest-bearing Deposits, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, Accrued Interest Payable and Short-term Borrowings
The carrying amount as reported in the Condensed Consolidated Balance Sheets is a reasonable estimate of fair value.

Securities Held to Maturity and Available for Sale
Fair values are based on quoted market prices and dealer quotes.  If quoted market prices or dealer quotes are not available, fair value is determined based on quoted prices of similar instruments.

Loans Held for Sale and Loans, net
The fair value of loans is estimated by discounting the future cash flows using the current rates for loans of similar credit risk and maturities.  The estimate of credit losses is equal to the allowance for loan losses.  Loans held for sale are based on current market prices.

Federal Home Loan Bank Stock
The fair value is estimated to be the carrying value, which is par.

Deposits
The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date.  The fair value of fixed-maturity certificates of deposit is estimated, by discounting future cash flows, using rates currently offered for deposits of similar remaining maturities.

FHLB Borrowings
The fair value is estimated by discounting future cash flows using rates currently available to the Company for advances of similar maturities.

Junior Subordinated Debt and Long Term Debt
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments
The commitments to originate and purchase loans have terms that are consistent with current market conditions.  The carrying value of the commitments to extend credit represent the unamortized fee income assessed based on the credit quality of the borrower.  Since the amount assessed represents the market rate that would be charged for similar agreements, management believes that the fair value approximates the carrying value of these instruments.

The fair value estimates presented herein are based on information available to management at June 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Securities
Securities are summarized as follows: (in thousands)
	June 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
Held to Maturity:
Municipal bonds	$775	$1	$-	$776
Certificate of deposit	410	-	-	410
Asset backed securities	229	-	(21)	208
Collateralized mortgage obligations	2,190	35	(532)	1,693
Mortgage backed securities	960	22	(1)	981
Total Held to Maturity	$4,564	$58	$(554)	$4,068

Available for Sale:
Agency bonds	$3,164	$40	$(24)	$3,180
Municipal bonds	23,696	504	(88)	24,112
Collateralized mortgage obligations	61,205	901	-	62,106
Mortgage backed securities	15,653	521	-	16,174
Corporate debt	1,964	-	(900)	1,064
Bond mutual funds	19,978	-	-	19,978
Equity securities	75	-	-	75
Total Available for Sale	$125,735	$1,966	$(1,012)	$126,689

Certain securities, with amortized cost of $.7 million and fair value of $.7 million at June 30, 2009, were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $16.7 million and fair value of $17.2 million at June 30, 2009 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at June 30, 2009 by contractual maturity are summarized as follows: (dollars in thousands)

	Held to Maturity Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency bonds:
Due in one year or less	$-	$-	$1,650	$1,690
Due after 1 year through 5 years	-	-	1,514	1,490
Municipal bonds:
Due in one year or less	-	-	2,679	2,705
Due after 1 year through 5 years	535	536	8,934	9,159
Due after 5 years through 10 years	240	240	11,431	11,596
Due after 10 years	-	-	652	652
Certificate of deposit:
Due in one year or less	410	410	-	-
Asset back securities	229	208	-	-
Collateralized mortgage obligations	2,190	1,693	61,205	62,106
Mortgage backed securities	960	981	15,653	16,174
Corporate debt:
Due after 10 years	-	-	1,964	1,064
Bond mutual funds	-	-	19,978	19,978
Equity securities	-	-	75	75
Total	$4,564	$4,068	$125,735	$126,689

Activities related to the sales of securities available for sale are summarized as follows: (dollars in thousands)

	Three months ended	Six months ended	Three months ended	Six months ended
	June 2009	June 2009	June 2008	June 2008
Proceeds from sales	$2,477	$14,183	$2,189	$5,690
Gross gains on sales	-	-	-	-
Gross losses on sales	-	-	-	-
Other than temporary impairment losses on equity investments	-	-	419	419
Tax benefit on realized security losses	-	-	166	166

12. Impairment of Investments
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

In reviewing held to maturity securities at June 30, 2009, for other than temporary impairment, management considered the change in market value of the securities in the second quarter of 2009, the expectation for the security’s future performance based on the receipt of all required cash flows, Moody’s and S&P ratings where available, and the Company’s intent and ability to hold the securities to maturity.  Based on this criteria management determined the value of held to maturity securities portfolio did not require additional impairment.

In analyzing the available for sale portfolio, the Company had two securities with a face amount of $2.0 million and an unrealized loss of $900,000 as of June 30, 2009.  This is an improvement from the March 31, 2009 unrealized loss of $1.1 million.  These two securities are backed by Bank of America, the purchaser of Nations Bank, and Chase.  Management expects the outcome of these two investments to be an all or none scenario, whereby if either Bank of America or Chase becomes insolvent the Bank would not be repaid or, conversely, if these two national banks remain going concerns the Bank would be repaid.  Currently the Bank of America and Chase investments are rated BAA3 and A1, respectively, by Moody’s rating system.  Both of the issuers of these bonds are considered well capitalized banks under the current regulatory definition.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturity beyond ten years.  The Company has the intent and ability to hold these two securities to recovery, which may be maturity.  One other AFS security has been in a loss position for more than 12 months.  This security has a book value of $6,000 and a market value loss of $34.  All other available for sale securities in a loss position have been so for less than twelve months.

	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$77	$(21)	$-	$-	$77	$(21)
Collateralized mortgage obligations	1,306	(532)	-	-	1,306	(532)
Mortgage backed securities	218	(1)	-	-	218	(1)
Corporate debt	-	-	1,064	(900)	1,064	(900)
Municipal bonds	2,158	(88)	-	-	2,158	(88)
US Agencies	1,490	(24)	-	-	1,490	(24)
Total Temporarily Impaired Securities	$5,249	$(666)	$1,064	$(900)	$6,313	$(1,566)

13. FDIC Special Assessment
On May 22, 2009, the Board of Directors of the Federal Deposit Insurance Corporation, (FDIC), voted to levy a special assessment on insured institutions. The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment will be collected September 30, 2009.  Management anticipates that the special assessment for the Bank would total approximately $475,000, based on current asset and capital levels.  This amount was recorded in the second quarter of 2009.

With the adoption of the special assessment, the FDIC projects that the deposit insurance fund will remain low but positive through 2009 and then begin to rise in 2010. However, Chairman Bair of the FDIC also cautioned that given the inherent uncertainty in these projections and the importance of maintaining a positive fund balance and reserve ratio, "it is probable that an additional special assessment will be necessary in the fourth quarter, although the amount of such a special assessment is uncertain."

14.  Subsequent Events
Subsequent events has been evaluated through August 7, 2009, which is the date the financial statements were issued.  As of August 7, 2009, the Company did not have any subsequent events to report.

15. New Accounting Pronouncements
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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.”  This Statement is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This Statement is effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  Management has determined the adoption of SFAS No. 165 did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.”  The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.   This Statement must be applied to transfers occurring on or after the effective date.  Management has not yet determined whether the adoption of SFAS No. 166 will have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R).”  This statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, “Accounting for Transfers of Financial Assets”, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management has not yet determined whether the adoption of SFAS No. 166 will have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management has determined the adoption of SFAS No. 168 will not have a material effect on the Company’s financial position or results of operations.

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

FASB staff position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” was posted April 9, 2009. This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting periods.  This FSP shall be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

FASB staff position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” was posted April 9, 2009. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP includes amendments to Statement 115 and FSP FAS 115-1 and FAS 124-1 and conforming changes to other standards, including Issue 99-20 and AICPA Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” An entity shall disclose information for interim and annual periods that enables users of its financial statements to understand the types of available-for-sale and held-to maturity debt and equity securities held, including information about investments in an unrealized loss position for which an other-than-temporary impairment has or has not been recognized. In addition, for interim and annual periods, an entity shall disclose information that enables users of financial statements to understand the reasons that a portion of an other-than-temporary impairment of a debt security was not recognized in earnings and the methodology and significant inputs used to calculate the portion of the total other-than-temporary impairment that was recognized in earnings. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Management has determined the adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

FASB staff position No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was posted April 9, 2009. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP applies to all assets and liabilities within the scope of accounting pronouncements that require or permit fair value measurements, except as discussed in paragraphs 2 and 3 of Statement 157. This FSP amends Statement 157 to require that a reporting entity to disclose in interim and annual periods the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management has determined the adoption of this FSP did not have a material effect on the Company’s financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 27 through 48 of the Company’s annual report on Form 10-K for the year ended December 31, 2008.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase. Only those securities classified as held-to-maturity are reported at amortized cost. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within non interest income in the condensed consolidated statements of operations. The cost of securities sold is based on the specific identification method. Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer and the Company’s intent and ability to hold the security to recovery, which may be maturity.  A decline in value that is considered to be other-than-temporary is recorded as a loss within non interest income in the condensed consolidated statements of operations.  Management believes the price movements in these securities are dependent upon the movement in market interest rates and illiquidity related to these assets.  Management also maintains the intent and ability to hold securities in an unrealized loss position to the earlier of the recovery of losses or maturity.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2009 Compared to Quarter Ended June 30, 2008

General
The Company reported net loss of $2.8 million for the quarter ended June 30, 2009, compared to net income of $273,000 for the quarter ended June 30, 2008, a decrease of $3.1 million.  Basic and diluted earnings per common share for the current quarter were $(0.93) compared to $0.08 for the quarter ended June 30, 2008.  The primary factor reducing the current quarter’s income was the $4.9 million increase in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $486,000 or 6.8% to $6.7 million for the quarter ended June 30, 2009 as compared to $7.2 million for the quarter ended June 30, 2008.  The net interest margin declined 52 basis points from 3.40% for the quarter ended June 30, 2008 to 2.88% for the quarter ended June 30, 2009.  The reduction in net interest margin was due to the rates earned on interest earning assets falling faster than rates paid on interest bearing liabilities during the second quarter.  Average interest earning assets and average interest bearing liabilities increased $80.7 million $65.5 million in the second quarter of 2009 compared to the same quarter of the prior year.

Provision for Loan Losses
The provision for loan losses increased $4.9 million for the quarter ended June 30, 2009 to $6.8 million compared to $1.9 million for the quarter ended June 30, 2008.  The $6.8 million provision for loan losses for the second quarter was due to increased levels in non-performing assets of $4.1 million to $30.9 million at June 30, 2009, as well as the continuing challenging economic environment.  Net charge offs were $5.6 million for the second quarter and included $3.3 million of charge offs related to three condominium projects.  In the second quarter of 2009, one of the condominium projects converted to a multi-family apartment project, due to the continued decline of the condominium market.  The change in project type and new bank appraisal valuation based on that change resulted in a second quarter write down of the new project.  The Company received an updated second quarter 2009 appraisal valuation on another under performing condominium project leading management to decrease the value of the outstanding loan.  Also in the second quarter of 2009, the Company had a court approved receiver’s auction on a third under performing condominium project.  The remaining units of this project were written down based on the auction values received.  The Company also had a $1.2 million write down on an equipment loan, based on a chapter 11 bankruptcy filing by the borrower and updated equipment valuations provided in the second quarter.  Additional smaller write downs occurred in the second quarter primarily due to new information becoming available regarding the value of the various projects involved.  The allowance for loan losses increased $1.2 million during the second quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans of $4.6 million to $27.9 million as of June 30, 2009, over the March 31, 2009 non performing loans which totaled $23.3 million, as well as the affect of the current economic climate on credit quality.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended June 30, 2009 and 2008 is as follows:

Quarter ended June 30: (in thousands)	2009	2008

Allowance beginning balance	$8,927	$7,043
Provision for loan losses	6,788	1,924
Charge-offs	(5,654)	(1,370)
Recoveries	59	52
Allowance ending balance	$10,120	$7,649

Allowance to Total Loans	1.31%	0.98%
Allowance to Nonperforming Loans	36.3%	59%

Net interest income (loss) after provision for loan losses was ($114,000) for the three month period ended June 30, 2009; a decrease of $5.4 million or 102.2%, compared to $5.2 million for the three month period ended June 30, 2008.

Interest Income
Total interest income for the three month period ended June 30, 2009, decreased $946,000 or 7.5% from $12.6 million for the quarter ending June 30, 2008 to $11.7 million for the quarter ending June 30, 2009.  Two primary factors influenced the resulting interest income recorded.  The decrease in interest income is a direct reflection of the declining rates experienced in the second quarter of 2009 compared to the second quarter of 2008.  The average prime rates for the second quarter of 2009 and 2008 were 3.25% and 5.08%, respectively.  The declining rates of the two comparative quarters translated into a 94 basis points reduction in the yield on average interest earning assets to 5.04% for the quarter ended June 30, 2009 compared to 5.98% for the quarter ended June 30, 2008.  Another factor influencing interest income was the makeup of the increase in the average interest earning assets for the second quarter of 2009 as compared to the second quarter of 2008.  In the second quarter of 2009 average earning assets increased $80,651,000 over average earning assets in the second quarter of 2008.  However the majority of this increase was held in interest earning demand deposits, whose average balance increased $43,774,000 in the quarter ended June 2009 versus the quarter ended June 2008.  These funds were held to pay off maturing FHLB advances and fund potential loan growth that did not occur.  Near the end of the second quarter the majority of the funds earning demand rates were invested in higher yielding securities.

Interest Expense
Total interest expense for the three month period ended June 30, 2009 decreased $460,000 or 8.5% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 41 basis points, from the three month period ended June 2008 to the three month period ended June 2009 quarter.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $65,526,000 in average interest bearing liabilities offset the decrease in interest rates for the three month period as average balances in interest checking, money market accounts and certificates of deposits increased $32,065,000, $19,628,000 and $21,103,000, respectively.

Non Interest Income
Total non interest income decreased $41,000 or 1.5% to $2.7 million for the quarter.  While the change in total non interest income was insignificant, the change within the various categories of non interest income was more significant.  Gain on sale of loans increased $278,000 over the two comparative quarters as declining rates resulted in increased refinance activity.  The Company currently sells substantially all of its residential mortgage originations in the secondary market. In the second quarter of 2008, the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund (Fund).  The net asset value of the Fund declined in the second quarter of 2008 due to liquidity concerns within the mortgage backed securities market combined with the downgrade of certain securities in the Fund’s portfolio by various ratings agencies. Investment advisory services decreased $481,000 during the quarter.  The Company sold its investment advisory services during the third quarter of 2008.  Miscellaneous income decreased $183,000 due primarily to the net effect of a $140,000 decrease in FHLB dividend income, a $78,000 decrease from the loss on sale of a Company building which formally housed part of the operations staff and a $37,000 increase from the gain on real estate sold.

Non Interest Expenses
Non interest expenses decreased $289,000 or 3.7% to $7,465,000 million for the quarter.  Decreases in non interest expense included a decrease in compensation and employee benefits of $742,000 or 17.7%, and a decrease in marketing expenses of $348,000 or 64.6%.  Offsetting these decreases was an increase of $755,000 in FDIC insurance expenses.  Several factors contributed to the decrease in compensation and benefits:  1) the Company froze its defined benefit pension plan effective April 1, 2008 resulting in an expense reduction of $137,000 for the quarter; 2) the Company reduced its workforce by approximately 10% in the third quarter of 2008 resulting in an expense reduction of approximately $200,000 for the quarter; 3) the Company changed its vacation policy in February 2009 and had reduced bonus expense resulting in compensation reductions of $169,000; 4) the Company discontinued offering brokerage services effective September 2008 resulting in an expense reduction of $283,000 for the quarter; and 5) the Company had reduced health insurance costs of $51,000.  These decreases to compensation and employee benefits were partially offset by an increase in mortgage commissions of $157,000 as a result of increased mortgage volumes discussed above.  Marketing expense decreased $348,000 for the quarter due to the timing of advertising associated with the name change which occurred in the first quarter of 2008.  The Company anticipates total marketing cost for 2009 to be approximately 20% less than the average marketing expense over the previous 2 years.  In the quarter ended June 2008, FDIC insurance expense was $20,000.  This was based on an assessment rate that is less than half of the current year assessment rate.  Additionally, in the second quarter of 2008 the Company received the benefit of an assessment credit that was depleted at the end of 2008.  In the quarter ended June 2009, the assessment rate is more than double the prior year rate, the Company no longer has an assessment credit to apply against the insurance charge and finally, the FDIC assessed a special assessment that cost the Company an additional $475,000.  In total the FDIC insurance charge was $775,000 in the second quarter of 2009.  The FDIC has stated that it is probable that an additional special assessment will be necessary in the fourth quarter, although the amount of such a special assessment is uncertain.  Miscellaneous expense increased $68,000 or 4.5% for the current quarter.  While this is a relatively small increase it is the net result of increased loan expenses of $316,000 associated with increased loan originations and problem loan workouts offset by decreases in employee expenses, professional fees and office supplies.

Taxes
Tax credits were recorded for the second quarters ended June 2009 and June 2008.  In the quarter ended June 2009 the Company recorded a pretax loss of $4,843,000 resulting in a tax credit of $2,001,000.  In the quarter ended June 2008 the Company recorded pretax income of $259,000.  Both periods’ tax calculation includes the benefit of approximately $320,000 of tax-exempt income partially offset by the effect of nondeductible expenses.  Due to tax exempt income exceeding pretax income in the second quarter of 2008 the Company recorded a tax benefit of $14,000.

RESULTS OF OPERATIONS:
Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

General
The Company reported net loss of $2.4 million for the six months ended June 30, 2009, compared to net income of $1.7 million for the six months ended June 30, 2008, a decrease of $4.1 million.  Basic earnings per common share for the current six months were $(0.89) compared to $0.50 for the six months ended June 30, 2008.  Diluted earnings per common share were $(0.89) for the six months ended June 30, 2009, compared to $0.50 for the six months ended June 30, 2008.  The primary factor reducing the current six months income was the $6.6 million increase in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $447,000 to $13.6 million for the six months ended June 30, 2009 as compared to $14.1 million for the six months ended June 30, 2008, a decrease of $447,000 or 3.2%.  The net interest margin declined 33 basis points from 3.33% for the six months ended June 30, 2008 to 3.00% for the six months ended June 30, 2009.

Provision for Loan Losses
The provision for loan losses increased $6.6 million for the six months ended June 30, 2009 to $8.9 million compared to $2.3 million for the six months ended June 30, 2008.  The increase in the provision for loan losses is reflective of the increase in non-performing assets and the continuing sluggish economy.  Year-to-date net charge offs totaled $7.4 million compared to $1.6 million during the first half of 2008.  Net charge offs were $5.6 million for the second quarter and included $3.3 million of charge offs related to three condominium projects as discussed in the second quarter above.  Net charge offs of $1,760,000 for the first quarter of  2009 included a $1,398,000 write down of a $3.0 million loan to a manufacturing business in southeast Indiana, as well as $268,000 of charge offs related to residential mortgages, seconds and home equities.   The allowance for loan losses increased $1.5 million during the first six months.  The increase in the allowance for loan losses during the six months, like the increase in the provision, was a result of the increasing level of non performing loans which totaled $27.9 million and the affect of the current economic climate on credit quality.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the six month periods ended June 30, 2009 and 2008 is as follows:

Six months ended June 30: (in thousands)	2009	2008

Allowance beginning balance	$8,589	$6,972
Provision for loan losses	8,886	2,284
Charge-offs	(7,488)	(1,753)
Recoveries	133	146
Allowance ending balance	$10,120	$7,649

Allowance to Total Loans	1.31%	0.98%
Allowance to Nonperforming Loans	36.3%	59%

Net interest income after provision for loan losses was $4.7 million for the six month period ended June 30, 2009; a decrease of $7.0 million or 59.9%, compared to $11.8 million for the six month period ended June 30, 2008.

Interest Income
Total interest income for the six month period ended June 30, 2009, decreased $2.5 million or 9.7% from $26.0 million for the six months ending June 30, 2008 compared to $23.5 million for the six months ending June 30, 2009.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest earning assets decreased 98 basis points to 5.19% in the six month period ended June 30, 2009, as compared to 6.17% in the six month period ended June 30, 2008.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 199 basis points as compared to the six months ended June 30, 2008.  A second factor impacting interest income was the $65.2 million growth in the average balance of interest earning assets in the six month period ended June 30, 2009, as compared to the six month period ended June 30, 2008.

Interest Expense
Total interest expense for the six month period ended June 30, 2009 decreased $2.1 million or 17.2% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 63 basis points, from the six month period ended June 2008 to the six month period ended June 2009.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $65,526,000 in average interest bearing liabilities offset the decrease in interest rates for the six month period.

Non Interest Income
The explanation for changes in non interest income for the six month periods ended June 2009 and June 2008 are very similar to the explanation for changes in the three month periods ending June 2009 and 2008.   Non interest income remained relatively constant decreasing $82,000 or 1.4% to $5.8 million for the six months ended June 2009.  While the changes in total non interest income were insignificant, several material changes occurred within the various categories of non interest income.  Gain on sale of loans increased $937,000 over the two comparative six month periods as declining rates resulted in increased refinance activity.  The Company currently sells substantially all of its residential mortgage originations in the secondary market.  As discussed above, the Company recorded a loss of $419,000 related to an other than temporary impairment in the value of its $4,270,000 investment in the AMF Ultra Short Mortgage Fund in the second quarter of 2008.  Investment advisory services decreased $952,000 during the six months.  The Company sold its investment advisory services during the third quarter of 2008.  Miscellaneous income decreased $379,000 due primarily to a $160,000 decrease in FHLB dividend income.  Other categories of miscellaneous income had small changes including a net decrease of $59,000 from the loss on sale of a Company building and other fixed assets, a $47,000 reduction in rental income received, a net reduction of $47,000 due to the recognition of deferred income related to the sale of a commercial property in the first six month of 2008, and a $42,000 decrease in trust fees.

Non Interest Expenses
Non interest expenses decreased $471,000 or 3.1% to $14.7 million for the six months.  Decreases in non interest expense included a decrease in compensation and employee benefits of $1.3 million or 15.8%, and a decrease in marketing expenses of $487,000 or 54.5%.  Offsetting these decreases were increases of $1.0 million in FDIC insurance expense and $337,000 of miscellaneous expenses.  Four primary factors contributed to the decrease in compensation and benefits:  1) the Company froze its defined benefit pension plan effective April 1, 2008 resulting is an expense reduction of $376,000 for the six months; 2) the Company reduced its workforce by approximately 10% in the third six months of 2008 resulting in an expense reduction of approximately $400,000 for the six months; 3) the Company changed its vacation policy in February 2009 and had reduced bonus expense resulting in compensation reductions of $290,000; and 4) the Company discontinued offering brokerage services effective September 2008 resulting in an expense reduction of $550,000 for the six months.  These decreases to compensation and employee benefits were partially offset by an increase in mortgage commissions of $375,000 as a result of increased mortgage origination volumes.  The FDIC insurance increased $1.0 million for the year to date period.  This increase, as discussed in the second quarter above, relates to the doubling of the rate charged coupled with the depletion of the one time credit at the end of 2008, resulting in $600,000 of FDIC insurance expenses as well as the $475,000 charge for the FDIC special assessment.  Marketing decreased $487,000 for the six months due to the timing of advertising associated with the name change which occurred in the first six months of 2008.  As noted in the quarterly discussion, the Company anticipates total marketing cost for 2009 to be approximately 20% less than the average marketing expense over the previous 2 years.  Miscellaneous expense increased $337,000 for the six months due primarily to increased loan expenses of $640,000 for the year to date period primarily due to expenses associated with problem loan workout related costs.  Offsetting the increase in loan expenses were decreases in employee expenses of $90,000 due to having fewer employees, decreases in professional fees of $105,000 due to the previous years change in external auditors and a $130,000 decrease in office supplies as the six months ended June 2008 included purchases associated with the name change.

Taxes
The effective tax rate for the six months ended June 30, 2009 was a tax credit of 42.8%.  The effective tax rate for the six months ended June 30, 2008 was 31.4%.  Pretax loss for the six months ended June 30, 2009 was $4.2 million compared to pretax income of $2.5 million for the six months ended June 30, 2008.  Both periods’ tax calculation includes the benefit of approximately $630,000 of tax-exempt income partially offset by the effect of nondeductible expenses.

Asset Quality
Nonperforming assets to total assets increased to 3.07% at June 30, 2009 from 2.86% at December 31, 2008.  Nonperforming loans to total gross loans increased to 3.59% at June 30, 2009 from 3.03% at December 31, 2008.  Both of these ratio increases are primarily due to the increase of non performing loans and assets.  The allowance for loan losses increased to $10.1 million as of June 30, 2009 compared to $8.6 million at December 31, 2008.  The ratio of the allowance for loan losses to total loans was 1.31% at June 30, 2009 compared to 1.07% at December 31, 2008.   See further discussion in the critical accounting policies regarding the unallocated allowance.

The Company has 54.5% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of June 30, 2009.  (Dollars In Thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Land Development 1-4 Construction	54,904	5.47%
Office Building	54,645	5.45%
Accounts Receivable Inventory Equipment	48,180	4.80%
Land Development Business	38,210	3.81%
Manufacturing Business/Industrial	35,186	3.51%
Shopping Center	34,897	3.48%
Warehouse	32,434	3.23%
Retail Business Store	30,877	3.08%
Land Only	25,535	2.55%
Motel	22,148	2.21%
Apartment Building	21,401	2.13%
Medical Building	16,728	1.67%
Life Insurance	14,387	1.43%
Non-Margin Stock	12,932	1.29%
Athletic/Recreational/School	11,883	1.18%

FINANCIAL CONDITION:
Total assets as of June 30, 2009, were $1.0 billion, which was an increase of $35.8 million or 3.7% from December 31, 2008, total assets of $969.4 million.  Changes within the various balance sheet categories included a $24.2 million increase in cash and cash equivalents and a $35.6 million increase in securities available for sale.  These increases were funded by increases of $71,495,000 in retail deposits, as well as payments received on loans.   Retail deposits increased across all categories.  Money market deposit accounts increased $36.4 million, of which $21,714,000 related to retail accounts and $14,669,000 related to business accounts.  Certificates of deposit increased $19.8 million.  Demand accounts increased $4.1 million.  All of the growth in demand accounts reflected increases in business demand accounts.  The increase in the various deposit accounts is a reflection of the deposit promotions the Company is offering, as well as the increased security offered by FDIC insured accounts and the Company’s participation in the  FDIC’s Temporary  Liquidity Guarantee Program (“TLGP”).  Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2009, for increased FDIC insurance premiums of 10 basis points per $100 of insured deposits.  The FDIC is considering an extension of this insurance protection at a cost of 25 basis points per $100 of insured deposits.  Part of the increase in retail deposit accounts was used to repay $19.6 million in FHLB advances, $4.7 million of short term borrowings and to fund the reduction of wholesale deposits. Residential and second and home equity loans decreased $11.4 million and $4.3 million, respectively, due primarily to the refinancing activity experienced in the first six months of 2009 as consumers used available equity to lock in lower mortgage rates combining seconds and home equity loans into their first mortgages.

Commercial loans and commercial mortgage loans had a net decrease of $8.1 million.  The majority of this decrease was related to commercial net charge offs of $6.6 million that occurred in the first six months of 2009.

Shareholders' equity decreased $3.1 million during the first six months of 2009.  Retained earnings decreased $2.4 million from net loss and decreased $1.3 million for dividend payments on common and preferred stock, and $43,000 for the amortization of the discount on preferred stock.  Common stock increased $45,000 from recognition of compensation expense associated with vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $538,000 for the six months ended June 30, 2009.

At June 30, 2009, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$106,626	12.46%	$68,458	8.0%	$85,573	10.0%
Indiana Community Bancorp Consolidated	$112,723	13.16%	$68,502	8.0%	$85,627	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$96,506	11.28%	$34,229	4.0%	$51,344	6.0%
Indiana Community Bancorp Consolidated	$102,603	11.98%	$34,251	4.0%	$51,376	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$96,506	9.57%	$40,327	4.0%	$50,409	5.0%
Indiana Community Bancorp Consolidated	$102,603	10.17%	$40,362	4.0%	$50,452	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2009, the Bank had $110.4 million in such borrowings.  In addition at June 30, 2009, the Bank had commitments to purchase loans of $6.6 million, as well as commitments to fund loan originations of $38.1 million, unused home equity lines of credit of $38.1 million and unused commercial lines of credit of $54.2 million, as well as commitments to sell loans of $34.0 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the six months ended June 30, 2009 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2008.  The recent adverse conditions of mortgage-backed securities and collateralized debt obligations backed by subprime or near-subprime mortgage loans continue to affect credit quality within this market segment.  The Company does not invest in this market segment and therefore the credit decline has not impacted the Company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the six months ended June 30, 2009.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2009	-	$00.00	-	156,612
May 2009	-	$00.00	-	156,612
June 2009	-	$00.00	-	156,612
Second Quarter	-	$00.00	-	156,612

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

Item 3. Defaults Upon Senior Securities
N/A

Item 4.  Submission of Matters to a Vote of Security Holders
On April 28, 2009, the Corporation held its Annual Meeting of Shareholders.  A total of 2,850,144 shares were present in person or by proxy at the meeting.  The following director nominees received the following votes and votes withheld at that meeting:

For                      Votes Withheld
John M. Miller                                                                                2,828,577                          21,567
(three year term)
Harvard W. Nolting, Jr.                                                                 2,802,553                         47,591
(three year term)

The terms of office of the following directors continued after the Annual Meeting of Shareholders:

Term Expiring
John T. Beatty	2010
William J. Blaser	2010
Harold Force	2010
John K. Keach, Jr.	2011
David W. Laitinen, M.D.	2011

The proposition described below, having received a vote, in person or by proxy, of the more favorable votes than votes cast against the proposition, was declared to be duly adopted by the shareholders of the Corporation.

	For	Against	Abstain
Approval of compensation paid to executive officers of Indiana Community Bancorp.	2,546,438	209,413	94,293

	For	Against	Abstain
Approval and ratification of the appointment of BKD, LLP as auditors for Indiana Community Bancorp for the year ended December 31, 2009.	2,841,365	5,698	3,080

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

                                                        Indiana Community Bancorp

Date:	August 7, 2009
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