Form 10-Q
period 2009-09-30
INDIANA COMMUNITY BANCORP
filed 2009-11-05
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

                                            YES [X]                                                      NO [  ]

Indicate by check mark whether the registrant has submitted electronically  and posted to its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                            YES [  ]                                                       NO [  ]

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer,”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer [  ]                                                                                                      Accelerated filer [  ]

   Non-accelerated filer [  ] (Do not check if a smaller reporting company)    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                                                                                       YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2009.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2009	2008

Assets:	(unaudited)
Cash and due from banks	$11,460	$22,352
Interest bearing demand deposits	55,433	234
Cash and cash equivalents	66,893	22,586
Securities available for sale at fair value (amortized cost $171,071 and $90,957)	173,854	91,096
Securities held to maturity at amortized cost (fair value $3,872 and $3,884)	4,349	4,467
Loans held for sale (fair value $3,188 and $2,907)	3,123	2,856
Portfolio loans:
Commercial and commercial mortgage loans	544,666	556,133
Residential mortgage loans	100,416	120,227
Second and home equity loans	98,690	104,084
Other consumer loans	16,774	20,532
Unearned income	(126)	(241)
Total portfolio loans	760,420	800,735
Allowance for loan losses	(12,170)	(8,589)
Portfolio loans, net	748,250	792,146
Premises and equipment	14,624	15,323
Accrued interest receivable	3,936	3,777
Goodwill	-	1,394
Other assets	37,969	35,728
TOTAL ASSETS	$1,052,998	$969,373

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$74,680	$71,726
Interest checking	161,027	110,944
Savings	42,336	40,862
Money market	203,200	156,500
Certificates of deposits	342,807	314,425
Retail deposits	824,050	694,457
Brokered deposits	-	5,420
Public fund certificates	614	10,762
Wholesale deposits	614	16,182
Total deposits	824,664	710,639

FHLB advances	110,346	129,926
Short term borrowings	-	4,713
Junior subordinated debt	15,464	15,464
Other liabilities	14,753	16,619
Total liabilities	965,227	877,361

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,029	20,962
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,358,079 shares	21,045	20,985
Retained earnings, restricted	44,558	50,670
Accumulated other comprehensive income/(loss), net	1,139	(605)

Total shareholders' equity	87,771	92,012
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,052,998	$969,373

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income:
Short term investments	$33	$57	$76	$450
Securities	1,200	704	2,824	2,063
Commercial and commercial mortgage loans	7,504	8,019	22,672	23,523
Residential mortgage loans	1,463	2,018	4,870	6,619
Second and home equity loans	1,225	1,527	3,756	4,732
Other consumer loans	358	468	1,117	1,453
Total interest income	11,783	12,793	35,315	38,840

Interest Expense:
Checking and savings accounts	481	157	1,106	673
Money market accounts	608	634	1,697	2,256
Certificates of deposit	2,677	2,863	8,190	9,505
Total interest on retail deposits	3,766	3,654	10,993	12,434

Brokered deposits	32	112	139	335
Public funds	4	62	74	109
Total interest on wholesale deposits	36	174	213	444
Total interest on deposits	3,802	3,828	11,206	12,878

FHLB borrowings	1,061	1,297	3,337	3,825
Other borrowings	-	1	1	1
Junior subordinated debt	87	175	335	594
Total interest expense	4,950	5,301	14,879	17,298

Net interest income	6,833	7,492	20,436	21,542
Provision for loan losses	3,899	987	12,785	3,271
Net interest income after provision for loan losses	2,934	6,505	7,651	18,271

Non Interest Income:
Gain on sale of loans	464	359	2,200	1,158
Loss on securities	(37)	(18)	(37)	(437)
Investment advisory services	-	419	-	1,371
Service fees on deposit accounts	1,674	1,897	4,722	5,051
Loan servicing income, net of impairment	122	139	395	413
Net gain/(loss) on real estate owned	(468)	79	(454)	56
Miscellaneous	560	510	1,268	1,634
Total non interest income	2,315	3,385	8,094	9,246

Non Interest Expenses:
Compensation and employee benefits	3,509	3,967	10,641	12,432
Occupancy and equipment	924	1,079	2,918	3,147
Service bureau expense	465	493	1,457	1,434
FDIC premium	318	31	1,393	72
Marketing	178	167	585	1,061
Goodwill impairment	1,394	-	1,394	-
Miscellaneous	1,213	1,341	4,311	4,101
Total non interest expenses	8,001	7,078	22,699	22,247

Income (loss) before income taxes	(2,752)	2,812	(6,954)	5,270
Income tax provision (credit)	(674)	1,010	(2,474)	1,776
Net Income (Loss)	$(2,078)	$1,802	$(4,480)	$3,494

Basic earnings (loss) per common share	$(0.71)	$0.54	$(1.60)	$1.04
Diluted earnings (loss) per common share	$(0.71)	$0.54	$(1.60)	$1.04

Basic weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,360,199
Dilutive weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,360,199
Dividends per common share	$0.010	$0.120	$0.250	$0.520

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net loss				(4,480)		(4,480)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $900					1,744	1,744
Total comprehensive loss						(2,736)

Common stock compensation expense			60			60
Amortization of discount on preferred stock		67		(67)		-
Common stock cash dividends				(839)		(839)
Preferred stock cash dividends				(726)		(726)
Balance at September 30, 2009	3,358,079	$21,029	$21,045	$44,558	$1,139	$87,771

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2007	3,369,965	$-	$20,305	$48,089	$(940)	$67,454

Comprehensive income:
Net income				3,494		3,494
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $39					55	55
Total comprehensive income						3,549

Common stock repurchased	(11,886)		(18)	(268)		(286)
Common stock compensation expense			116			116
Common stock cash dividends				(1,747)		(1,747)
Balance at September 30, 2008	3,358,079	$-	$20,403	$49,568	$(885)	$69,086

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended
(unaudited)	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income (loss)	$(4,480)	$3,494
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,567	1,020
Goodwill impairment	1,394	-
Provision for loan losses	12,785	3,271
Stock based compensation expense	60	116
Benefit for deferred income taxes	(1,432)	(742)
Net gain from sale of loans	(2,200)	(1,158)
Loss on securities	37	437
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	33	(56)
Loan fees deferred, net	36	266
Proceeds from sale of loans held for sale	162,374	99,475
Origination of loans held for sale	(160,441)	(94,756)
Decrease in accrued interest and other assets	(2,145)	(1,589)
Increase (decrease) in other liabilities	(1,866)	1,217
Net Cash From Operating Activities	5,722	10,995

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	42,770	(43,424)
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	761	87
Securities available for sale	36,150	12,406
Sales of:
Securities available for sale	31,666	8,082
Real estate owned and other asset sales	1,133	1,077
Purchases of:
Loans	(13,255)	(5,396)
Securities held to maturity	(620)	-
Securities available for sale	(148,570)	(21,722)
Return of joint venture	671	-
Cash paid in acquisition of brokerage business	-	(100)
Acquisition of property and equipment	(288)	(813)
Net Cash Used In Investing Activities	(49,582)	(49,803)

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	114,025	5,009
Proceeds from advances from FHLB	-	62,500
Repayment of advances from FHLB	(19,580)	(35,073)
Net repayments of overnight borrowings	(4,713)	(20)
Repurchase of common stock	-	(286)
Payment of dividends on preferred stock	(726)	-
Payment of dividends on common stock	(839)	(2,425)
Net Cash From Financing Activities	88,167	29,705

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,307	(9,103)
Cash and cash equivalents, beginning of period	22,586	40,552
Cash and Cash Equivalents, End of Period	$66,893	$31,449

Supplemental Information:
Cash paid for interest	$14,891	$17,410
Cash paid for income taxes	$900	$1,635
Non cash items:
Assets acquired through foreclosure	$1,560	$1,112

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiaries, HomeFed Financial, Inc. and Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at September 30, 2009, and for the nine months ended September, 2009 and 2008, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Earnings (Loss) Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,360,199

Diluted EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,360,199
Dilutive effect of stock options	-	-	-	-
Weighted average common and incremental shares	3,358,079	3,358,079	3,358,079	3,360,199

Anti-dilutive options	393,278	433,402	393,278	339,844

The following is a computation of earnings (loss) per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(2,078)	$1,802	$(4,480)	$3,494
Less preferred stock dividend	275	-	815	-
Less amortization of preferred stock discount	24	-	67	-
Net income (loss) available to common shareholders	$(2,377)	$1,802	$(5,362)	$3,494

Basic Earnings (Loss) per Common Share	$(0.71)	$0.54	$(1.60)	$1.04
Diluted Earnings (Loss) per Common Share	$(0.71)	$0.54	$(1.60)	$1.04

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the nine month periods ended September 30, 2009 and 2008. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Nine months ended September 30, 2009
Unrealized gains/(losses) from securities available for sale	$2,644	$(900)	$1,744	$2,783	$(949)	$1,834
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$2,644	$(900)	$1,744	$1,632	$(493)	$1,139

Nine months ended September 30, 2008
Unrealized gains/(losses) from securities available for sale	$94	$(39)	$55	$(151)	$50	$(101)
Supplemental Retirement Plan obligations adjustments	-	-	-	(1,298)	514	(784)
Total accumulated other Comprehensive income/(loss)	$94	$(39)	$55	$(1,449)	$564	$(885)

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $156,000 and $606,000 for the nine months ended September 30, 2009, and 2008, respectively.  No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2009 and 2008, respectively. The Company froze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.   The net periodic pension cost, including the detail of its components for the three and nine months ended September 30, 2009 and 2008, is estimated as follows: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2009	2008	2009	2008

Service cost	$26	$26	$78	$78
Interest cost	57	61	171	183
Amortization of prior service cost	13	13	40	40
Amortization of actuarial(gains)/losses	9	11	27	33

Net periodic benefit cost	$105	$111	$316	$334

The Bank previously disclosed in its financial statements for the year ended December 31, 2008, that it expected to pay benefits of $212,000 in 2009.  As of September 30, 2009, the Bank has paid $155,000 in benefits and presently anticipates paying an additional $53,000 in fiscal 2009.

6. Goodwill and Other Intangible Assets
In accordance with generally accepted accounting principles, (GAAP), the Company evaluated goodwill for impairment as of September 30, 2009. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The guidance requires a two step impairment test as of the measurement date to; 1.) identify potential goodwill impairment and 2.) measure the amount of the goodwill impairment loss to be recognized, if applicable.  Management analyzed the estimated fair value of the Company using three methodologies; the comparable transactions approach, the control premium approach and the discounted cash flow approach.  Management determined from this analysis that the aggregate fair value of the Company was less than the carrying value.  Based on this conclusion, management prepared a step two analysis calculating the fair value of the Company’s financial assets and liabilities.  An application of the fair value of the Company as calculated in step one, and the fair value of the Company’s financial assets and liabilities as calculated in step two, resulted in an estimated negative fair value of goodwill.  Since management determined the fair value of goodwill was negative and therefore lower than the carrying value, a full impairment charge of $1.4 million was recorded in the third quarter.

7. Repurchases of Company Common Stock
During the nine months ended September 30, 2009, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of September 30, 2009, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At September 30, 2009 and December 31, 2008, these contingent obligations were approximately $777,000 and $4.0 million, respectively.  Management believes it is remote that, as of September 30, 2009, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

10. Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  GAAP established a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value and describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2
Observable inputs other than Level 1 prices; such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheets, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Certain municipal bonds are included in Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, agency and municipal bonds, and bond mutual funds.  Commercial paper with a term of three months or less have been included in Level 2 since the price can be corroborated by observable market data for substantially the full term of the investment.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include equity securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2009
Agency bonds	$-	$2,530	$-	$2,530
Municipal bonds	499	40,174	-	40,673
Collateralized mortgage obligations	-	105,782	-	105,782
Mortgage backed securities	-	20,399	-	20,399
Corporate debt	-	1,250	-	1,250
Bond mutual funds	-	3,145	-	3,145
Equity securities	-	-	75	75
Securities available for sale	$499	$173,280	$75	$173,854

December 31, 2008
Agency bonds	$-	$4,142	$-	$4,142
Municipal bonds	-	23,609	-	23,609
Collateralized mortgage obligations	8,841	19,138	-	27,979
Mortgage backed securities	-	18,568	-	18,568
Commercial paper	-	14,934	-	14,934
Corporate debt	-	1,023	-	1,023
Bond mutual funds	-	766	-	766
Equity securities	-	-	75	75
Securities available for sale	$8,841	$82,180	$75	$91,096

There was no change between the beginning and ending balance for the recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009.

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2009 and September 30, 2008.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2009 and December 31, 2008.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2009
Impaired loans	-	-	28,498	28,498
Other real estate owned	-	-	3,179	3,179

December 31, 2008
Impaired loans	-	-	15,019	15,019

At September 30, 2009, impaired loans which had an evaluation adjustment during 2009 had an aggregate cost of $30.5 million and had been written down to a fair value of $28.5 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2008, impaired loans which had an evaluation adjustment during 2008 had an aggregate cost of $16.6 million and had been written down to a fair value of $15.0 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals, discounting factors, the borrowers’ financial results or other changes in value.

At September 30, 2009, other real estate owned was reported at fair value less cost to sell of $3.2 million measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments are as follows: (dollars in thousands)

	September 2009
	Carrying Value	Fair Value
Assets:
Cash and due from banks	$66,893	$66,893
Securities available for sale	173,854	173,854
Securities held to maturity	4,349	3,872
Loans held for sale	3,123	3,188
Loans, net	748,250	758,780
Accrued interest receivable	3,936	3,936
Federal Home Loan Bank stock	8,329	8,329

Liabilities:
Deposits	824,664	830,988
FHLB borrowings	110,346	115,742
Junior subordinated debt	15,464	15,470
Advance payments by borrowers for taxes and insurance	439	439
Accrued interest payable	286	286

Financial Instruments:
Commitments to extend credit	112	112

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

The fair value estimates presented herein are based on information available to management at September 30, 2009.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Securities
Securities are summarized as follows: (in thousands)
	September 2009
	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value
Held to Maturity:
Municipal bonds	$775	$1	$-	$776
Certificate of deposit	410	-	-	410
Asset backed securities	225	3	(123)	105
Collateralized mortgage obligations	2,059	71	(461)	1,669
Mortgage backed securities	880	32	-	912
Total Held to Maturity	$4,349	$107	$(584)	$3,872

Available for Sale:
Agency bonds	$2,509	$23	$(2)	$2,530
Municipal bonds	39,462	1,288	(77)	40,673
Collateralized mortgage obligations	104,218	1,586	(22)	105,782
Mortgage backed securities	19,698	744	(43)	20,399
Corporate debt	1,964	-	(714)	1,250
Bond mutual funds	3,145	-	-	3,145
Equity securities	75	-	-	75
Total Available for Sale	$171,071	$3,641	$(858)	$173,854

Certain securities, with amortized cost of $.6 million and fair value of $.6 million at September 30, 2009, were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $14.4 million and fair value of $15.0 million at September 30, 2009 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at September 30, 2009 by contractual maturity are summarized as follows: (dollars in thousands)

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency bonds:
Due in one year or less	$-	$-	$1,000	$1,023
Due after 1 year through 5 years	-	-	1,509	1,507
Municipal bonds:
Due in one year or less	-	-	2,520	2,555
Due after 1 year through 5 years	535	536	8,693	9,118
Due after 5 years through 10 years	240	240	24,995	25,718
Due after 10 years	-	-	3,254	3,282
Certificate of deposit:
Due in one year or less	410	410	-	-
Asset back securities	225	105	-	-
Collateralized mortgage obligations	2,059	1,669	104,218	105,782
Mortgage backed securities	880	912	19,698	20,399
Corporate debt:
Due after 10 years	-	-	1,964	1,250
Bond mutual funds	-	-	3,145	3,145
Equity securities	-	-	75	75
Total	$4,349	$3,872	$171,071	$173,854

Activities related to the sales of securities available for sale are summarized as follows: (dollars in thousands)
	Three months ended	Nine months ended	Three months ended	Nine months ended
	September 2009	September 2009	September 2008	September 2008
Proceeds from sales	$17,482	$31,666	$2,393	$8,083
Gross gains on sales	-	-	-	-
Gross losses on sales	-	-	-	-
Other than temporary impairment losses on equity investments	37	37	18	437
Tax benefit on realized security losses	15	15	7	173

12. Impairment of Investments
Management reviews its available for sale and held to maturity securities for other than temporary impairment, (OTTI) on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer.  Additionally, the Company does not intend to sell and it is not likely the Company will be required to sell a security before the recovery of its amortized cost basis.

In reviewing held to maturity securities at September 30, 2009, for other than temporary impairment, management considered the change in market value of the securities in the third quarter of 2009, as well as the year to date change, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered: a) the Company’s intent not to sell and: b) that it is not likely the Company would be required to sell a security before the recovery of its amortized cost basis.  Based on this criteria management concluded that two securities that did not receive their scheduled payments were credit impaired and has taken full impairment for these securities in the third quarter.  The total of the third quarter OTTI impairment charge was $37,000.

In analyzing the available for sale portfolio, the Company had two securities with a face amount of $2.0 million and an unrealized loss of $714,000 as of September 30, 2009, this is an improvement from the June 30, 2009 unrealized loss of $900,000.  These two securities are backed by Bank of America, the purchaser of Nations Bank, and Chase.  Management expects the outcome of these two investments to be an all or none scenario, whereby if either Bank of America or Chase becomes insolvent the Bank would not be repaid, or conversely, if these two national banks remain going concerns the Bank would be repaid.  Currently the Bank of America and Chase investments are rated BAA3 and A1, respectively, by Moody’s rating system.  Both of the issuers of these bonds are considered well capitalized banks under the current regulatory definition.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturity beyond ten years.  The Company does not intend to sell and it is not likely the Company will be required to sell either security before the recovery of its amortized cost basis.  All other available for sale securities in a loss position have been so for less than twelve months.  Based on this criteria management determined the available for sale portfolio did not have any other than temporary impairment.

	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$26	$(118)	$23	$(5)	$49	$(123)
Collateralized mortgage obligations	10,245	(44)	899	(439)	11,144	(483)
Mortgage backed securities	5,201	(43)	70	-	5,271	(43)
Corporate debt	-	-	1,250	(714)	1,250	(714)
Municipal bonds	5,360	(77)	-	-	5,360	(77)
US Agencies	1,507	(2)	-	-	1,507	(2)
Total Temporarily Impaired Securities	$22,339	$(284)	$2,242	$(1,158)	$24,581	$(1,442)

13. FDIC Special Assessment and Notice of Proposed Rulemaking, (NPR) Regarding Prepayments
On May 22, 2009, the Board of Directors of the Federal Deposit Insurance Corporation, (FDIC), voted to levy a special assessment on insured institutions. The final rule establishes a special assessment of five basis points on each FDIC-insured depository institution's assets, minus its Tier 1 capital, as of June 30, 2009. The special assessment of $454,000 was collected on September 30, 2009.  Management anticipated that the special assessment for the Bank would total approximately $475,000, based on current asset and capital levels and recorded an expense for this amount in the second quarter of 2009.

On September 29, 2009, the FDIC issued the NPR which would require insured depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 30, 2009, along with each institution’s risk based deposit insurance assessment for the third quarter of 2009.  Also included in the NPR were; A) no additional special assessments will be imposed in 2009; B) current assessment rates will be maintained through December 31, 2010; and C) there will be a uniform increase in risk based assessment rates of 3 basis points effective January 1, 2011.  Based on current deposit levels, management estimates the amount of the prepayment will be $5.2 million.

14. Subsequent Events
Subsequent events have been evaluated through November 5, 2009, which is the date the financial statements were issued.  As of November 5, 2009, the Company did not have any subsequent events to report.

15. New Accounting Pronouncements
In June 2009, the Financial Accounting Standards Board, (FASB) issued an accounting standard which established the Codification to become the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities, with the exception of guidance issued by the U.S. Securities and Exchange Commission, (the SEC) and its staff.  All guidance contained in the Codification carries an equal level of authority.  The Codification is not intended to change GAAP, but rather is expected to simplify accounting research by reorganizing current GAAP into approximately 90 accounting topics.  The Company adopted this accounting standard in preparing the Consolidated Financial Statements for the period ended September 30, 2009.  The adoption of this accounting standard, which was subsequently codified into ASC Topic 105, “Generally Accepted Accounting Principles,” had no impact on retained earnings and will have no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued new accounting guidance on business combinations.  The new guidance retains the fundamental requirements that the acquisition method of accounting (formerly referred to as purchase method) is used for all business combinations and that an acquirer is identified for each business combination.  This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as of the date that the acquirer achieves control.  This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values.  This guidance requires the acquirer to recognize acquisition-related costs and restructuring costs separately from the business combination as period expenses. This guidance requires that loans acquired in a purchase business combination be recorded at fair value.  Valuation allowances should reflect only those losses incurred by the investor after acquisition.  This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued new accounting guidance on consolidations.  This new guidance establishes new accounting and reporting standards that require the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity.  The guidance also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income.  This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued new accounting guidance on derivative instruments and hedging activities.  This new guidance changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about a) how and why an entity uses derivative instruments, b) how derivative instruments and related hedged items are accounted for, and c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued new accounting guidance on subsequent events.  The objective of this guidance is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The new accounting guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance related to accounting for transfers of financial assets.  The Board’s objective in issuing this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  This guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  This guidance must be applied to transfers occurring on or after the effective date.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities, which include: 1) the elimination of the exemption for qualifying special purpose entities, 2) a new approach for determining who should consolidate a variable interest entity, and 3) changes to when it is necessary to reassess who should consolidate a variable interest entity.  This new guidance is effective as of the beginning of the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2009 Compared to Quarter Ended September 30, 2008

General
The Company reported net loss of $2.1 million for the quarter ended September 30, 2009, compared to net income of $1.8 million for the quarter ended September 30, 2008, a decrease of $3.9 million.  Basic and diluted earnings per common share for the current quarter were $(0.71) compared to $0.54 for the quarter ended September 30, 2008.  Key factors reducing the current quarter’s income were the $2.9 million increase in the provision for loan losses and the $1.4 million full impairment of goodwill.

Net Interest Income
Net interest income before provision for loan losses decreased $659,000 or 8.8% to $6.8 million for the quarter ended September 30, 2009 as compared to $7.5 million for the quarter ended September 30, 2008.  The net interest margin declined 61 basis points from 3.49% for the quarter ended September 30, 2008 to 2.88% for the quarter ended September 30, 2009.  The reduction in net interest margin was due to the rates earned on interest earning assets falling faster than rates paid on interest bearing liabilities during the third quarter.  Average interest earning assets and average interest bearing liabilities increased $87.2 million and $91.0 million, respectively in the third quarter of 2009 compared to the same quarter of the prior year.

Provision for Loan Losses
The provision for loan losses increased $2.9 million for the quarter ended September 30, 2009 to $3.9 million compared to $1.0 million for the quarter ended September 30, 2008.  The $3.9 million provision for loan losses for the third quarter was due to increased levels in non-performing loans in the current quarter of $1.8 million to $29.7 million at September 30, 2009, as well as the continuing challenging economic environment.  Net charge offs were $1.8 million for the third quarter.  The Company had a $1.2 million write down on a commercial equipment loan, based on the continued decline in equipment values, evidenced by values received at auctions held in the third quarter.  Additionally, the Company experienced $684,000 in consumer related net charge offs in the third quarter of 2009.

The allowance for loan losses increased $2.1 million during the third quarter.  The increase in the allowance for loan losses during the quarter was a result of the increase in non performing loans to $29.7 million as of September 30, 2009, over the June 30, 2009 non performing loans which totaled $27.9 million, a third quarter increase of $1.8 million, as well as the effect of the current economic climate on credit quality.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the three month periods ended September 30, 2009 and 2008 is as follows:

Quarter ended September 30: (in thousands)	2009	2008

Allowance beginning balance	$10,120	$7,649
Provision for loan losses	3,899	987
Charge-offs	(1,984)	(762)
Recoveries	135	136
Allowance ending balance	$12,170	$8,010

Allowance to Total Loans	1.60%	1.00%
Allowance to Nonperforming Loans	41%	52%

Net interest income after provision for loan losses was $2.9 million for the three month period ended September 30, 2009; a decrease of $3.6 million or 54.9%, compared to $6.5 million for the three month period ended September 30, 2008.

Interest Income
Total interest income for the three month period ended September 30, 2009, decreased $1.0 million or 7.9% from $12.8 million for the quarter ending September 30, 2008 to $11.8 million for the quarter ending September 30, 2009.  Two primary factors influenced the resulting interest income recorded.  The decrease in interest income is a direct reflection of the declining rates experienced in the third quarter of 2009 compared to the third quarter of 2008.  The average prime rates for the third quarter of 2009 and 2008 were 3.25% and 5.00%, respectively.  The declining rates of the two comparative quarters translated into a 94 basis points reduction in the yield on average interest earning assets to 5.50% for the quarter ended September 30, 2009 compared to 6.44% for the quarter ended September 30, 2008.  Another factor influencing interest income was the composition of average interest earning assets for the third quarter of 2009, as compared to the third quarter of 2008.  In the third quarter of 2009 average earning assets increased $87.2 million over average earning assets in the third quarter of 2008.  Average balances of investments available for sale and interest earning demand deposits increased $97.7 million and $35.4 million, respectively, while the average balance of the higher yielding loan portfolio decreased $18.0 million.

Interest Expense
Total interest expense for the three month period ended September 30, 2009 decreased $351,000 or 6.6% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 37 basis points, from the three month period ended September 2008 to the three month period ended September 2009.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above, as well as the changing mix of interest bearing liabilities.  The mix of interest bearing liabilities showed decreases of $15.0 million and $17.1 million in wholesale deposits and FHLB advances, respectively, with increases in average balances of lower cost interest checking, money market accounts and certificates of deposits of $57.3 million, $40.6 million and $32.9 million, respectively.

Non Interest Income
Total non interest income decreased $1.1 million or 31.6% to $2.3 million for the quarter.  Gain on sale of loans increased $105,000 over the two comparative quarters as declining rates resulted in continuing increased refinance activity.  The Company currently sells substantially all of its residential mortgage originations in the secondary market.  Investment advisory services decreased $419,000 during the quarter.  The Company sold its investment advisory services during the third quarter of 2008. Service fees on deposits declined $223,000 or 11.8% due to a decline in the number of overdraft fees accessed.  Net loss on real estate owned of $468,000 was recorded in the third quarter of 2009, due to a write down of a subdivision owned by the Company.

Non Interest Expenses
Non interest expenses increased $923,000 or 13.0% to $8.0 million for the quarter.  This increase was primarily due to the total goodwill impairment of $1.4 million recorded in the third quarter of 2009.  See footnote 6 for a description of the impairment analysis performed.  Another expense which increased in the third quarter of 2009 was FDIC insurance expense, which increased $287,000 over the same quarter of the prior year.  In the quarter ended September 2008, FDIC insurance expense was $31,000.  This was based on an assessment rate that is less than half of the current year assessment rate.  Additionally, in the third quarter of 2008 the Company received the benefit of an assessment credit that was depleted at the end of 2008.  In the quarter ended September 2009, the assessment rate is more than double the prior year rate and the Company no longer has an assessment credit to apply against the insurance charge.  In total the FDIC insurance charge was $318,000 in the third quarter of 2009.  Offsetting these increases were decreases in compensation and employee benefits of $458,000 or 11.6%, a decrease in occupancy and equipment expenses of $155,000 or 14.4% and a $128,000 decrease in miscellaneous expenses.  Several factors contributed to the decrease in compensation and benefits:  1) the Company reduced its workforce by approximately 10% in the third quarter of 2008 resulting in an expense reduction of approximately $200,000 for the quarter; 2) the Company changed its vacation policy in February 2009 resulting in compensation reductions of $90,000 and 3) the Company discontinued offering brokerage services effective September 2008 resulting in an expense reduction of $258,000 for the quarter.  These decreases to compensation and employee benefits were partially offset by an increase in mortgage commissions of $128,000 as a result of increased mortgage origination volumes.  Occupancy expense reductions related to cost reductions in maintenance contracts.  Miscellaneous expense decreased $128,000 or 9.6% for the current quarter.  This decrease is the net result of increased loan expenses of $127,000 associated with increased loan originations and problem loan workouts offset by decreases in employee expenses, professional fees and communications expense.

Taxes
A tax credit of $674,000 was recorded for the third quarter ended September 2009 while tax expense of $1.0 million was recorded for the third quarter ended September 2008.  In the quarter ended September 2009, the Company recorded a pretax loss of $2.8 million resulting in a tax credit of $674,000.  In the quarter ended September 2008, the Company recorded pretax income of $2.8 million resulting in tax expense of $1.0 million.  The third quarter ended 2009 included the non deductible goodwill impairment of $1.4 million.  Both periods’ tax calculation includes the benefit of approximately $317,000 of tax-exempt income.

RESULTS OF OPERATIONS:
Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

General
The Company reported net loss of $4.5 million for the nine months ended September 30, 2009, compared to net income of $3.5 million for the nine months ended September 30, 2008.  Basic and diluted earnings per common share for the current nine months were $(1.60) compared to $1.04 for the nine months ended September 30, 2008.  The primary factor reducing the current nine months income was the $9.5 million increase in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $1.1 million or 5.1% to $20.4 million for the nine months ended September 30, 2009 as compared to $21.5 million for the nine months ended September 30, 2008.  The net interest margin declined 42 basis points from 3.38% for the nine months ended September 30, 2008 to 2.96% for the nine months ended September 30, 2009.

Provision for Loan Losses
The provision for loan losses increased $9.5 million for the nine months ended September 30, 2009 to $12.8 million compared to $3.3 million for the nine months ended September 30, 2008.  The increase in the provision for loan losses is reflective of the increase in non-performing loans and the continuing sluggish economy.  Year-to-date net charge offs totaled $9.2 million compared to $2.2 million for the year to date 2008 period.  Net charge offs were $1.8 million for the third quarter and included a $1.2 million charge off on a commercial equipment loan, based on the continued decline in equipment values, evidenced by values received at auctions in the third quarter.  Additionally the Company experienced $684,000 in consumer related net charge offs in the third quarter of 2009.  Net charge offs were $5.6 million for the second quarter and included $3.3 million of charge offs related to three condominium projects.  In the second quarter of 2009, one of the condominium projects converted to a multi-family apartment project, due to the continued decline of the condominium market.  The change in project type and new bank appraisal valuation based on that change resulted in a second quarter write down of the new project.  The Company received an updated second quarter 2009 appraisal valuation on another under performing condominium project leading management to decrease the value of the outstanding loan.  Also in the second quarter of 2009, the Company had a court approved receiver’s auction on a third under performing condominium project.  The remaining units of this project were written down based on the auction values received.  The Company also had a $1.2 million write down on an equipment loan, based on a chapter 11 bankruptcy filing by the borrower and updated equipment valuations provided in the second quarter.  Additional smaller write downs occurred in the second quarter primarily due to new information becoming available regarding the value of the various projects involved.  Net charge offs of $1.8 million for the first quarter of 2009 included a $1.4 million write down of a $3.0 million loan to a manufacturing business in southeast Indiana, as well as $268,000 of charge offs related to residential mortgages, seconds and home equities.  The allowance for loan losses increased $3.6 million during the first nine months of 2009.  The increase in the allowance for loan losses during the nine months, like the increase in the provision, was a result of the increasing level of non performing loans which totaled $29.7 million and the affect of the current economic climate on credit quality.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.  The change to the loan loss allowance for the nine month periods ended September 30, 2009 and 2008 is as follows:

Nine months ended September 30: (in thousands)	2009	2008

Allowance beginning balance	$8,589	$6,972
Provision for loan losses	12,785	3,271
Charge-offs	(9,472)	(2,515)
Recoveries	268	282
Allowance ending balance	$12,170	$8,010

Allowance to Total Loans	1.60%	1.00%
Allowance to Nonperforming Loans	41%	52%

Net interest income after provision for loan losses was $7.7 million for the nine month period ended September 30, 2009; a decrease of $10.6 million or 58.1%, compared to $18.3 million for the nine month period ended September 30, 2008.

Interest Income
Total interest income for the nine month period ended September 30, 2009, decreased $3.5 million or 9.1% from $38.8 million for the nine months ended September 30, 2008 compared to $35.3 million for the nine months ended September 30, 2009.  Two primary factors influenced the resulting interest income recorded.  First the weighted average rate earned on interest earning assets decreased 95 basis points to 4.7% in the nine month period ended September 30, 2009, as compared to 5.6% in the nine month period ended September 30, 2008.  The decrease in interest rates was primarily due to the declining rate environment as evidenced by the average prime rate which decreased 217 basis points compared to the nine months ended September 30, 2008.  A second factor impacting interest income was the changing mix of the interest earning assets.  The nine months ended September 30, 2009 experienced growth of $21.5 million and $47.1 million, in the average balance of lower yielding interest bearing demand deposits and securities available for sale, respectively.

Interest Expense
Total interest expense for the nine month period ended September 30, 2009 decreased $2.4 million or 14.0% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 54 basis points, from the nine month period ended September 2008 to the nine month period ended September 2009.  The decrease in rates paid on interest bearing liabilities mirrors the declining rate environment discussed above.  The growth of $63.1 million in average interest bearing liabilities offset the decrease in interest rates for the nine month period.

Non Interest Income
The explanation for changes in non interest income for the nine month periods ended September 2009 and September 2008 are very similar to the explanation for changes in the three month periods ending September 2009 and 2008.  Non interest income decreased $1.2 million or 12.5% to $8.1 million for the nine months ended September 2009.  Gain on sale of loans increased $1.0 million over the two comparative nine month periods as declining rates resulted in increased refinance activity.  The Company currently sells substantially all of its residential mortgage originations in the secondary market.  The Company recorded a loss of $437,000 related to an other than temporary impairment in the value of its $4.3 million investment in the AMF Ultra Short Mortgage Fund in the second and third quarter of 2008.  Investment advisory services decreased $1.4 million during the nine months.  The Company sold its investment advisory services during the third quarter of 2008.  Service fees on deposit accounts decreased $329,000 or 6.5% due to a reduction in the number of overdraft fees charged.  Net loss on real estate owned of $468,000 was recorded in the third quarter of 2009, due to a write down of the carrying value of a subdivision owned by the Company resulting in the $510,000 decrease in net gain\(loss) on real estate owned.  Miscellaneous income decreased $366,000 due primarily to a $196,000 decrease in FHLB dividend income.  Other categories of miscellaneous income had small changes including a net decrease of $56,000 from the loss on sale of a Company building and other fixed assets, a $77,000 reduction in rental income received and a net reduction of $47,000 due to the recognition of deferred income related to the sale of a commercial property in the first nine month of 2008.

Non Interest Expenses
Non interest expenses increased $452,000 or 2.0% to $22.7 million for the nine months.  This increase in expenses is the net result of several factors.  The key factors increasing non interest expenses were the FDIC insurance expense of $1.4 million and the $1.4 million full impairment charge applied to goodwill.  This FDIC insurance increase relates to the doubling of the rate charged, coupled with the depletion of the one time credit at the end of 2008, resulting in $939,000 of FDIC insurance expenses, as well as the second quarter $454,000 charge for the FDIC special assessment.  The goodwill impairment charge resulted from the Company’s annual analysis of goodwill described in footnote 6.  Miscellaneous expense increased $210,000 or 5.1%, for the nine months due primarily to increased loan expenses of $819,000 for the year to date period primarily due to expenses associated with increased loan volumes and problem loan workout related costs.  Offsetting the increase in loan expenses were decreases in various expense accounts including employee expenses of $133,000 due to having fewer employees, decreases in professional fees of $155,000 due to the previous year’s change in external auditors and a $154,000 decrease in office supplies as the nine months ended September 2008 included purchases associated with the Bank’s name change.  Decreases in non interest expense included a decrease in compensation and employee benefits of $1.8 million or 14.4%, a decrease of $229,000 or 7.3% in occupancy expenses and a decrease in marketing expenses of $476,000 or 44.9%.  Four primary factors contributed to the decrease in compensation and benefits:  1) the Company froze its defined benefit pension plan effective April 1, 2008 resulting is an expense reduction of $450,000 for the nine months; 2) the Company reduced its workforce by approximately 10% in the third quarter of 2008 resulting in an expense reduction of approximately $600,000 for the nine months; 3) the Company changed its vacation policy in February 2009 and had reduced bonus expense resulting in compensation reductions of $375,000; and 4) the Company discontinued offering brokerage services effective September 2008 resulting in an expense reduction of $809,000 for the nine months.  These decreases to compensation and employee benefits were partially offset by an increase in mortgage commissions of $503,000 as a result of increased mortgage origination volumes. Occupancy expenses decreased $229,000 or 7.3% due to reduction in property tax expense of $134,000 as well as reductions from renegotiated maintenance contracts and reduced repair costs.  Marketing decreased $476,000 for the nine months due to the timing of advertising associated with the name change which occurred in the first six months of 2008.  The Company anticipates total marketing cost for 2009 to be approximately 20% less than the average marketing expense over the previous 2 years.

Taxes
The effective tax rate for the nine months ended September 30, 2009 was a tax credit of 35.6%.  The effective tax rate for the nine months ended September 30, 2008 was 33.7%.  Pretax loss for the nine months ended September 30, 2009 was $7.0 million compared to pretax income of $5.3 million for the nine months ended September 30, 2008.  The nine month period ended September 30, 2009 included the $1.4 million non deductible goodwill impairment charge.  Both periods’ tax calculation includes the benefit of approximately $947,000 of tax-exempt income.

Asset Quality
Nonperforming assets to total assets increased to 3.12% at September 30, 2009 from 2.86% at December 31, 2008.  Nonperforming loans to total gross loans increased to 3.90% at September 30, 2009 from 3.03% at December 31, 2008.  Both of these ratio increases are primarily due to the increase of non performing loans and assets.  The allowance for loan losses increased to $12.2 million as of September 30, 2009 compared to $8.6 million at December 31, 2008.  The ratio of the allowance for loan losses to total loans was 1.60% at September 30, 2009 compared to 1.07% at December 31, 2008.   See further discussion in the Critical Accounting Policies regarding the unallocated allowance.

The Company has 51.7% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of September 30, 2009. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Office Building	55,155	5.24%
Accounts Receivable, Inventory, and Equipment	49,536	4.71%
Land Development 1-4 Construction	44,012	4.18%
Shopping Center	41,260	3.92%
Land Development Business	36,366	3.46%
Retail Business Store	34,825	3.31%
Warehouse	33,652	3.20%
Manufacturing Business/Industrial	33,163	3.15%
Land Only	25,132	2.39%
Motel	21,919	2.08%
Apartment Building	21,096	2.00%
Medical Building	16,905	1.61%
Life Insurance	13,874	1.32%
Non-Margin Stock	12,827	1.22%
Athletic/Recreational/School	11,779	1.12%
Restaurant	10,658	1.01%

FINANCIAL CONDITION:
Total assets as of September 30, 2009, were $1.1 billion, which was an increase of $84,000 or 8.6% from December 31, 2008, total assets of $969.4 million.  Changes within the various balance sheet categories included a $44.3 million increase in cash and cash equivalents and an $82.8 million increase in securities available for sale.  These increases were funded by increases of $129.6 million in retail deposits, as well as payments received on loans.   Retail deposits increased across all categories.  Interest bearing checking accounts increased $50.1 million, with retail interest checking increasing $18.9 million and business interest checking increasing $31.2 million.  Money market deposit accounts increased $46.7 million, of which $15.9 million related to retail accounts and $30.8 million related to business accounts.  Certificates of deposit increased $28.4 million.  Demand accounts increased $2.9 million.  All of the growth in demand accounts reflected increases in business demand accounts.  The increase in the various deposit accounts is a reflection of the deposit promotions the Company is offering, as well as the increased security offered by FDIC insured accounts and the Company’s participation in the  FDIC’s Temporary  Liquidity Guarantee Program (“TLGP”).  Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  The Company’s participation in the TLGP allows noninterest bearing transaction accounts to receive unlimited insurance coverage until December 31, 2009, for increased FDIC insurance premiums of 10 basis points per $100 of insured deposits.  The FDIC has extended this insurance protection from December 31, 2009 until June 30, 2010 at a cost of 25 basis points per $100 of insured deposits, unless the Bank opted out on or before November 2, 2009.  The Bank did not opt out, so this enhanced insurance protection will be available to its customers.  Additionally, management believes deposit growth during the third quarter was greater than previous quarters due in part to the continued negative press and ultimate failure of the Company’s largest competitor in its headquarter market of Columbus, Indiana.   Part of the increase in retail deposit accounts was used to repay $19.6 million in FHLB advances, $4.7 million of short term borrowings and to fund the reduction of $15.6 million of wholesale deposits. Residential and second and home equity loans decreased $19.8 million and $5.4 million, respectively, due primarily to the refinancing activity experienced in the first nine months of 2009 as consumers used available equity to lock in lower mortgage rates combining seconds and home equity loans into their first mortgages.  Commercial and commercial mortgage loans had a net decrease of $11.5 million.

Shareholders' equity decreased $4.2 million during the first nine months of 2009.  Retained earnings decreased $4.5 million from net loss and decreased $1.6 million for dividend payments on common and preferred stock, and $67,000 for the amortization of the discount on preferred stock.  The Company reduced its quarterly dividends from $.12 to $.01 per share for the third quarter ending September 30, 2009.  Common stock increased $60,000 from recognition of compensation expense associated with vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $1.7 million for the nine months ended September 30, 2009.

At September 30, 2009, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$106,478	12.64%	$67,380	8.0%	$84,224	10.0%
Indiana Community Bancorp Consolidated	$112,184	13.32%	$67,403	8.0%	$84,253	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$95,930	11.39%	$33,690	4.0%	$50,535	6.0%
Indiana Community Bancorp Consolidated	$101,632	12.06%	$33,701	4.0%	$50,552	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$95,930	9.25%	$41,486	4.0%	$51,857	5.0%
Indiana Community Bancorp Consolidated	$101,632	9.79%	$41,513	4.0%	$51,891	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2009, the Bank had $110.3 million in such borrowings.  In addition at September 30, 2009, the Bank had commitments to purchase loans of $5.2 million, as well as commitments to fund loan originations of $40.4 million, unused home equity lines of credit of $38.1 million and unused commercial lines of credit of $50.9 million, as well as commitments to sell loans of $23.0 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the nine months ended September 30, 2009 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2008.

Item 4T. Controls and Procedures

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

(b)
Changes in internal controls over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the nine months ended September 30, 2009.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2009	-	$00.00	-	156,612
August 2009	-	$00.00	-	156,612
September 2009	-	$00.00	-	156,612
Third Quarter	-	$00.00	-	156,612

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

                                                                                                                     Indiana Community Bancorp

Date:	November 5, 2009
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