Form 10-K
period 2009-12-31
INDIANA COMMUNITY BANCORP
filed 2010-03-12
CIK 867493

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

                 For the fiscal year ended December 31, 2009

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

                                                              Indiana 35-1807839
                                               (State or other jurisdiction(I.R.S. Employer
                           of incorporation or organization)Identification No.)

                                        501 Washington Street, Columbus, Indiana            47201
                                      (Address of Principal Executive Offices)(Zip Code)

                          Registrant’s telephone number including area code: (812) 376-3323

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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate
Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period
that the Registrant was required to submit and post such files.     YES  [  ]   NO  [  ]

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [X]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [  ]                      NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2009, was $38.5 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 9, 2010, was 3,358,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2009, are incorporated into Part II.
Portions of the Proxy Statement for the annual meeting of shareholders to be held on April 27, 2010, are incorporated into Part I and Part III.

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

PART I
Item 1.  Business

General

Indiana Community Bancorp (the "Company" or "ICB") is an Indiana corporation organized as a bank holding company authorized to engage in activities permissible for a bank holding company.  The principal asset of the Company consists of 100% of the issued and outstanding capital stock of Indiana Bank and Trust Company (the “Bank”).

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

On March 1, 2008, HomeFederal Bank changed its name to Indiana Bank and Trust Company.  The Bank currently provides services through its main office at 501 Washington Street in Columbus, Indiana, eighteen full service branches located in south central Indiana and the STAR network of automated teller machines at fourteen locations in Seymour, Columbus, North Vernon, Osgood, Salem, Madison, Batesville, Greensburg, Greenwood and Indianapolis.  As a result, the Bank serves primarily Bartholomew, Jackson, Jefferson, Jennings, Scott, Ripley, Decatur, Marion, Johnson and Washington Counties in Indiana.  The Bank also participates in the nationwide electronic funds transfer networks known as Plus System, Inc. and Cirrus System.

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

Management analyzes the operation of Indiana Community Bancorp assuming one operating segment, community banking services.  The Bank directly, and through its subsidiaries indirectly, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential real estate loans; (ii) commercial and commercial real estate loans; (iii) checking accounts; (iv) regular and term savings accounts and savings certificates; (v) consumer loans; (vi) debit cards; (vii) business credit cards; (viii) Individual Retirement Accounts and Keogh plans; (ix) trust services; and (x) commercial demand deposit accounts.

The Bank’s primary source of revenue is interest from lending activities.  Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships.  These loans constituted 63.2% of the Bank’s loans at December 31, 2009.  The Bank also originates one-to-four family residential loans, the majority of which are sold servicing released.  At December 31, 2009 one-to-four family residential loans were 12.2% of the Bank’s lending portfolio.  In addition, the Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans.  At December 31, 2009, approximately 15.2% of its loans were consumer-related loans.  The Bank also makes construction loans, which constituted 9.1% of the Bank's loans at December 31, 2009.

Loan Portfolio Data

   The following two tables set forth the composition of the Bank’s loan portfolio by loan type and security type as of the dates indicated.  The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2009		Dec 31, 2008		Dec 31, 2007		Dec 31, 2006		Dec 31, 2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN				(Dollars in Thousands)
First mortgage loans:
One-to-four family residential loans	$89,611	12.2%	$105,440	13.1%	$124,088	16.6%	$150,639	22.0%	$162,212	26.3%
Loans on property under construction	67,382	9.1%	96,672	12.1%	92,982	12.4%	58,013	8.5%	44,321	7.2%
Loans on unimproved acreage	1,965	0.3%	1,753	0.2%	2,342	0.3%	1,496	0.2%	1,615	0.3%
Second mortgage, home equity	97,071	13.1%	104,084	13.0%	103,560	13.8%	102,713	15.1%	87,893	14.3%
Commercial, commercial mortgage, and multi-family loans	466,539	63.2%	472,495	59.0%	399,694	53.3%	335,069	49.1%	283,573	46.1%
Consumer loans	3,490	0.5%	4,229	0.5%	4,011	0.5%	3,949	0.6%	3,988	0.6%
Auto loans	9,730	1.3%	14,223	1.8%	20,609	2.7%	26,356	3.9%	27,335	4.4%
Mobile home loans	423	0.1%	784	0.1%	1,258	0.2%	1,806	0.3%	2,537	0.4%
Savings accounts loans	1,669	0.2%	1,296	0.2%	1,467	0.2%	2,372	0.3%	2,266	0.4%
Gross loans receivable	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%

Type of Security
Residential:
One-to-four family	$193,857	26.2%	$223,471	27.9%	$245,015	32.7%	$267,623	39.2%	$265,322	43.1%
Multi-dwelling units	18,893	2.6%	19,954	2.5%	19,597	2.6%	18,621	2.7%	19,612	3.2%
Commercial and commercial real estate	507,853	68.8%	535,266	66.8%	455,712	60.8%	360,190	52.8%	293,065	47.6%
Mobile home	423	0.1%	784	0.1%	1,258	0.2%	1,806	0.3%	2,537	0.4%
Savings account	1,669	0.2%	1,296	0.2%	1,467	0.2%	2,372	0.3%	2,266	0.4%
Auto	9,730	1.3%	14,223	1.8%	20,609	2.7%	26,356	3.9%	27,335	4.4%
Other consumer	3,490	0.5%	4,229	0.5%	4,011	0.5%	3,949	0.6%	3,988	0.6%
Land acquisition	1,965	0.3%	1,753	0.2%	2,342	0.3%	1,496	0.2%	1,615	0.3%
Gross loans receivable	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%	$615,740	100.0%

Loans Receivable-Net
Gross loans receivable	$737,880	101.8%	$800,976	101.1%	$750,011	101.0%	$682,413	101.0%	$615,740	101.1%
Deduct:
Unearned income	(99)	0.0%	(241)	0.0%	(165)	0.0%	(153)	0.0%	(299)	0.0%
Allowance for loan losses	(13,113)	-1.8%	(8,589)	-1.1%	(6,972)	-1.0%	(6,598)	-1.0%	(6,753)	-1.1%
Net loans receivable	$724,668	100.0%	$792,146	100.0%	$742,874	100.0%	$675,662	100.0%	$608,688	100.0%

The following tables summarize the contractual maturities for the Bank’s loan portfolio (including participations) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2013	2015	2020	2025
	At Dec 31,				To	to	to	and
	2009	2010	2011	2012	2014	2019	2024	thereafter
Real estate	$437,896	$68,022	$25,058	$25,986	$79,907	$142,602	$23,220	$73,101
Construction loans	67,382	39,292	9,399	36	7,000	4,590	-	7,065
Commercial loans	120,219	72,391	3,599	10,612	17,257	16,360	-	-
Consumer loans	112,383	3,984	2,961	3,858	14,053	19,139	14,429	53,959
Total	$737,880	$183,689	$41,017	$40,492	$118,217	$182,691	$37,649	$134,125

Interest Rate Sensitivity:
	Due After December 31, 2010
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$78,254	$291,620
Construction loans	743	27,347
Commercial loans	21,601	26,227
Consumer loans	51,956	56,443
Total	$152,554	$401,637

Residential Mortgage Loans

The Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments.  Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index.  The Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.  The residential mortgage loans included in the Bank’s portfolio are primarily conventional loans.  As of December 31, 2009 $97.6 million, or 13.2%, of the Bank's total loan portfolio consisted of residential first mortgage loans, $89.6 million, or 12.2%, of which were secured by one-to-four family homes.

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

Although the Bank's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancing, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.  Any residential mortgage loan which has a loan-to-value ratio is excess of 80% requires credit enhancement in the form of private mortgage insurance.

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors.  The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital.  Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital.  As of December 31, 2009, the Bank was in compliance with the above limits.

Commercial and Commercial Mortgage Loans

At December 31, 2009, 55.3% of the Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate.  Commercial construction and development loans were 8.2% of the total loan portfolio.  These properties consisted primarily of condominiums, multi-family housing, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 10 years, and generally require an 80% loan-to-value ratio. Commitments for these loans in excess of $5.0 million must be approved in advance by the Bank’s Board of Directors.  The largest such loan as of December 31, 2009 had a balance of $9.8 million.  At that date, virtually all of the Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

Collateral for the Bank's commercial loans includes accounts receivable, inventory, equipment, real estate, other fixed assets, and securities.  Terms of these loans are normally for up to five years and have adjustable rates tied to the reported prime rate and treasury indexes.  As of December 31, 2009, $120.2 million, or 16.3%, of the Bank's total loan portfolio consisted of commercial loans.

Generally, commercial and commercial mortgage loans involve greater risk to the Bank than residential loans.  However, commercial and commercial mortgage loans generally carry a higher yield and are made for a shorter term than residential loans.  Commercial and commercial mortgage loans typically involve large loan balances to single borrowers or groups of related borrowers.  In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related project and thus may be subject to adverse conditions in the real estate market or in the general economy.

Construction Loans

The Bank offers conventional short-term construction loans.  At December 31, 2009, 9.1% of the Bank's total loan portfolio consisted of construction loans.  Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property.  Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.  Construction normally must be completed in six to nine months for residential loans.  The largest such loan on December 31, 2009 was $7.0 million.

Consumer Loans

Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $112.4 million on December 31, 2009 or approximately 15.2% of the Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable-rate line of credit loans.  The Bank's minimum for such loans is $5,000. The Bank will loan up to 90% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s).  As of December 31, 2009, the Bank had $40.7 million of second mortgage loans, which equaled 5.5% of its total loan portfolio.  The Bank markets home equity credit lines, which are adjustable-rate loans.  As of December 31, 2009, the Bank had $56.4 million drawn on its home equity credit lines, or 7.6% of its total loan portfolio, with $37.3 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years.  The vehicles are required to be for personal or family use only.  As of December 31, 2009, $9.7 million, or 1.3%, of the Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2009, $423,000, or 0.1%, of the Bank's total loan portfolio consisted of mobile home loans.  The Bank discontinued the origination of mobile home loans during the year 2008.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to the Bank's highest seven-year certificate of deposit rate, whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of December 31, 2009, $1.7 million, or 0.2%, of the Bank's total loan portfolio consisted of savings account loans.

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

In order to generate loan fee income and recycle funds for additional lending activities, the Bank seeks to sell loans in the secondary market.  Loan sales can enable the Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. The Bank sold $185.9 million of loans in the fiscal year ended December 31, 2009.  The Bank's current lending policy is to sell all conforming residential mortgage loans.  Typically the Bank retains loans that are non salable, non owner occupied, or in construction in its portfolio.  The Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise.  Such purchases can enable the Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses.  Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased.  At December 31, 2009, others serviced approximately 2.9%, or $21.4 million, of the Bank's gross loan portfolio.

The following table shows loan activity for the Bank during the periods indicated:

	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
	(Dollars in Thousands)

Gross loans receivable at beginning of period	$800,976	$750,011	$682,413
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	19,386	32,798	29,812
Commercial	11,897	54,610	76,255
Permanent loans:
Residential	39,617	37,762	46,189
Commercial	38,207	74,044	34,162
Refinancing	128,326	36,030	33,718
Other	924	1,866	2,045
Total	238,357	237,110	221,181

Commercial	84,649	129,650	154,877
Consumer	10,374	13,001	17,384
Total loans originated	333,380	379,761	394,442

Loans purchased:
Residential	-	-	-
Other	16,113	7,195	18,515
Total loans originated and purchased	349,493	386,956	412,957

Real estate loans sold	185,909	130,589	111,948
Loan repayments and other deductions	226,680	205,402	233,411
Total loans sold, loan repayments and other deductions	412,589	335,991	345,359

Net loan activity	(63,096)	50,965	67,598
Gross loans receivable at end of period	737,880	800,976	750,011
Unearned Income and Allowance for Loan Losses	(13,212)	(8,830)	(7,137)

Net loans receivable at end of period	$724,668	$792,146	$742,874

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral).  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2009, under the 15% of capital limitation was $15.6 million.  At that date, the highest outstanding balance of loans by the Bank to one borrower and related entities was approximately $12.6 million, an amount within such loans-to-one borrower limitations.

Origination and Other Fees

The Bank realizes income from loan related fees for originating loans, collecting late charges and fees for other miscellaneous loan services.  The Bank charges origination fees that range from 0% to 1.0% of the loan amount.  The Bank also charges processing fees of $150 to $225, underwriting fees from $0 to $150 and a $200 fee for any loan closed by the Bank personnel.  In addition, the Bank makes discount points available to customers for the purpose of obtaining a discounted interest rate.  The points vary from loan to loan and are quoted on an individual basis.  The Bank amortizes costs and fees associated with originating a loan over the life of the loan as an adjustment to the yield earned on the loan.  Late charges are assessed fifteen days after payment is due.

Non-performing Assets

The Bank assesses late charges on real estate related loans if a payment is not received by the 15th day following its due date.  Any borrower whose payment was not received by this time is mailed a past due notice.  At the same time the notice is mailed, the delinquent account is downloaded to a PC- based collection system and assigned to a specific collector.  Initial attempts at contact are made by branch personnel.  The collector will attempt to make contact with the customer via a phone call to resolve any problem that might exist.  If contact by phone is not possible, mail, in the form of preapproved form letters, will be used commencing on the 30th day following a specific due date.  Between the 30th and 45th day following any due date, or at the time a second payment has become due, if no contact has been made with the customer, a personal visit will be conducted by a Collection Department employee or the Loan Liquidation Specialist to interview the customer and inspect the property to determine the borrower's ability to repay the loan.  Prompt follow up is a goal of the Collection Department with any and all delinquencies.

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

On December 31, 2009, the Bank held $12.6 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means.  Such assets are classified as "real estate owned" until sold.  When property is so acquired, it is recorded at fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned.  Interest accrual ceases on the date of acquisition.  All costs incurred from the acquisition date in maintaining the property are expensed.  Significant improvements made in the property that will have a documented positive effect in value may be capitalized.

Consumer loan borrowers who fail to make payments are contacted promptly by the Collection Department in an effort to cure any delinquency.  A notice of delinquency is sent 10 days after any specific due date when no payment has been received.  The delinquent account is downloaded to a PC-based collection system and assigned to a specific collector.  Initial attempts at contact are made by branch personnel.  The loan collector will then attempt to contact the borrower via a phone call after the 30th day of delinquency if satisfactory arrangements for resolution have not been previously agreed upon.

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

	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006	Dec 31, 2005
Non-performing Assets:
Loans:
Non-accrual	$19,889	$22,534	$10,516	$2,852	$3,070
Past due 90 days or more and still accruing	1,410	518	64	459	456
Restructured loans	499	1,282	874	440	809
Total non-performing loans	21,798	24,334	11,454	3,751	4,335
Real estate owned, net (1)	12,603	3,335	286	416	266
Other repossessed assets, net	24	44	25	20	5
Total non-performing assets (2)	$34,425	$27,713	$11,765	$4,187	$4,606

Total non-performing assets to total assets	3.41%	2.86%	1.29%	0.46%	0.54%

Non-performing loans with uncollected interest	$20,388	$23,494	$10,986	$2,935	$3,070

(1)	Refers to real estate acquired by the Bank through foreclosure or voluntary deed foreclosure, net of reserve.

(2)
At December 31, 2009, 9.4% of the Bank’s non-performing assets consisted of residential mortgage loans, 2.3% consisted of home equities/second mortgages,
29.0% consisted of commercial real estate loans, 20.8% consisted of commercial loans, 0.3% consisted of consumer-related loans, 1.5% consisted of restructured loans,
1.8% consisted of residential real estate owned, 34.8% consisted of commercial real estate owned and 0.1% consisted of other repossessed assets.

      For the year ended December 31, 2009, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $2.0 million compared to actual income recorded of $406,000.  At December 31, 2009, the Bank had approximately $3.6 million in loans that were 30-89 days past due.  Total non-performing assets increased $6.7 million to $34.4 million at December 31, 2009.  Total non performing loans decreased $2.5 million to $21.8 million at December 31, 2009.  However, the decrease in non performing loans was offset by an increase in real estate owned and other repossessed assets of $9.2 million to $12.6 million at December 31, 2009.  As a result of the increase in the allowance for loan losses combined with the decrease in non performing loans, the coverage ratio (allowance for loan losses to non performing loans) increased to 60.2% at December 31, 2009 from 35.3% at December 31, 2008.  Total non performing loans include $17.2 million in commercial and commercial mortgage loans.  Non performing commercial and commercial mortgage loans at December 31, 2009 include 6 relationships that comprise $14.5 million or 84% of the total non performing commercial and commercial mortgage loans.  These 6 relationships are as follows:  3 relationships totaling $8.4 million relate to residential land/condominium development, 2 relationships totaling $2.7 million relate to retail land development and 1 relationship totaling $3.4 million relates to a commercial company and its principal owner.  At December 31, 2009, a specific reserve of $997,000 was included in the allowance for loan losses related to these 6 relationships.  In addition, non-performing residential mortgage and second and home equity loans increased $394,000 and $102,000, respectively.  Other real estate owned at December 31, 2009 includes 4 properties/projects that total $11.7 million or 93% of the total balance outstanding.  These 4 properties/projects all relate to residential land/condominium development.

Securities

The Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds.  At December 31, 2009, December 31, 2008 and December 31, 2007, the Bank had approximately $153.7 million, $95.6 million and $63.9 million in investments, respectively.

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

Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc.  Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc.  Home Investments, Inc’s investment policy mirrors that of the Bank.  At December 31, 2009, of the $153.7 million in consolidated investments owned by the Bank, $148.6 million was held by Home Investments, Inc.

Source of Funds

General

Deposits have traditionally been the primary source of funds of the Bank for use in lending and investment activities.  In addition to deposits, the Bank derives funds from loan amortization, prepayments, borrowings from the FHLB of Indianapolis and income on earning assets.  While loan amortization and income on earning assets are relatively stable sources of funds, deposit inflows and outflows can vary widely and are influenced by prevailing interest rates, money market conditions and levels of competition.  Borrowings may be used to compensate for reductions in deposits or deposit inflows at less than projected levels and may be used on a longer-term basis to support expanded activities.  See "Source of Funds -- Borrowings."

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

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations.  Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits.  Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC.  Under these standards, the Bank would be deemed a well-capitalized institution.  At December 31, 2009, the Bank had no brokered deposits.

An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or (ii) in the market area in which such deposits would otherwise be accepted.

The Bank on a periodic basis establishes interest rates to be paid, maturity terms, service fees and withdrawal penalties.  Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

The following table sets forth, by nominal interest rate categories, the composition of deposits of the Bank at the dates indicated:

	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$568,127	$419,407	$174,152
2.00% - 2.99%	120,538	36,572	63,019
3.00% - 3.99%	52,966	133,717	146,480
4.00% - 4.99%	96,021	114,390	164,649
5.00% - 5.99%	2,653	6,434	158,705
Over 6.00%	0	119	546
Total	$840,305	$710,639	$707,551

    The following table sets forth the change in dollar amount of deposits in the various accounts offered by the Bank for the periods indicated.

				DEPOSIT ACTIVITY
				(Dollars in Thousands)
	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2009	Deposits	(Decrease)	2008	Deposits	(Decrease)	2007	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$80,938	9.6%	$9,212	$71,726	10.1%	$1,998	$69,728	9.9%	$(3,076)
Statement savings	42,520	5.1%	1,658	40,862	5.8%	3,349	37,513	5.3%	(4,197)
Money market savings	207,089	24.6%	50,589	156,500	22.0%	(29,303)	185,803	26.3%	20,198
Checking	170,226	20.3%	59,282	110,944	15.6%	7,320	103,624	14.6%	(25,401)
Total Withdrawable	500,773	59.6%	120,741	380,032	53.5%	(16,636)	396,668	56.1%	(12,476)

Certificates:
Less than one year	44,316	5.3%	(103,777)	148,093	20.8%	(51,231)	199,324	28.2%	71,436
12 to 23 months	92,532	11.0%	67,612	24,920	3.5%	9,904	15,016	2.1%	(19,693)
24 to 35 months	137,466	16.3%	46,946	90,520	12.7%	43,586	46,934	6.6%	(25,915)
36 to 59 months	46,046	5.5%	11,274	34,772	4.9%	27,262	7,510	1.1%	(2,574)
60 to 120 months	19,172	2.3%	(13,130)	32,302	4.6%	(9,797)	42,099	5.9%	(30,386)
Total certificate accounts	339,532	40.4%	8,925	330,607	46.5%	19,724	310,883	43.9%	(7,132)
Total deposits	$840,305	100.0%	$129,666	$710,639	100.0%	$3,088	$707,551	100.0%	$(19,608)

     The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2009, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2009 have been allocated based upon certain rollover assumptions.

			DEPOSITS MATURITIES
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%
	or	or	or	or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2010	$79,194	$53,126	$29,315	$61,659	$511	$223,805	65.9%
December 31, 2011	12,216	31,175	16,732	16,158	1,466	77,747	22.9%
December 31, 2012	358	3,935	2,161	17,269	676	24,399	7.2%
Thereafter	69	7,819	4,758	935	-	13,581	4.0%
Total	$91,837	$96,055	$52,966	$96,021	$2,653	$339,532	100.0%

    Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of the Bank.  The following table provides a maturity breakdown at December 31, 2009, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

		ACCOUNTS GREATER THAN $100,000
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%
	or	or	or	or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2010	$24,349	$15,330	$8,186	$19,940	$218	$68,023	66.8%
December 31, 2011	2,824	11,670	4,531	4,033	933	23,991	23.5%
December 31, 2012	-	557	740	5,736	103	7,136	7.0%
Thereafter	-	1,153	1,523	100	-	2,776	2.7%
Total	$27,173	$28,710	$14,980	$29,809	$1,254	$101,926	100.0%

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

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.  Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2009, the Bank had advances totaling $55.0 million outstanding from the FHLB of Indianapolis.

On September 15, 2006, the Company entered into several agreements providing for the private placement of $15,000,000 of Capital Securities due September 15, 2036 (the “Capital Securities”).  The Capital Securities were issued by the Company’s Delaware trust subsidiary, Home Federal Statutory Trust I (the “Trust”), to JP Morgan Chase formerly Bear, Sterns & Co., Inc. (the “Purchaser”).  The Company bought $464,000 in Common Securities (the “Common Securities”) from the Trust.  The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $15,464,000 in principal amount of Junior Subordinated Debt Securities (the “Debentures”) from the Company pursuant to an Indenture (the “Indenture”) between the Company and Bank of America National Association, as trustee (the “Trustee”).

The Common Securities and Capital Securities will mature in 30 years, will require quarterly distributions and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum. Interest on the Capital Securities and Common Securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15.  The Company may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty, on or after September 15, 2011, or earlier upon the occurrence of certain events described below with the payment of a premium upon redemption; provided, however, that until December 12, 2011, while the U.S. Department of Treasury (the “Treasury”) holds the preferred stock of the Company issued under the TARP Capital Purchase Program such redemption may not occur without the consent of the Treasury.

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

The Debentures mature 30 years after their date of issuance, and can be redeemed in whole or in part by the Company, without penalty, at any time after September 15, 2011.  The Company may also redeem the Debentures upon the occurrence of a “capital treatment event,” an “investment company event” or a “tax event” as defined in the Indenture, but if such redemption occurs prior to September 15, 2011, a premium will be payable to Debenture holders upon the redemption.  Notwithstanding the foregoing, until December 12, 2011, while the Treasury holds the preferred stock of the Company issued under the TARP Capital Purchase Program, redemption of the Debentures would require the Treasury’s consent. The payment of principal and interest on the Debentures is subordinate and subject to the right of payment of all “Senior Indebtedness” of the Company as described in the Indenture.

Effective February 2, 2009, the Company entered into a Credit Agreement with Cole Taylor Bank under which the Company has the authority to borrow, repay and reborrow, up to $5 million during a period ending June 14, 2010, none of which was used as of December 31, 2009.  Advances are to bear interest at a floating variable rate equal to the prevailing three-month LIBOR rate plus 2.25% per annum (2.5% on December 31, 2009); in no event shall the rate be less than 5.0%.  Interest is payable quarterly and the repayment of advances is secured by a pledge of the Bank’s capital stock.

    The Company had a revolving note with Bank of America, N.A. with an available balance of $17.5 million which matured February 15, 2009 and has now expired.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
Official check overnight remittance	$-	$344	$232
FHLB overnight borrowings	$-	4,713	-
FHLB advances	$19,500	$31,850	$31,850
Bank of America short term borrowings	$-	$-	$985
Average amount of total short-term borrowings outstanding	$19,652	$31,895	$23,668

      The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
FHLB advances:
Amount	$-	$19,500	$31,850
Weighted average rate	-	3.2%	4.9%

Subsidiaries and Other Operations

The Bank organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”).  Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to HII.  Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII.  Home Investments Inc.’s, investment policy mirrors that of the Bank.  At December 31, 2009, of the $153.7 million in consolidated investments owned by the Bank, $148.6 million was held by Home Investments, Inc.

As of January 26, 2010, the Company dissolved HomeFed Financial Corporation, (“HFF”), a subsidiary corporation organized under Indiana law.  At December 31, 2009, the Company’s aggregate investment in HFF consisted of $722,000 in a cash account.  HFF had a 14% interest in Consortium Partners, a Louisiana partnership, which owned 50% of the outstanding shares of the Family Financial Holdings, Inc. of New Orleans, Louisiana ("Family Financial").  The remaining 50% of the outstanding shares of Family Financial were owned proportionately by the partners of Consortium Partners.  HFF liquidated its interest in Consortium Partners and Family Financial Holdings, Inc. and received a liquidation payment of $671,000 in May of 2009.

The Bank has also engaged in full-service securities brokerage services activities through an arrangement with Raymond James Financial Services.  During the third quarter of 2008, the Company chose to discontinue offering brokerage services through Raymond James and the brokerage business was sold to the brokers who had been serving these customers.  For the year ended December 31, 2008, the Bank received $1.4 million in commissions from its Raymond James financial activities.

Employees

As of December 31, 2009, the Company employed 212 persons on a full-time basis and 33 persons on a part-time or temporary basis.  None of the Company’s employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

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

In order for a bank holding company to engage in the broader range of activities that are permitted by the Gramm-Leach-Bliley Act (1) all of its depository institutions must be well capitalized and well managed and (2) it must file a declaration with the Federal Reserve that it elects to be a “financial holding company.”  In addition, to commence any new activity permitted by the Gramm-Leach-Bliley Act, each insured depository institution of the financial holding company must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act. The Company is not currently a financial holding company.

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

Lending Limits. Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2009, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor until December 31, 2013, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2009, initial assessments ranged from 12 to 45 basis points of assessable deposits, and the Bank is currently paying assessments at the rate of 15 basis points for each $100 of insured deposits. The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2009, the FICO assessment rate ranged between 1.02 and 1.14 basis points for each $100 of insured deposits per quarter. For the first quarter of 2010, the FICO assessment rate is 1.06 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $1.8 million during the year ended December 31, 2009. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until December 31, 2013. In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company elected to participate in the unsecured debt guarantee program, but do not expect to issue any guaranteed debt under the program. The assessments for unlimited noninterest bearing transaction account coverage were 10 basis points per $100 of insured deposits during 2009 and will be 15 basis points per $100 of insured deposits during the first six months of 2010.  The assessments for unsecured debt guarantee program coverage ranged from 50 to 100 basis points per annum per $100 of debt depending on the maturity of the debt.

The FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at between 1.15% and 1.5% of estimated insured deposits. The designated reserve ratio is currently 1.25%. As a result of the deterioration in banking and economic conditions and recent failures of banks, the reserve ratio was .22% as of June 30, 2009. The FDIC has 7 years to attain a reserve ratio of 1.15%. The FDIC adopted an interim rule that imposed a special assessment of 20 basis points as of June 30, 2009, which was collected on September 30, 2009. The special assessment for the Bank paid on September 30, 2009, was 454,000.

On December 20, 2009, banks were required to pay the third quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The pre-payment did not affect the Bank’s earnings on that date.  The Bank paid an aggregate of $5.5 million in premiums on December 30, 2009, $4.8 million of which constituted prepaid premiums.

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

The following is a summary of the Company’s and the Bank’s regulatory capital and capital requirements at December 31, 2009.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009
Total risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$104,060	12.20%	$68,222	8.0%	$85,278	10.0%
Indiana Community Bancorp Consolidated	$109,383	12.81%	$68,289	8.0%	$85,361	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$93,370	10.95%	$34,111	4.0%	$51,167	6.0%
Indiana Community Bancorp Consolidated	$98,683	11.56%	$34,144	4.0%	$51,217	6.0%
Tier 1 leverage capital (to average assets)
Indiana Bank and Trust Company	$93,370	8.86%	$42,140	4.0%	$52,675	5.0%
Indiana Community Bancorp Consolidated	$98,683	9.36%	$42,172	4.0%	$52,715	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2009, the Bank was categorized as "well capitalized," meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

Recent Legislative Developments. The global and U.S. economies have in past months significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past two years. Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength.

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

In response to the financial crises affecting the banking system, on October 14, 2008, the Treasury announced it would offer to qualifying U.S. banking organizations the opportunity to sell preferred stock, along with warrants to purchase common stock, to the Treasury on what may be considered attractive terms under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (the “CPP”). The CPP allows financial institutions, like the Company, to issue non-voting preferred stock to the Treasury in an amount ranging between 1% and 3% of its total risk-weighted assets.

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

On June 10, 2009, Treasury issued an interim final rule implementing and providing guidance on the executive compensation and corporate governance provisions of EESA, as amended by ARRA.  The regulations were published in the Federal Register on June 15, 2009, and set forth the following requirements:

•	Evaluation of employee compensation plans and potential to encourage excessive risk or manipulation of earnings.

•
Compensation committee discussion, evaluation and review of senior executive officer compensation plans and other employee compensation plans to ensure that they do not encourage unnecessary and excessive risk.

•	Compensation committee discussion, evaluation and review of employee compensation plans to ensure that they do not encourage manipulation of reported earnings.

•	Compensation committee certification and disclosure requirements regarding evaluation of employee compensation plans.

•	“Clawback” of bonuses based on materially inaccurate financial statements or performance metrics.

•	Prohibition on golden parachute payments.

•	Limitation on bonus payments, retention awards and incentive compensation.

•	Disclosure regarding perquisites and compensation consultants; prohibition on gross-ups.

•	Luxury or excessive expenditures policy.

•	Shareholder advisory resolution on executive compensation.

•	Annual compliance certification by principal executive officer and principal financial officer.

•	Establishment of the Office of the Special Master for TARP Executive Compensation with authority to review certain payments and compensation structures.

ARRA was followed by numerous actions by the Federal Reserve, Congress, Treasury, the SEC and others to address the current liquidity and credit crisis that has followed the sub-prime meltdown that commenced in 2007. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; coordinated international efforts to address illiquidity and other weaknesses in the banking sector; and legislation that would require creditors that transfer loans and securitizations of loans to maintain a material portion (generally at least 10%) of the credit risk of the loans transferred or securitized.

In addition, the House Financial Services Committee has approved several elements of a plan of the Obama Administration providing for broad and complex financial regulatory reform. In particular, a bill to establish the Consumer Financial Protection Agency (“CFPA”) was passed by the Committee. Though differing in significant respects from the Administration’s original proposal, the version passed by the Committee would grant the CFPA broad rulemaking, interpretative, supervisory, examination, and enforcement authority over financial services providers such as the Company. The CFPA proposal and other aspects of the Administration’s plan remain controversial, and many obstacles exist to achieving the Administration’s goal of enacting these reforms in 2010.

On October 22, 2009, the Federal Reserve issued proposed supervisory guidance designed to ensure that incentive compensation practices of banking organizations are consistent with safety and soundness. Uncertainty exists regarding the interpretation and application of this guidance, and the impact of the guidance on recruitment, retention and motivation of key officers and employees.

It is not clear at this time what impact the EESA, ARRA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, other liquidity and funding and other initiatives of the Federal Reserve and other agencies that have been previously announced, and any additional programs that may be initiated in the future will have on the financial markets and the other difficulties described above, including the extreme levels of volatility and limited credit availability currently being experienced, or on the U.S. banking and financial industries and the broader U.S. and global economies. Further adverse effects could have an adverse effect on the Company and its business.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2009, the Bank's investment in stock of the FHLB of Indianapolis was $8.3 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2009, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $239,000, for an annualized rate of 2.9%. See Item 1A, Risk Factors,” “Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.”

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

Item 1A. Risk Factors

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. The capital and credit markets have been experiencing volatility and disruption for more than 24 months. The risks associated with our business become more acute in periods of a slowing economy or slow growth. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

Our loan portfolio includes commercial real estate loans, residential mortgage loans, and construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. In addition, the current recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: increases in loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. It has also proposed additional legislation that could materially affect the financial industry, such as the Obama Administration’s broad and complex plan for financial regulatory reform. See “Regulation -- Recent Legislative Developments.”  It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), TARP, ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that EESA and such related measures undertaken to alleviate the credit crisis will have generally on the financial markets, including the levels of volatility and limited credit availability currently being experienced, is unknown. The failure of such measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us—or whether (or to what extent) we will be able to benefit from such programs.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Declines in the housing market over the past two years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets have adversely affected our business, financial condition and results of operations. We do not expect that the difficult conditions in the financial markets are likely to improve significantly in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income. At December 31, 2009, the Bank owned $8.3 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $55.0 million from the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. The Company recognized dividend income of approximately $145,000 in 2009. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009. When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Moreover, the net income of the FHLBI in 2009 declined from that in 2008. Continued and additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2009, the Bank’s total borrowing capacity from the FHLBI was $138.5 million. Generally, the loan terms from the FHLBI are better than the terms the Bank can receive from other sources making it cheaper to borrow money from the FHLBI. Continued and additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Additional Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which resulted in an increase in its insurance premiums. Current economic conditions have increased as a result of bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 1.25 percent of insured deposits. Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.15 percent, the statutory minimum. At June 30, 2009, the ratio was .22%. The FDIC has seven years to reach the statutory minimum reserve ratio of 1.15%.

The FDIC expects a higher ratio of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.  The FDIC has recently made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share of premiums. See “Indiana Bank and Trust Company -- Deposit Insurance.”  Our FDIC insurance premiums (including FICO assessments) were $1.8 million in 2009 including the special assessment of $454,000, compared to $286,000 in 2008 including the reduction for one-time assessment credits of $399,000.

Due to the anticipated continued failures of unaffiliated FDIC-insured depository institutions and the increased premiums noted above, we anticipate that our FDIC deposit insurance premiums could increase significantly in the future which would adversely impact our future earnings.

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

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital. There is no guarantee that the Company will have or be able to raise sufficient capital to repurchase the preferred stock before the end of the first five years of its issuance.

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

Credit Risk Could Adversely Affect Our Operating Results or Financial Condition. One of the greatest risks facing lenders is credit risk -- that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. During the past few years, the banking industry experienced increasing trends in problem assets and credit losses which resulted from weakening national economic trends and a decline in housing values. The Company’s home equity and home equity line of credit portfolios have experienced some increase in delinquency and foreclosures have occurred; driven primarily by mortgage foreclosures on loans serviced by non-company owned first mortgages. The potential for foreclosures instituted by outside servicers represents additional potential credit risk. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

At December 31, 2009, the Bank conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 other full-service branches and a commercial loan office in Indianapolis.  The Bank owns a building that it uses for certain administrative operations located at 3801 Tupelo Drive, Columbus, Indiana.  Information concerning these properties, as of December 31, 2009, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,402,504	21,600	N/A

Administrative Operations Office:
3801 Tupelo Drive, Columbus	Owned	$2,727,450	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$356,867	800	N/A
3805 25th Street	Leased	$109,007	5,800	09/2022
2751 Brentwood Drive	Leased	$140,467	3,200	09/2022
4330 West Jonathon Moore Pike	Owned	$458,824	2,600	N/A
1901 Taylor Road	Leased	$16,182	400	03/2012

Hope Branch 8475 North State Road 9, Suite 4	Leased	$89,379	1,500	03/2012

Austin Branch 2879 North US Hwy 31	Owned	$445,130	2,129	N/A

Brownstown Branch 101 North Main Street	Leased	$26,153	2,400	Year to Year

North Vernon Branch
111 North State Street	Owned	$178,012	1,900	N/A

Osgood Branch 820 South Buckeye Street	Owned	$108,496	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$532,989	1,860	N/A

Seymour Branches:
222 W. Second Street	Leased	$269,955	9,200	09/2022
1117 East Tipton Street	Leased	$94,006	6,800	09/2022

Batesville Branch 114 State Rd 46 East	Owned	$444,792	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$372,071	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$591,579	1,907	N/A

Indianapolis Branches:
8740 South Emerson Avenue	Owned	$1,840,708	5,000	N/A
1510 West Southport Road	Owned	$1,751,556	3,100	N/A

Indianapolis Commercial Loan Office
10 West Market Street, Suite 1600	Leased	$162,468	5,632	12/2011

Building Under Construction
1420 North State Street, North Vernon	Owned	$1,032,035	N/A	N/A

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

Item 3.5. Executive Officers of Indiana Community Bancorp.

Presented below is certain information regarding the executive officers of ICB who are not also directors.

Position with ICB

Mark T. Gorski	Executive Vice President, Treasurer, and
Chief Financial Officer and Secretary

Charles R. Farber	Executive Vice President

Mark T. Gorski (age 45) has been employed by the Bank as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005. From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 60) has been employed by the Bank since March 2002 as its Executive Vice President.  He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Global Market, under the symbol "INCB."  For certain information related to the stock prices and dividends paid by the Company, see “Quarterly Results of Operations" on page 48 of Indiana Community Bancorp’s Shareholder Annual Report for the year ended December 31, 2009 (the "Shareholder Annual Report"). As of December 31, 2009, there were 344 shareholders of record of the Company's Common Stock.

It is currently the policy of ICB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of ICB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors. Moreover, as a result of the Company’s participation in the TARP program, it may not increase quarterly dividends above $0.12 per share during the three year period ended December 12, 2011, without the consent of the Treasury Department, unless the Treasury no longer holds the preferred stock it received under the TARP Program.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to ICB without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate. At December 31, 2009, none of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

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

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2009.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2009	-	$00.00	-	156,612
November 2009	-	$00.00	-	156,612
December 2009	-	$00.00	-	156,612
Fourth Quarter	-	$00.00	-	156,612

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 5 to 19 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to page 12 of the Shareholder Annual Report.

Item 8. Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto contained on pages 23 to 49 of the Shareholder Annual Report are incorporated herein by reference. The Company’s Quarterly Results of Operations contained on page 49 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2009, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Controls is included on page 20 of the Shareholder’s Annual Report and is incorporated herein by reference.

The Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by its registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only Management’s Report on Internal Controls in this Annual Report.

Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2009, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference to page 5 to 9 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2010 (the "2010 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in Item 3.5 in Part I of this report.

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2010 Proxy Statement.

The information concerning director nominating procedures is incorporated by reference to page 5 of the 2010 Proxy Statement.

The information required by this item with respect to members of the Company’s Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to page 8 of the 2010 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11. Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 10 through page 18 of the 2010 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Other information required by this item is incorporated by reference to pages 4 to 5 of the 2010 Proxy Statement.

The Equity Compensation Plan information required by this Item 12 is incorporated by reference to page 25 of the 2010 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Financial Statements	Page in 2010 Shareholder Annual Report
Report of BKD LLP Independent Registered Public Accounting Firm	21

Report of Deloitte & Touche LLP Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008	23

Consolidated Statements of Operations for the years ended December 31, 2009,
December 31, 2008 and December 31, 2007.	24

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2009, December 31, 2008 and December 31, 2007.	25

Consolidated Statements of Cash Flows for the years ended December 31, 2009,
December 31, 2008 and December 31, 2007.	26

Notes to Consolidated Financial Statements	27

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 36.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

         The information required by this item is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2010 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Accountant’s Fees” in the 2010 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 12th day of March 2010.

INDIANA COMMUNITY BANCORP
DATE: March 12, 2010	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 12th day of March 2010.

/s/Mark T. Gorski	/s/John K. Keach, Jr.
Mark T Gorski, Executive	John K. Keach, Jr.,
Vice President, Treasurer	Chairman of the Board,
Chief Financial Officer and Secretary	President and Chief
(Principal Financial Officer)	Executive Officer
(Principal Executive Officer)

/s/Melissa A. McGill	/s/John K. Keach, Jr.
Melissa A. McGill,	John K. Keach, Jr., Director
Sr. Vice President and Controller
(Principal Accounting Officer)

/s/Harvard W. Nolting, Jr.	/s/John T. Beatty
Harvard W. Nolting, Jr., Director	John T. Beatty, Director

/s/David W. Laitinen	/s/Harold Force
David W. Laitinen, Director	Harold Force, Director

/s/John M. Miller	/s/ William J. Blaser
John M. Miller, Director	William J. Blaser, Director

EXHIBIT INDEX
Reference to
Regulation S-KSequential
Exhibit Number                                                           DocumentPage Number

3(a)         Articles of Incorporation (incorporated by reference from Exhibit B to Registrant's
Registration Statement on Form S-4 (Registration No. 33-55234))

3(b)         Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
Form 8-K filed July 28, 2009)

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

10(s)        Placement Agreement, dated September 13, 2006, among Indiana Community Bancorp, the
 Home Federal Statutory Trust I, and Cohen & Company (incorporated by reference to Exhibit 1.1 of Registrant’s Form 8-K dated September 15, 2006)

10(t)        Indenture dated as of September 15, 2006, between Indiana Community Bancorp and LaSalle
 Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s
 Form 8-K dated September 15, 2006)

10(u)        Amended and Restated Declaration of Trust of HomeFederal Statutory Trust I, dated as of September 15, 2006 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K dated September 15, 2006)

10(v)        Guarantee Agreement of Indiana Community Bancorp dated as of September 15, 2006
  (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated September 15, 2006)

10(w)        Letter Agreement dated December 12, 2008 by and between Registrant and the United States
  Department of the Treasury, including the Securities Purchase Agreement - Standard Terms incorporated by reference therein (incorporated by reference from Exhibit 10.1 to Registrant’s
  Form 8-K filed December 16, 2008)

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

33           TARP First Fiscal Year Certification of John K. Keach, Jr.

34           TARP First Fiscal Year Certification of Mark T. Gorski