Form 10-Q
period 2010-03-31
INDIANA COMMUNITY BANCORP
filed 2010-05-03
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2010.

Common Stock, no par value – 3,358,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31, ,
	2010	2009

Assets:	(unaudited)
Cash and due from banks	$10,952	$10,808
Interest bearing demand deposits	8,597	41,253
Cash and cash equivalents	19,549	52,061
Securities available for sale at fair value (amortized cost $197,671 and $149,031)	198,559	149,633
Securities held to maturity at amortized cost (fair value $3,554 and $3,802)	3,786	4,084
Loans held for sale (fair value $2,463 and $6,213)	2,404	6,075
Portfolio loans:
Commercial and commercial mortgage loans	538,267	527,946
Residential mortgage loans	95,005	97,551
Second and home equity loans	94,712	97,071
Other consumer loans	13,960	15,312
Unearned income	(80)	(99)
Total portfolio loans	741,864	737,781
Allowance for loan losses	(14,595)	(13,113)
Portfolio loans, net	727,269	724,668
Premises and equipment	15,269	15,151
Accrued interest receivable	3,921	3,533
Other assets	53,096	55,118
TOTAL ASSETS	$1,023,853	$1,010,323

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$81,337	$80,938
Interest checking	174,025	170,226
Savings	45,921	42,520
Money market	212,553	207,089
Certificates of deposits	342,148	339,025
Retail deposits	855,984	839,798
Public fund certificates	528	507
Wholesale deposits	528	507
Total deposits	856,512	840,305

FHLB advances	52,717	55,000
Junior subordinated debt	15,464	15,464
Other liabilities	13,918	14,630
Total liabilities	938,611	925,399

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,079	21,054
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,358,079 and 3,358,079 shares	21,071	21,060
Retained earnings, restricted	42,952	42,862
Accumulated other comprehensive income/(loss), net	140	(52)

Total shareholders' equity	85,242	84,924
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,023,853	$1,010,323

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended
	March 31,
	2010	2009
Interest Income:
Short term investments	$16	$7
Securities	1,075	821
Commercial and commercial mortgage loans	7,356	7,582
Residential mortgage loans	1,215	1,798
Second and home equity loans	1,167	1,278
Other consumer loans	295	390
Total interest income	11,124	11,876

Interest Expense:
Checking and savings accounts	456	273
Money market accounts	491	474
Certificates of deposit	2,432	2,768
Total interest on retail deposits	3,379	3,515

Brokered deposits	-	56
Public funds	2	52
Total interest on wholesale deposits	2	108
Total interest on deposits	3,381	3,623

FHLB borrowings	263	1,188
Junior subordinated debt	74	136
Total interest expense	3,718	4,947

Net interest income	7,406	6,929
Provision for loan losses	2,095	2,098
Net interest income after provision for loan losses	5,311	4,831

Non Interest Income:
Gain on sale of loans	357	1,062
Other than temporary impairment losses	(55)	-
Service fees on deposit accounts	1,484	1,454
Loan servicing income, net of impairment	115	133
Net gain\(loss) on real estate owned	(338)	3
Trust and asset management fees	282	121
Increase in cash surrender value of life insurance	135	115
Miscellaneous	183	155
Total non interest income	2,163	3,043

Non Interest Expenses:
Compensation and employee benefits	3,749	3,678
Occupancy and equipment	954	1,032
Service bureau expense	478	479
FDIC premium	507	300
Marketing	184	216
Professional fees	175	169
Loan expenses	207	454
Real estate owned expenses	177	52
Miscellaneous	677	853
Total non interest expenses	7,108	7,233

Income before income taxes	366	641
Income tax provision (credit)	(52)	201
Net Income	$418	$440

Basic earnings per common share	$0.04	$0.05
Diluted earnings per common share	$0.04	$0.05

Basic weighted average number of common shares	3,358,079	3,358,079
Dilutive weighted average number of common shares	3,358,079	3,358,079
Dividends per common share	$0.010	$0.120

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				418		418
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $95					192	192
Total comprehensive income						610

Common stock compensation expense			11			11
Amortization of discount on preferred stock		25		(25)		-
Common stock cash dividends				(34)		(34)
Preferred stock cash dividends				(269)		(269)
Balance at March 31, 2010	3,358,079	$21,079	$21,071	$42,952	$140	$85,242

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net income				440		440
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $148					286	286
Total comprehensive income						726

Common stock compensation expense			27			27
Amortization of discount on preferred stock		19		(19)		-
Common stock cash dividends				(403)		(403)
Preferred stock cash dividends		`		(188)		(188)
Balance at March 31, 2009	3,358,079	$20,981	$21,012	$50,500	$(319)	$92,174

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Three Months Ended
(unaudited)	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$418	$440
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	980	388
Provision for loan losses	2,095	2,098
Stock based compensation expense	11	27
Benefit for deferred income taxes	(802)	(244)
Net gain from sale of loans	(357)	(1,062)
Other than temporary impairment losses	55	-
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	(71)	40
Loan fees deferred, net	2	22
Proceeds from sale of loans held for sale	17,426	78,579
Origination of loans held for sale	(13,398)	(80,404)
Decrease in accrued interest and other assets	2,193	252
Increase (decrease) in other liabilities	(712)	175
Net Cash From Operating Activities	7,840	311

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	(4,724)	8,278
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	300	112
Securities available for sale	27,635	20,471
Sales of:
Securities available for sale	48,377	11,706
Real estate owned and other asset sales	477	161
Purchases of:
Loans	(232)	(10,069)
Securities held to maturity	(50)	-
Securities available for sale	(125,129)	(16,844)
Acquisition of property and equipment	(495)	(166)
Disposal of property and equipment	41	11
Net Cash From / (Used In) Investing Activities	(53,800)	13,660

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	16,207	44,491
Proceeds from advances from FHLB	55,000	-
Repayment of advances from FHLB	(55,000)	(7,563)
Prepayment penalty on modification of FHLB advances	(2,456)	-
Net repayments of overnight borrowings	-	(4,713)
Payment of dividends on preferred stock	(269)	(188)
Payment of dividends on common stock	(34)	(403)
Net Cash From Financing Activities	13,448	31,624

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,512)	45,595
Cash and cash equivalents, beginning of period	52,061	22,586
Cash and Cash Equivalents, End of Period	$19,549	$68,181

Supplemental Information:
Cash paid for interest	$3,718	$5,276
Non cash items:
Assets acquired through foreclosure	$258	$244

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at March 31, 2010, and for the three months ended March 31, 2010 and 2009, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three month period ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31,
	2010	2009
Basic EPS:
Weighted average common shares	3,358,079	3,358,079

Diluted EPS:
Weighted average common shares	3,358,079	3,358,079
Dilutive effect of stock options	-	-
Weighted average common and incremental shares	3,358,079	3,358,079

Anti-dilutive options	300,965	393,278

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2010	2009

Net income	$418	$440
Less preferred stock dividend	269	269
Less amortization of preferred stock discount	25	19
Net income available to common shareholders	$124	$152

Basic Earnings per Common Share	$0.04	$0.05
Diluted Earnings per Common Share	$0.04	$0.05

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the three month periods ended March 31, 2010 and 2009. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Three months ended March 31, 2010
Unrealized gains/(losses) from securities available for sale	$287	$(95)	$192	$889	$(303)	$586
Supplemental Retirement Plan Obligations adjustments	-	-	-	(738)	292	(446)
Total accumulated other Comprehensive income/(loss)	$287	$(95)	$192	$151	$(11)	$140

Three months ended March 31, 2009
Unrealized gains/(losses) from securities available for sale	$434	$(148)	$286	$573	$(197)	$376
Supplemental Retirement Plan Obligations adjustments	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$434	$(148)	$286	$(578)	$259	$(319)

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $138,000 and $52,000 for the three months ended March 31, 2010, and 2009, respectively.  No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2010 and 2009, respectively. The Company chose to freeze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three months ended March 31, 2010 and 2009, is estimated as follows: (dollars in thousands)

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2010	2009

Service cost	$26	$26
Interest cost	54	57
Amortization of prior service cost	13	13
Amortization of actuarial losses	-	9

Net periodic benefit cost	$93	$105

The Bank previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to pay benefits of $264,000 in 2010.  As of March 31, 2010, the Bank has paid $61,000 in benefits and presently anticipates paying an additional $197,000 in fiscal 2010.

6. Goodwill and Other Intangible Assets
In accordance with generally accepted accounting principles, (GAAP), the Company evaluated goodwill for impairment as of September 30, 2009.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The guidance requires a two step impairment test as of the measurement date to; 1.) identify potential goodwill impairment and 2.) measure the amount of the goodwill impairment loss to be recognized, if applicable.  Management analyzed the estimated fair value of the Company using three methodologies; the comparable transactions approach, the control premium approach and the discounted cash flow approach.  Management determined from this analysis that the aggregate fair value of the Company was less than the carrying value.  Based on this conclusion, management prepared a step two analysis calculating the fair value of the Company’s financial assets and liabilities.  An application of the fair value of the Company as calculated in step one, and the fair value of the Company’s financial assets and liabilities as calculated in step two, resulted in an estimated negative fair value of goodwill.  Since management determined the fair value of goodwill was negative and therefore lower than the carrying value, a full impairment charge of $1.4 million was recorded in the third quarter of 2009.

7. Repurchases of Company Common Stock
During the three months ended March 31, 2010, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of March 31, 2010, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At March 31, 2010 and December 31, 2009, these contingent obligations were approximately $12.9 million and $2.1 million, respectively.  Management believes it is remote that, as of March 31, 2010, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Bond money market funds are included in Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, agency and municipal bonds.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and include commercial paper and equity securities.  Commercial paper has been included in level 3 as there is no available market price for this specific type of commercial paper.  All commercial paper outstanding at March 31, 2010 is investment grade and matures in less than three months; therefore, the amortized cost basis is a reasonable estimate of fair value.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2010
Agency bonds	$-	$1,002	$-	$1,002
Municipal bonds	-	53,492	-	53,492
Collateralized mortgage obligations issued by:
Agencies	-	84,601	-	84,601
Private label	-	19,315	-	19,315
Mortgage backed securities issued by agencies	-	10,008	-	10,008
Commercial paper	-	-	27,700	27,700
Corporate debt	-	1,456	-	1,456
Bond money market funds	910	-	-	910
Equity securities	-	-	75	75
Securities available for sale	$910	$169,874	$27,775	$198,559

December 31, 2009
Agency bonds	$-	$2,524	$-	$2,524
Municipal bonds	-	40,168	-	40,168
Collateralized mortgage obligations issued by:
Agencies	-	53,952	-	53,952
Private label	-	1,499	-	1,499
Mortgage backed securities issued by agencies	-	10,982	-	10,982
Corporate debt	-	1,408	-	1,408
Bond money market funds	39,025	-	-	39,025
Equity securities	-	-	75	75
Securities available for sale	$39,025	$110,533	$75	$149,633

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the quarter ended March 31, 2009.  (dollars in thousands)

Total Fair Value Measurements
Level 3 Instruments Only	Available for Sale Debt Securities
Balance, December 31, 2009	$75
Purchases	48,694
Settlements	(20,994)
Balance, March 31, 2010	$27,775

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the year ended December 31, 2009.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2010
Impaired loans	-	-	13,945	13,945
Other real estate owned	-	-	6,486	6,486

December 31, 2009
Impaired loans			25,205	25,205
Other real estate owned	-	-	2,081	2,081

At March 31, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $16.3 million and had been written down to a fair value of $13.9 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2009, collateral dependent impaired loans which had an evaluation adjustment during 2009 had an aggregate cost of $27.3 million and had been written down to a fair value of $25.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At March 31, 2010, other real estate owned was reported at fair value less cost to sell of $6.5 million measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2009, other real estate owned was reported at fair value less cost to sell of $2.1 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	March 2010		December 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$19,549	$19,549	$52,061	$52,061
Securities available for sale	198,559	198,559	149,633	149,633
Securities held to maturity	3,786	3,554	4,084	3,802
Loans held for sale	2,404	2,463	6,075	6,213
Loans, net	727,269	740,387	724,668	735,599
Accrued interest receivable	3,921	3,921	3,533	3,533
Federal Home Loan Bank stock	8,329	8,329	8,329	8,329

Liabilities:
Deposits	856,512	861,170	840,305	845,691
FHLB advances	52,717	52,729	55,000	55,022
Junior subordinated debt	15,464	3,864	15,464	4,154
Advance payments by borrowers for taxes and insurance	291	291	157	157
Accrued interest payable	113	113	176	176

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

FHLB Advances
The fair value is estimated by discounting future cash flows using rates currently available to the Company for advances of similar maturities.

Junior Subordinated Debt and Long Term Debt
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.  Fair value of Junior Subordinated Debt is based on quoted market prices for a similar liability when traded as an asset in an active market.

The fair value estimates presented herein are based on information available to management at March 31, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Securities
Securities are summarized as follows: (in thousands)

	March 31, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held to Maturity:
Municipal bonds	$775	$1	$-	$776	$775	$1	$-	$776
Certificate of deposit	410	-	-	410	410	-	-	410
Asset backed securities	99	-	(11)	88	98	-	(11)	87
Collateralized mortgage obligations issued by:
Agencies	526	22	(1)	547	561	19	(2)	578
Private label	1,273	6	(286)	993	1,373	31	(360)	1,044
Mortgage backed securities issued by agencies	703	37	-	740	867	40	-	907
Total Held to Maturity	$3,786	$66	$(298)	$3,554	$4,084	$91	$(373)	$3,802

Available for Sale:
Agency bonds	$1,000	$2	$-	$1,002	$2,504	$20	$-	$2,524
Municipal bonds	52,424	1,265	(197)	53,492	39,261	1,073	(166)	40,168
Collateralized mortgage obligations issued by:
Agencies	84,127	566	(92)	84,601	53,772	259	(79)	53,952
Private label	19,566	-	(251)	19,315	1,523	-	(24)	1,499
Mortgage backed securities issued by agencies	9,904	119	(15)	10,008	10,906	118	(42)	10,982
Commercial paper	27,700	-	-	27,700	-	-	-	-
Corporate debt	1,965	-	(509)	1,456	1,965	-	(557)	1,408
Bond money market funds	910	-	-	910	39,025	-	-	39,025
Equity securities	75	-	-	75	75	-	-	75
Total Available for Sale	$197,671	$1,952	$(1,064)	$198,559	$149,031	$1,470	$(868)	$149,633

Certain securities, with amortized cost of $435,000 and fair value of $466,000 at March 31, 2010, and amortized cost of $591,000 and fair value of $627,000 at December 31, 2009 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $4.0 million and fair value of $4.1 million at March 31, 2010, and amortized cost of $4.7 million and fair value of $4.8 million at December 31, 2009 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at March 31, 2010 by contractual maturity are summarized as follows: (dollars in thousands)
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Agency bonds:
Due in one year or less	$-	$-	$1,000	$1,002
Due after 1 year through 5 years	-	-	-	-
Municipal bonds:
Due in one year or less	260	260	2,414	2,444
Due after 1 year through 5 years	275	276	9,924	10,446
Due after 5 years through 10 years	240	240	32,268	32,811
Due after 10 years	-	-	7,818	7,791
Certificate of deposit:
Due in one year or less	410	410	-	-
Asset back securities	99	88	-	-
Collateralized mortgage obligations issued by:
Agencies	526	547	84,127	84,601
Private label	1,273	993	19,566	19,315
Mortgage backed securities issued by agencies	703	740	9,904	10,008
Commercial paper	-	-	27,700	27,700
Corporate debt:
Due after 10 years	-	-	1,965	1,456
Bond money market funds	-	-	910	910
Equity securities	-	-	75	75
Total	$3,786	$3,554	$197,671	$198,559

Activities related to the sales of securities available for sale and other realized losses are summarized as follows:
(dollars in thousands)
	Three months ended	Three months ended
	March 2010	March 2009
Proceeds from sales	$48,377	$11,706
Other than temporary impairment losses	55	-
Tax benefit on realized security losses	22	-

For the quarter ended March 10, 2010, $55,000 of other than temporary impairment was recorded on held to maturity securities.  The entire unrealized loss was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

12. Impairment of Investments
Management reviews its available for sale and held to maturity securities for other than temporary impairment, (OTTI) on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance and the creditworthiness of the issuer.  Additionally, the Company does not intend to sell investments and it is not more-likely-than-not that the Company will be required to sell a security before the recovery of its amortized cost basis.

At March 31, 2010, the Company had two securities in the available for sale portfolio with a face amount of $2.0 million and an unrealized loss of $509,000.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

In reviewing held to maturity securities at March 31, 2010, for other than temporary impairment, management considered the change in market value of the securities in the first quarter of 2010, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered; a) the Company’s intent not to sell and; b) that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Based on this criteria management concluded that two securities that did not receive their scheduled payments were credit impaired and has taken full impairment for these securities in the first quarter.  The total of the first quarter OTTI impairment charge was $55,000.

Additionally, the Company had 41 securities in the held to maturity portfolio with an amortized cost of $1.2 million and an unrealized loss of $298,000.  These securities consisted of small balances ranging from $1,000 to $182,000, with an average balance of $32,000.  Management believes the small illiquid nature of these securities has resulted in a depressed market value.  As of March 31, 2010, all required cash flows had been received on each of the 41 securities, an indication for receiving future expected cash flows.

Investments that have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 are summarized as follows: (dollars in thousands)

March 31, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$49	$(3)	$39	$(8)	$88	$(11)
Collateralized mortgage obligations issued by:
Agencies	15,916	(92)	-	-	15,916	(92)
Private label	17,369	(258)	866	(280)	18,235	(538)
Mortgage backed securities issued by agencies	3,434	(15)	-	-	3,434	(15)
Corporate debt	-	-	1,456	(509)	1,456	(509)
Municipal bonds	16,538	(177)	644	(20)	17,182	(197)
Total Temporarily Impaired Securities	$53,306	$(545)	$3,005	$(817)	$56,311	$(1,362)

December 31, 2009	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$63	$(6)	$24	$(5)	$87	$(11)
Collateralized mortgage obligations issued by:
Agencies	10,450	(80)	11	(1)	10,461	(81)
Private label	1,558	(31)	902	(353)	2,460	(384)
Mortgage backed securities issued by agencies	8,375	(42)	26	-	8,401	(42)
Corporate debt	-	-	1,408	(557)	1,408	(557)
Municipal bonds	10,188	(140)	638	(26)	10,826	(166)
Total Temporarily Impaired Securities	$30,634	$(299)	$3,009	$(942)	$33,643	$(1,241)

13. FHLB Advances
In the first quarter of 2010 the Company repaid $55,000,000 of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $55,000,000 of new advances.  The present value of the cash flows under the terms of the new FHLB advances is less than 10 percent different from the present value of the remaining cash flows under the terms of the original FHLB advances.  Based on this criteria the $2.5 million penalty associated with paying off the original FHLB advances will be amortized as an adjustment of interest expense over the remaining term of the new FHLB advances using the interest method.

14. Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued.  As of that date, the Company did not have any subsequent events to report.

15. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-06, "Improving Disclosures About Fair Value Measurements," which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.  Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company's financial position or results of operations.  See Note 10 to the Consolidated Financial Statements for the disclosures required by this ASU.  This ASU also requires that Level 3 activity about purchases, sales, issuances and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company's reporting period ending March 31, 2011.  Management has determined the adoption of this guidance will not have a material effect on the Company's financial position or results of operations.

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

Indiana Community Bancorp (the "Company") is organized as a bank holding company and owns all the outstanding capital stock of Indiana Bank and Trust Company (the "Bank").  The business of the Bank and, therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana.  The Bank does business through 19 full service banking branches.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 27 through 49 of the Company’s annual report on Form 10-K for the year ended December 31, 2009.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

The allowance for loan losses is established through a provision for loan losses. Loan losses are charged against the allowance when management believes the loans are uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is maintained at a level management considers to be adequate to absorb estimated incurred loan losses inherent in the portfolio, based on evaluations of the collectibility and historical loss experience of loans.  The allowance is based on ongoing assessments of the estimated incurred losses inherent in the loan portfolio.  The Company’s methodology for assessing the appropriate allowance level consists of several key elements, as described below.

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans' quality.  For all loans not listed individually on the Asset Watch List, historical loss rates based on the last two years are the basis for developing expected charge-offs for each pool of loans.

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

Valuation of Securities
Securities are classified as held-to-maturity or available-for-sale on the date of purchase.  Only those securities classified as held-to-maturity are reported at amortized cost.  Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets.  The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments.  Realized securities gains or losses are reported within non interest income in the condensed consolidated statements of operations.  The cost of securities sold is based on the specific identification method.  Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the present value of expected future cash flows, and the creditworthiness of the issuer.  Based on the results of these considerations and because the Company does not intend to sell investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired.  When a decline in value is considered to be other-than-temporary, the cost basis of the security will be reduced and the credit portion of the loss is recorded within non interest income in the consolidated statements of operations.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2010 Compared to Quarter Ended March 31, 2009

General
The Company reported net income of $418,000 for the quarter ended March 31, 2010, compared to net income of $440,000 for the quarter ended March 31, 2009, a decrease of $22,000 or 5.0%.  Basic and diluted earnings per common share for the current quarter were $0.04 compared to $0.05 for the quarter ended March 31, 2009.

Net Interest Income
Net interest income before provision for loan losses increased $477,000 or 6.9% to $7.4 million for the quarter ended March 31, 2010, as compared to $6.9 million for the quarter ended March 31, 2009.  The net interest margin increased 13 basis points from 3.12% for the quarter ended March 31, 2009 to 3.25% for the quarter ended March 31, 2010.  The increase in the net interest margin was primarily due to the result of the Company’s balance sheet repositioning which was executed in December 2009 and January 2010.  The prepayment and restructuring of the FHLB advances aided in reducing the Company’s overall cost of interest bearing liabilities by 66 basis points in the first quarter of 2010 compared to the first quarter of 2009.

Provision for Loan Losses
The $2.1 million provision for loan losses remained relatively unchanged for the quarters ended March 31, 2010 and March 31, 2009.  Net charge offs were $613,000 for the current quarter compared to $1.8 million for the first quarter of 2009.  The $2.1 million provision for loan losses for the current quarter was primarily due a $1.5 million net increase in reserves on impaired loans, as well as $613,000 of current quarter charge offs.  The increase in reserves on impaired loans related to three commercial loans which are having cash flow concerns.  The allowance for loan losses increased $1.5 million during the first quarter related primarily to the increase in the reserves on impaired loans.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

 The change to the loan loss allowance for the three month periods ended March 31, 2010 and 2009 is as follows:

Quarter ended March 31: (in thousands)	2010	2009

Allowance beginning balance	$13,113	$8,589
Provision for loan losses	2,095	2,098
Charge-offs	(679)	(1,834)
Recoveries	66	74
Allowance ending balance	$14,595	$8,927

Allowance to Total Loans	1.97%	1.12%
Allowance to Nonperforming Loans	68%	38%

Net interest income after provision for loan losses was $5.3 million for the three month period ended March 31, 2010; an increase of $480,000 or 9.9%, compared to $4.8 million for the three month period ended March 31, 2009.

Interest Income
Total interest income for the three month period ended March 31, 2010, decreased $752,000 or 6.3% from $11.9 million for the quarter ending March 31, 2009 to $11.1 million for the quarter ending March 31, 2010.  The primary factors influencing the interest income reduction include the changing mix of interest earning assets and the increase in average non performing assets of $5.5 million for the quarter ended March 31, 2010 versus the quarter ended March 31, 2009.  The composition of interest earning assets for the first quarter of 2010, as compared to the first quarter of 2009, saw a decrease of $63.1 million in the average balance of the higher yielding loan portfolio and a increase of $86.7 million in the average balance of the securities portfolio.

Interest Expense
Total interest expense for the three month period ended March 31, 2010 decreased $1.2 million or 24.8% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 66 basis points, from the three month period ended March 2009 to the three month period ended March 2010.  The decrease in rates paid on interest bearing liabilities resulted from the changing mix of interest bearing liabilities.  Due to the restructuring transaction discussed previously the average of FHLB advances decreased $72.6 million in the current quarter as compared to the same quarter of the prior year.  Additionally, average balances of public funds and brokered deposits decreased $10.8 million and $4.9 million, respectively.  Increases in average balances of lower cost interest checking, money market accounts and certificates of deposits were $58.4 million, $47.2 million and $20.4 million, respectively.

Non Interest Income
Total non interest income decreased $880,000 or 28.9% to $2.2 million for the quarter.  Gain on sale of loans decreased $705,000 over the same period a year ago, as declining rates in 2009 resulted in increased refinance activity.  Additionally, net gain\(loss) on real estate owned decreased $341,000 due to a $400,000 write down taken on real estate owned property based on negotiations related to the sale of the property. This decrease was partially offset by a $76,000 gain on the sale of real estate owned property.  Trust and asset management fees increased $161,000 due to the hiring of an investment management consultant.

Non Interest Expenses
Non interest expenses decreased $125,000 or 1.7% to $7.1 million for the quarter.  Loan expenses decreased $247,000 or 54.4% due primarily to a $234,000 reduction in the expenses associated with problem loan workouts. The largest increase in other non interest expense was attributable to FDIC insurance expense.  This expense increased $207,000 or 69.0% over the same quarter of the prior year.  In the quarter ended March 2010, the assessment rate more than doubled compared to the rate in effect for the quarter ended March 2009.  Additionally, due to deposit growth, the amount of deposits the assessment was applied against increased $144.4 million.  Real estate owned expenses increased $125,000. This increase was due primary to increased balances of real estate owned property and the taxes associated with these properties.   Miscellaneous expenses decreased $176,000 or 20.6% due to minor decreases in various categories including communication expense which decreased $76,000.

Taxes
A tax credit of $52,000 was recorded for the first quarter ended March 2010 while tax expense of $201,000 was recorded for the first quarter ended March 2009.  In the quarter ended March 2010, the Company recorded pretax income of $366,000 million resulting in a tax credit of $52,000 after considering permanent tax differences.  In the quarter ended March 2009, the Company recorded pretax income of $641,000 resulting in tax expense of $201,000.  The tax calculation for the quarters ended March 31, 2010 and 2009 includes the benefit of approximately $345,000 and $330,000 of tax-exempt income, respectively.

Asset Quality
Nonperforming assets to total assets decreased to 3.23% at March 31, 2010 from 3.41% at December 31, 2009 as the sale of real estate owned reduced non performing assets $1.1 million.  Nonperforming loans to total gross loans decreased slightly to 2.90% at March 31, 2010 from 2.95% at December 31, 2009.    The allowance for loan losses increased to $14.6 million as of March 31, 2010 compared to $13.1 million at December 31, 2009.  The ratio of the allowance for loan losses to total loans was 1.97% at March 31, 2010 compared to 1.78% at December 31, 2009.   See further discussion in the Critical Accounting Policies.

The Company has 52.6% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of March 31, 2010. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	63,827	6.24%
Land Only	47,227	4.62%
Shopping Center	45,219	4.42%
Office Building	39,929	3.90%
Retail Business Store	37,915	3.71%
Manufacturing Business/Industrial	37,519	3.67%
Warehouse	32,328	3.16%
Land Development Business	26,719	2.61%
Motel	22,819	2.23%
Medical Building	21,878	2.14%
Apartment Building	19,335	1.89%
Life Insurance	15,370	1.50%
1-4 Family Investment	13,378	1.31%
Non-Margin Stock	12,679	1.24%
Land Development 1-4 Construction	12,347	1.21%
Athletic/Recreational/School	11,345	1.11%
Restaurant	10,385	1.01%

FINANCIAL CONDITION:
Total assets as of March 31, 2010, were $1.0 billion, which represented a slight increase of $13.5 million or 1.3% from December 31, 2009, total assets of $1.0 billion.  The most significant change in the balance sheet was the $48.9 million increase in securities available for sale that was funded by the $16.2 million growth in deposits and the $32.5 million decrease in cash and cash equivalents.  The increase in securities available for sale was the result of management’s decision to reduce the available amount of cash by investing in short term investments with higher yields to improve the net interest margin.  Retail deposits increased across all categories.  Demand accounts increased $399,000.  Interest bearing checking accounts increased $3.8 million.  Savings accounts increased $3.4 million.  Money market deposit accounts increased $5.5 million.  Certificates of deposit increased $3.1 million.
The Company continues to participate in the Temporary Liquidity Guarantee Program (“TLGP”) offered by the FDIC which provides $250,000 of deposit insurance per account owner for all types of accounts until January 1, 2014.  The Company’s also participates in the Transaction Account Guarantee Program (“TAG”) which allows noninterest bearing transaction accounts to receive unlimited insurance coverage until June 30, 2010, for increased FDIC insurance premiums of 15 basis points per $100 of insured deposits.  The FDIC is extending this insurance protection from June 30, 2010 until December 31, 2010 at a cost of 15 basis points per $100 of insured deposits, unless the Bank opts out on or before July 1, 2010.  Management does not intend to opt out.  Therefore this enhanced insurance protection will continue to be available to its customers.

Shareholders' equity increased $318,000 during the first three months of 2010.  Retained earnings increased $418,000 from net income and decreased $303,000 for dividend payments on common and preferred stock, and $25,000 for the amortization of the discount on preferred stock.  The Company reduced its quarterly dividends from $.12 to $.01 per share for the third quarter ending September 30, 2009.  Common stock increased $11,000 from recognition of compensation expense associated with vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $192,000 for the three months ended March 31, 2010.

At March 31, 2010, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$103,637	12.45%	$66,607	8.0%	$83,258	10.0%
Indiana Community Bancorp Consolidated	$108,510	13.02%	$66,662	8.0%	$83,327	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$93,178	11.19%	$33,303	4.0%	$49,955	6.0%
Indiana Community Bancorp Consolidated	$98,042	11.77%	$33,331	4.0%	$49,996	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$93,178	9.23%	$40,370	4.0%	$50,462	5.0%
Indiana Community Bancorp Consolidated	$98,042	9.71%	$40,400	4.0%	$50,500	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2010, the Bank had $52.7 million in such borrowings.  In addition at March 31, 2010, the Bank had commitments to purchase loans of $2.9 million, as well as commitments to fund loan originations of $21.1 million, unused home equity lines of credit of $38.3 million and unused commercial lines of credit of $52.6 million, as well as commitments to sell loans of $16.8 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the three months ended March 31, 2010 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2009.

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

(b)
Changes in internal controls over financial reporting.  There were no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended March 31, 2010.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2010	-	$00.00	-	156,612
February 2010	-	$00.00	-	156,612
March 2010	-	$00.00	-	156,612
First Quarter	-	$00.00	-	156,612

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

Item 4.  Removed and Reserved
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

Indiana Community Bancorp

Date:	May 3, 2010
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