Form 10-Q
period 2010-06-30
INDIANA COMMUNITY BANCORP
filed 2010-08-06
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2010.

Common Stock, no par value – 3,385,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2010	2009

Assets:	(unaudited)
Cash and due from banks	$12,845	$10,808
Interest bearing demand deposits	4,792	41,253
Cash and cash equivalents	17,637	52,061
Interest bearing time deposits	410	410
Securities available for sale at fair value (amortized cost $229,344 and $149,031)	230,998	149,633
Securities held to maturity at amortized cost (fair value $0 and $3,392)	-	3,674
Loans held for sale (fair value $3,392 and $6,213)	3,295	6,075
Portfolio loans:
Commercial and commercial mortgage loans	548,320	527,946
Residential mortgage loans	93,169	97,551
Second and home equity loans	96,361	97,071
Other consumer loans	13,379	15,312
Unearned income	(174)	(99)
Total portfolio loans	751,055	737,781
Allowance for loan losses	(14,339)	(13,113)
Portfolio loans, net	736,716	724,668
Premises and equipment	16,156	15,151
Accrued interest receivable	3,980	3,533
Other assets	51,676	55,118
TOTAL ASSETS	$1,060,868	$1,010,323

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$76,749	$80,938
Interest checking	195,921	170,226
Savings	45,896	42,520
Money market	223,080	207,089
Certificates of deposits	333,540	339,025
Retail deposits	875,186	839,798
Public fund certificates	508	507
Wholesale deposits	508	507
Total deposits	875,694	840,305

FHLB advances	64,917	55,000
Junior subordinated debt	15,464	15,464
Other liabilities	17,631	14,630
Total liabilities	973,706	925,399

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,105	21,054
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,385,079 and 3,358,079 shares	21,097	21,060
Retained earnings, restricted	44,309	42,862
Accumulated other comprehensive income/(loss), net	651	(52)

Total shareholders' equity	87,162	84,924
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,060,868	$1,010,323

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income:
Securities and interest bearing deposits	$1,448	$839	$2,539	$1,667
Commercial and commercial mortgage loans	7,432	7,586	14,788	15,168
Residential mortgage loans	1,156	1,609	2,371	3,407
Second and home equity loans	1,141	1,253	2,308	2,531
Other consumer loans	279	369	574	759
Total interest income	11,456	11,656	22,580	23,532

Interest Expense:
Checking and savings accounts	519	352	975	625
Money market accounts	450	615	941	1,089
Certificates of deposit	2,285	2,745	4,717	5,513
Total interest on retail deposits	3,254	3,712	6,633	7,227

Brokered deposits	-	51	-	107
Public funds	2	18	4	70
Total interest on wholesale deposits	2	69	4	177
Total interest on deposits	3,256	3,781	6,637	7,404

FHLB advances	262	1,088	525	2,276
Other borrowings	-	1	-	1
Junior subordinated debt	76	112	150	248
Total interest expense	3,594	4,982	7,312	9,929

Net interest income	7,862	6,674	15,268	13,603
Provision for loan losses	1,496	6,788	3,591	8,886
Net interest income (loss) after provision for loan losses	6,366	(114)	11,677	4,717

Non Interest Income:
Gain on sale of loans	429	674	786	1,736
Gain on securities	12	-	12	-
Other than temporary impairment losses	-	-	(55)	-
Service fees on deposit accounts	1,698	1,594	3,182	3,048
Loan servicing income, net of impairment	121	140	236	273
Net gain\(loss) on real estate owned	(23)	11	(361)	14
Trust and asset management fees	300	117	582	239
Increase in cash surrender value of life insurance	151	131	286	246
Miscellaneous	244	69	427	223
Total non interest income	2,932	2,736	5,095	5,779

Non Interest Expenses:
Compensation and employee benefits	3,310	3,454	7,059	7,132
Occupancy and equipment	960	962	1,914	1,994
Service bureau expense	490	513	968	992
FDIC premium	528	775	1,035	1,075
Marketing	205	191	389	407
Professional fees	211	232	386	401
Loan expenses	251	503	458	956
Real estate owned expenses	137	32	314	85
Miscellaneous	816	803	1,493	1,656
Total non interest expenses	6,908	7,465	14,016	14,698

Income (loss) before income taxes	2,390	(4,843)	2,756	(4,202)
Income tax provision (credit)	705	(2,001)	653	(1,800)
Net Income (loss)	$1,685	$(2,842)	$2,103	$(2,402)

Basic earnings (loss) per common share	$0.41	$(0.93)	$0.45	$(0.89)
Diluted earnings (loss) per common share	$0.41	$(0.93)	$0.45	$(0.89)

Basic weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,358,079
Dilutive weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,358,079
Dividends per common share	$0.010	$0.120	$0.020	$0.24

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				2,103		2,103
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $349					703	703
Total comprehensive income						2,806

Common stock compensation expense			16			16
Restricted stock compensation expense			21			21
Restricted stock non vested shares issued	27,000
Amortization of discount on preferred stock		51		(51)		-
Common stock cash dividends				(67)		(67)
Preferred stock cash dividends				(538)		(538)
Balance at June 30, 2010	3,385,079	$21,105	$21,097	$44,309	$651	$87,162

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net loss				(2,402)		(2,402)
Change in unrealized loss on securities available for sale, net of reclassification adjustment and tax effect of $277					538	538
Total comprehensive loss						(1,864)

Common stock compensation expense			45			45
Amortization of discount on preferred stock		43		(43)		-
Common stock cash dividends				(806)		(806)
Preferred stock cash dividends		`		(457)		(457)
Balance at June 30, 2009	3,358,079	$21,005	$21,030	$46,962	$(67)	$88,930

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended
(unaudited)	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$2,103	$(2,402)
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	2,129	813
Provision for loan losses	3,591	8,886
Stock based compensation expense	37	45
Benefit for deferred income taxes	(626)	(753)
Net gain from sale of loans	(786)	(1,736)
Gain on securities	(12)	-
Other than temporary impairment losses	55	-
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	361	38
Loan fees deferred (recognized), net	90	(21)
Proceeds from sale of loans held for sale	36,518	129,485
Origination of loans held for sale	(32,952)	(130,004)
(Increase) decrease in accrued interest and other assets	2,854	(2,263)
Increase (decrease) in other liabilities	(311)	2,681
Net Cash From Operating Activities	13,051	4,769

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	(16,396)	29,107
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	415	255
Securities available for sale	84,680	25,763
Sales of:
Securities available for sale	73,791	14,183
Real estate owned and other asset sales	1,128	1,093
Purchases of:
Loans	(404)	(11,250)
Securities held to maturity	(50)	(310)
Securities available for sale	(233,293)	(74,926)
Return of joint venture	-	671
Acquisition of property and equipment	(1,734)	(395)
Disposal of property and equipment	48	342
Net Cash Used In Investing Activities	(91,815)	(15,467)

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	35,389	60,491
Proceeds from advances from FHLB	67,012	-
Repayment of advances from FHLB	(55,000)	(19,573)
Prepayment penalty on modification of FHLB advances	(2,456)	-
Net repayments of overnight borrowings	-	(4,713)
Payment of dividends on preferred stock	(538)	(457)
Payment of dividends on common stock	(67)	(806)
Net Cash From Financing Activities	44,340	34,942

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,424)	24,244
Cash and cash equivalents, beginning of period	52,061	22,586
Cash and Cash Equivalents, End of Period	$17,637	$46,830

Supplemental Information:
Cash paid for interest	$7,390	$9,941
Cash paid for income taxes	$-	$900
Non cash items:
Assets acquired through foreclosure	$1,071	$740
Transfer to securities available for sale from held to maturity	$3,273	$-
Securities trades not settled	$3,312	$-

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2010, and for the three and six month periods ended June 30, 2010 and 2009, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,358,079

Diluted EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,358,079
Dilutive effect of stock options	-	-	-	-
Weighted average common and incremental shares	3,358,079	3,358,079	3,358,079	3,358,079

Anti-dilutive options	300,965	393,278	300,965	393,278

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net income (loss)	$1,685	$(2,842)	$2,103	$(2,402)
Less preferred stock dividend	272	272	540	540
Less amortization of preferred stock discount	25	24	50	43
Net income (loss) available to common shareholders	$1,388	$(3,138)	$1,513	$(2,985)

Basic Earnings (Loss) per Common Share	$0.41	$(0.93)	$0.45	$(0.89)
Diluted Earnings (Loss) per Common Share	$0.41	$(0.93)	$0.45	$(0.89)

Unearned restricted and nonvested shares have been excluded from the computation of average shares outstanding.

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the six month periods ended June 30, 2010 and 2009. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Six months ended June 30, 2010
Unrealized gains/(losses) from securities available for sale	$1,052	$(349)	$703	$1,654	$(557)	$1,097
Supplemental Retirement Plan Obligations	-	-	-	(738)	292	(446)
Total accumulated other Comprehensive income/(loss)	$1,052	$(349)	$703	$916	$(265)	$651

Six months ended June 30, 2009
Unrealized gains/(losses) from securities available for sale	$815	$(277)	$538	$955	$(327)	$628
Supplemental Retirement Plan Obligations	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$815	$(277)	$538	$(196)	$129	$(67)

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $276,000 and $104,000 for the six months ended June 30, 2010, and 2009, respectively.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2010 and 2009, respectively. The Company chose to freeze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the six months ended June 30, 2010 and 2009, is estimated as follows: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2010	2009	2010	2009

Service cost	$26	$26	$52	$52
Interest cost	54	57	108	114
Amortization of prior service cost	14	14	27	27
Amortization of actuarial losses	-	9	-	18

Net periodic benefit cost	$94	$106	$187	$211

The Bank previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to pay benefits of $264,000 in 2010.  As of June 30, 2010, the Bank has paid $127,000 in benefits and presently anticipates paying an additional $131,000 in fiscal 2010.

6. Goodwill and Other Intangible Assets
In accordance with generally accepted accounting principles, (“GAAP”), the Company evaluated goodwill for impairment as of September 30, 2009.  Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value.  The guidance requires a two step impairment test as of the measurement date to; 1.) identify potential goodwill impairment and 2.) measure the amount of the goodwill impairment loss to be recognized, if applicable.  Management analyzed the estimated fair value of the Company using three methodologies; the comparable transactions approach, the control premium approach and the discounted cash flow approach.  Management determined from this analysis that the aggregate fair value of the Company was less than the carrying value.  Based on this conclusion, management prepared a step two analysis calculating the fair value of the Company’s financial assets and liabilities.  An application of the fair value of the Company as calculated in step one, and the fair value of the Company’s financial assets and liabilities as calculated in step two, resulted in an estimated negative fair value of goodwill.  Since management determined the fair value of goodwill was negative and therefore lower than the carrying value, a full impairment charge of $1.4 million was recorded in the third quarter of 2009.

7. Repurchases of Company Common Stock
During the six months ended June 30, 2010, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of June 30, 2010, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At June 30, 2010 and December 31, 2009, these contingent obligations were approximately $17.8 million and $2.1 million, respectively.  Management believes it is remote that, as of June 30, 2010, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  Bond money market funds are included in Level 1.  If quoted market prices are not available, then fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt, agency and municipal bonds.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and consist of equity securities.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2010
Municipal bonds	$-	$55,837	$-	$55,837
Asset backed securities	-	57	-	57
Collateralized mortgage obligations issued by:
Agencies	-	111,015	-	111,015
Private label	-	49,193	-	49,193
Mortgage backed securities issued by agencies	-	11,939	-	11,939
Corporate debt	-	1,414	-	1,414
Bond money market funds	1,468	-	-	1,468
Equity securities	-	-	75	75
Securities available for sale	$1,468	$229,455	$75	$230,998

December 31, 2009
Agency bonds	$-	$2,524	$-	$2,524
Municipal bonds	-	40,168	-	40,168
Collateralized mortgage obligations issued by:
Agencies	-	53,952	-	53,952
Private label	-	1,499	-	1,499
Mortgage backed securities issued by agencies	-	10,982	-	10,982
Corporate debt	-	1,408	-	1,408
Bond money market funds	39,025	-	-	39,025
Equity securities	-	-	75	75
Securities available for sale	$39,025	$110,533	$75	$149,633

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2010 and 2009.  Activity in 2010 primarily relates to commercial paper which was classified as level 3. (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Level 3 Instruments Only	2010	2009	2010	2009
Beginning Balance	$27,775	$75	$75	$75
Purchases	40,284	-	88,978	-
Settlements	(67,984)	-	(88,978)	-
Ending Balance	$75	$75	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2010 and 2009.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2010
Impaired loans	-	-	19,336	19,336
Other real estate owned	-	-	6,562	6,562

December 31, 2009
Impaired loans			25,205	25,205
Other real estate owned	-	-	2,081	2,081

At June 30, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $21.9 million and had been written down to a fair value of $19.3 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2009, collateral dependent impaired loans which had an evaluation adjustment during 2009 had an aggregate cost of $27.3 million and had been written down to a fair value of $25.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At June 30, 2010, other real estate owned was reported at fair value less cost to sell of $6.6 million measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2009, other real estate owned was reported at fair value less cost to sell of $2.1 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	June 2010		December 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$17,637	$17,637	$52,061	$52,061
Interest bearing time deposits	410	410	410	410
Securities available for sale	230,998	230,998	149,633	149,633
Securities held to maturity	-	-	3,674	3,392
Loans held for sale	3,295	3,392	6,075	6,213
Loans, net	736,716	758,174	724,668	735,599
Accrued interest receivable	3,980	3,980	3,533	3,533
Federal Home Loan Bank stock	8,329	8,329	8,329	8,329

Liabilities:
Deposits	875,694	882,208	840,305	845,691
FHLB advances	64,917	67,373	55,000	55,022
Junior subordinated debt	15,464	2,777	15,464	4,154
Advance payments by borrowers for taxes and insurance	150	150	157	157
Accrued interest payable	98	98	176	176

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

The fair value estimates presented herein are based on information available to management at June 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Securities
Securities are summarized as follows: (in thousands)

	June 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held to Maturity:
Municipal bonds	$-	$-	$-	$-	$775	$1	$-	$776
Asset backed securities	-	-	-	-	98	-	(11)	87
Collateralized mortgage obligations issued by:
Agencies	-	-	-	-	561	19	(2)	578
Private label	-	-	-	-	1,373	31	(360)	1,044
Mortgage backed securities issued by agencies	-	-	-	-	867	40	-	907
Total Held to Maturity	$-	$-	$-	$-	$3,674	$91	$(373)	$3,392

Available for Sale:
Agency bonds	$-	$-	$-	$-	$2,504	$20	$-	$2,524
Municipal bonds	54,351	1,576	(90)	55,837	39,261	1,073	(166)	40,168
Asset backed securities	99	-	(42)	57	-	-	-	-
Collateralized mortgage obligations issued by:
Agencies	109,955	1,142	(82)	111,015	53,772	259	(79)	53,952
Private label	49,666	109	(582)	49,193	1,523	-	(24)	1,499
Mortgage backed securities issued by agencies	11,764	181	(6)	11,939	10,906	118	(42)	10,982
Corporate debt	1,966	-	(552)	1,414	1,965	-	(557)	1,408
Bond money market funds	1,468	-	-	1,468	39,025	-	-	39,025
Equity securities	75	-	-	75	75	-	-	75
Total Available for Sale	$229,344	$3,008	$(1,354)	$230,998	$149,031	$1,470	$(868)	$149,633

Certain securities, with amortized cost of $432,000 and fair value of $468,000 at June 30, 2010, and amortized cost of $591,000 and fair value of $627,000 at December 31, 2009 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $2.4 million and fair value of $2.5 million at June 30, 2010, and amortized cost of $4.7 million and fair value of $4.8 million at December 31, 2009 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

During the second quarter of 2010, securities classified as held to maturity with an amortized cost of $345,000 were transferred to available-for-sale securities and subsequently sold.  The proceeds received on these sales totaled $349,000 and gains of $4,000 were realized on these sales.  Management decided to transfer and sell these securities, as they believed that the investment strategy originally employed regarding these securities had changed.  In conjunction with the transfer and sale of these securities, the Company transferred the remaining held-to-maturity securities with an amortized cost of $2.9 million and a fair value of $2.7 million to available-for-sale securities.

The amortized cost and fair value of securities at June 30, 2010 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value

Municipal bonds:
Due in one year or less	$2,772	$2,799
Due after 1 year through 5 years	10,174	10,643
Due after 5 years through 10 years	34,492	35,355
Due after 10 years	6,913	7,040
Asset back securities	99	57
Collateralized mortgage obligations issued by:
Agencies	109,955	111,015
Private label	49,666	49,193
Mortgage backed securities issued by agencies	11,764	11,939
Corporate debt:
Due after 10 years	1,966	1,414
Bond money market funds	1,468	1,468
Equity securities	75	75
Total	$229,344	$230,998

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Proceeds from sales	$25,414	$2,477	$73,791	$14,183
Gross gains on securities	12	-	12	-
Other than temporary impairment losses	-	-	55	-
Tax expense/benefit on realized security gains/losses	5	-	(17)	-

For the quarter ended June 30, 2010, $55,000 of other than temporary impairment was recorded on held to maturity securities.  The entire unrealized loss was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

12. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

At June 30, 2010, the Company had two corporate bonds in the available for sale portfolio with a face amount of $2.0 million and an unrealized loss of $552,000.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

In reviewing the majority of available for sale securities at June 30, 2010, for other than temporary impairment, management considered the change in market value of the securities in the first two quarters of 2010, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Based on this criteria management concluded that no OTTI charge was required.

Additionally, the Company had 38 securities in the available for sale portfolio with an amortized cost of $949,000 and an unrealized loss of $260,000.  These securities consisted of small balances ranging from $1,000 to $177,000, with an average balance of $25,000.  Management believes the small illiquid nature of these securities has resulted in a depressed market value.  As of June 30, 2010, all required cash flows had been received on each of the 38 securities, an indication for receiving future expected cash flows.

Investments that have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 are summarized as follows: (dollars in thousands)

June 30, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$22	$(30)	$35	$(12)	$57	$(42)
Collateralized mortgage obligations issued by:
Agencies	8,768	(82)	-	-	8,768	(82)
Private label	28,357	(345)	2,569	(237)	30,926	(582)
Mortgage backed securities issued by agencies	1,604	(6)	-	-	1,604	(6)
Corporate debt	-	-	1,414	(552)	1,414	(552)
Municipal bonds	4,916	(66)	640	(24)	5,556	(90)
Total Temporarily Impaired Securities	$43,667	$(529)	$4,658	$(825)	$48,325	$(1,354)

December 31, 2009	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$63	$(6)	$24	$(5)	$87	$(11)
Collateralized mortgage obligations issued by:
Agencies	10,450	(80)	11	(1)	10,461	(81)
Private label	1,558	(31)	902	(353)	2,460	(384)
Mortgage backed securities issued by agencies	8,375	(42)	26	-	8,401	(42)
Corporate debt	-	-	1,408	(557)	1,408	(557)
Municipal bonds	10,188	(140)	638	(26)	10,826	(166)
Total Temporarily Impaired Securities	$30,634	$(299)	$3,009	$(942)	$33,643	$(1,241)

14. Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued.  As of that date, the Company did not have any subsequent events to report.

15. New Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures About Fair Value Measurements,” which added disclosure requirements about transfers in and out of Levels 1 and 2, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements.
Management has determined the adoption of these provisions of this ASU only affected the disclosure requirements for fair value measurements and as a result did not have a material effect on the Company’s financial position or results of operations.  See Note 10 to the Consolidated Financial Statements for the disclosures required by this ASU.  This ASU also requires that Level 3 activity about purchases, sales, issuances and settlements be presented on a gross basis rather than as a net number as currently permitted.  This provision of the ASU is effective for the Company’s reporting period ending March 31, 2011.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which added disclosure requirements about an entity’s allowance for loan losses and the credit quality of its financing receivables.      The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators.  ASU 2010-20 will be effective for the Company’s reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period.

Recent Legislation
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Doss-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small and regional bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the Company’s industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act is very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Doss-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2010 Compared to Quarter Ended June 30, 2009

General
The Company reported net income of $1.7 million for the quarter ended June 30, 2010, compared to net loss of $2.8 million for the quarter ended June 30, 2009, an increase of $4.5 million or 159.3%.  Basic and diluted earnings per common share for the current quarter were $0.41 compared to a loss of $0.93 for the quarter ended June 30, 2009.  The primary reason for the increase in net income in the second quarter of 2010 was the $5.3 million reduction in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses increased $1.2 million or 17.8% to $7.9 million for the quarter ended June 30, 2010, as compared to $6.7 million for the quarter ended June 30, 2009.  The net interest margin increased 40 basis points from 2.88% for the quarter ended June 30, 2009 to 3.28% for the quarter ended June 30, 2010.  The increase in the net interest margin was primarily due to the result of the Company’s balance sheet repositioning which was executed in December 2009 and January 2010.  The prepayment and restructuring of the FHLB advances aided in reducing the Company’s overall cost of interest bearing liabilities by 72 basis points in the second quarter of 2010 compared to the second quarter of 2009.

Provision for Loan Losses
The provision for loan losses decreased $5.3 million to $1.5 million for the second quarter of 2010, compared to $6.8 million for the second quarter of 2009.  Net charge offs were $1.8 million for the current quarter compared to $5.6 million for the second quarter of the prior year.  In the quarter ended June 30, 2010, $1.2 million of charge offs were related to two condominium loans that had established specific reserves from previous quarters.  The allowance for loan losses decreased $256,000 during the second quarter. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month periods ended June 30, 2010 and 2009 is as follows:

Quarter ended June 30: (in thousands)	2010	2009

Allowance beginning balance	$14,595	$8,927
Provision for loan losses	1,496	6,788
Charge-offs	(1,809)	(5,654)
Recoveries	57	59
Allowance ending balance	$14,339	$10,120

Allowance to Total Loans	1.91%	1.31%
Allowance to Nonperforming Loans	63%	36%

Net interest income after provision for loan losses was $6.4 million for the three month period ended June 30, 2010; an increase of $6.5 million, compared to a loss of $114,000 for the three month period ended June 30, 2009.

Interest Income
Total interest income for the three month period ended June 30, 2010, decreased $200,000 or 1.7% from $11.7 million for the quarter ending June 30, 2009 to $11.5 million for the quarter ending June 30, 2010.  The primary factor influencing the interest income reduction is the changing mix of interest earning assets.  The composition of interest earning assets for the second quarter of 2010, as compared to the second quarter of 2009, saw a decrease of $50.7 million in the average balance of the higher yielding loan portfolio and a increase of $83.0 million in the average balance of the securities portfolio.

Interest Expense
Total interest expense for the three month period ended June 30, 2010 decreased $1.4 million or 27.9% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 72 basis points, from the three month period ended June 2009 to the three month period ended June 2010.  The decrease in rates paid on interest bearing liabilities resulted from the changing mix of interest bearing liabilities.  Due to the restructuring transaction discussed previously the average of FHLB advances decreased $60.4 million in the current quarter as compared to the same quarter of the prior year.  Additionally, average balances of public funds and brokered deposits decreased $5.5 million and $4.5 million, respectively.  Increases in average balances of lower cost interest checking, money market accounts and certificates of deposits were $70.1 million, $37.1 million and $10.2 million, respectively.

Non Interest Income
Total non interest income increased $196,000 or 7.2% to $2.9 million for the quarter.  This increase was the net result of four primary factors; 1) a decrease in the gain on sale of loans of $245,000; 2) an increase of $183,000 in trust and asset management fees; 3) an increase of $175,000 in miscellaneous income and 4) an increase of $104,000 in service fees on deposit accounts.  The decrease in gain on sale of loans was the result of increased originations and subsequent sales in the secondary market of loans during the refinance boom of 2009.  In the three month periods ended June 30, 2010 and June 30, 2009, originations of loans held for sale were $19.6 million and $29.6 million, respectively.  Trust and asset management fees increased $183,000 or 156.4% for the three months ended June 30, 2010 compared to $117,000 for the three months ended June 30, 2009 due to the hiring of an investment management consultant in May of 2009.  The increase in miscellaneous income primary relates to the loss on sale of assets in the second quarter of 2009.  The increase in service fees on deposit accounts mirrors the growth in deposit accounts the Company experienced due to the market disruption that occurred in its primary market.

Non Interest Expenses
Non interest expenses decreased $557,000 or 7.5% to $6.9 million for the quarter.  This decrease was also the net result of four primary factors; 1) compensation and employee benefits decreased $144,000; 2) FDIC insurance expense decreased $247,000; 3) loan expenses decreased $252,000 and 4) REO expenses increased $105,000.  Compensation and employee benefits decreased due primarily to a decrease in bonus expense and mortgage commissions of $347,000 and $165,000, respectively.  These decreases in compensation and employee benefits were partially offset by increases in the employee retirement and benefit plans.  Employee retirement and benefit plans increased $114,000 due primarily to additional funding requirements for the Company’s retirement plan.  FDIC insurance expense decreased for the second quarter of 2010, as compared to the second quarter of 2009, due to the special assessment that was accrued in the second quarter of 2009.  Loan expenses decreased due to a reduction in expenses associated with problem loan workouts in the second quarter of 2010, as compared to the second quarter of 2009.  REO expenses increased due primarily to taxes and repairs and maintenance associated with the commercial real estate property currently owned by the Company.  The balance in commercial real estate owned property was $10.8 million and $2.5 million, as of June 30, 2010 and June 30, 2009, respectively.

Taxes
A tax expense of $705,000 was recorded for the second quarter ended June 2010 while a tax credit of $2.0 million was recorded for the second quarter ended June 2009.  In the quarter ended June 2010, the Company recorded pretax income of $2.4 million resulting in a tax expense of $705,000 after considering permanent tax differences.  In the quarter ended June 2009, the Company recorded pretax loss of $4.8 million resulting in tax credit of $2.0 million.  The tax calculation for the quarters ended June 30, 2010 and 2009 includes the benefit of approximately $354,000 and $347,000 of tax-exempt income, respectively.

RESULTS OF OPERATIONS:
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

General
The Company reported net income of $2.1 million for the six months ended June 30, 2010, compared to net loss of $2.4 million for the six months ended June 30, 2009, a increase of $4.5 million or 187.6%.  Basic and diluted earnings per common share for the six months ended June 31, 2010 were $0.45 compared to a loss of $0.89 for the six months ended June 30, 2009.

Net Interest Income
Net interest income before provision for loan losses increased $1.7 million or 12.2% to $15.3 million for the six months ended June 30, 2010, as compared to $13.6 million for the six months ended June 30, 2009.  The net interest margin increased 27 basis points from 3.00% for the six months ended June 30, 2009 to 3.27% for the six months ended June 30, 2010.  The increase in the net interest margin was primarily due to the result of the Company’s balance sheet repositioning which was executed in December 2009 and January 2010.  The prepayment and restructuring of the FHLB advances aided in reducing the Company’s overall cost of interest bearing liabilities by 59 basis points in the first six months of 2010 compared to the first six months of 2009.

Provision for Loan Losses
The $3.6 million provision for loan losses for the six months ended June 30, 2010 was a decrease of 5.3 million or 59.6% from $8.9 million for the six months ended June 30, 2009.  Net charge offs were $2.4 million for the six months ended June 30, 2010 compared to $7.4 million for the six months ended June 30, 2009.  The $3.6 million provision for loan losses in the six months ended June 30, 2010 resulted from management’s analysis which increased net reserves on impaired loans $1.1 million and charged off $2.4 million of loans in the current year.  The increase in reserves on impaired loans related to three commercial loans which are having cash flow concerns.  The allowance for loan losses increased $1.1 million during the first six months of 2010 related primarily to the increases in reserves on impaired loans.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the six month periods ended June 30, 2010 and 2009 is as follows:

Six months ended June 30: (in thousands)	2010	2009

Allowance beginning balance	$13,113	$8,589
Provision for loan losses	3,591	8,886
Charge-offs	(2,488)	(7,488)
Recoveries	123	133
Allowance ending balance	$14,339	$10,120

Allowance to Total Loans	1.91%	1.31%
Allowance to Nonperforming Loans	63%	36%

Net interest income after provision for loan losses was $11.7 million for the six month period ended June 30, 2010; an increase of $7.0 million or 147.6%, compared to $4.7 million for the six month period ended June 30, 2009.

Interest Income
Total interest income for the six month period ended June 30, 2010, decreased $952,000 or 4.1% from $23.5 million for the six month period ended June 30, 2009 to $22.6 million for the six month period ended June 30, 2010.  The primary factor influencing the interest income reduction is the changing mix of interest earning assets.  The composition of interest earning assets for the first six months of 2010, as compared to the first six months of 2009, saw a decrease of $57.4 million in the average balance of the higher yielding loan portfolio and a increase of $85.2 million in the average balance of the securities portfolio.

Interest Expense
Total interest expense for the six month period ended June 30, 2010 decreased $2.6 million or 26.4% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 59 basis points, from the six month period ended June 2009 to the six month period ended June 2010.  The decrease in rates paid on interest bearing liabilities primarily resulted from the restructuring transaction discussed previously with the average of FHLB advances decreasing $66.5 million for the six month period ended June 30, 2010, as compared to the same six month period of the prior year.  Additionally, average balances of public funds and brokered deposits decreased $8.2 million and $4.7 million, respectively.  Increases in average balances of lower cost interest checking, money market accounts and certificates of deposits were $64.3 million, $42.2 million and $15.3 million, respectively.

Non Interest Income
Total non interest income decreased $684,000 or 11.8% to $5.1 million for the six months.  The primary reason for the decrease in non interest income was the $950,000 decrease in gain on sales of loans.  The year to date results in 2009 were the result of increased refinance activity. In the six month periods ended June 30, 2010 and June 30, 2009, originations of loans held for sale were $33.0 million and $130.0 million, respectively.  Another factor adding to the decrease in non interest income was the $375,000 decrease in net gain (loss) on real estate owned.  This decrease was primarily due to a $400,000 write down, taken in the first quarter of 2010, on real estate owned property based on negotiations related to the sale of the property.  Factors offsetting the decrease in non interest income include the $343,000 gain in trust and asset management fees, as well as the $134,000 or 4.4% increase in service fees on deposit accounts.  As mentioned in the quarterly analysis, trust and asset management fees increased due to the hiring of an investment management consultant in May of 2009.  The increase in service fees on deposits also mirrors the quarterly analysis, as the increase in service fees on deposit accounts mirrors the growth in deposit accounts.

Non Interest Expenses
Non interest expenses decreased $682,000 or 4.6% to $14.0 million for the six months.  The primary reason for the decrease in non interest expenses were decreased loan expenses of $498,000 or 52.1% resulting from a reduction of $482,000 in the expenses associated with problem loan workouts.  While loan expenses decreased, REO expenses increased $229,000 due to an $8.2 million increase in the average balance of REO properties for the six month period ended June 30, 2010 compared to the six month period ended June 30, 2009.  Another factor affecting the decrease in non interest expenses was the $163,000 or 9.8% decrease in miscellaneous expense.  Miscellaneous expenses decreased for various reasons including the Company’s cost control efforts which resulted in a $92,000 decrease in communication expenses related to rebates negotiated with various carriers.

Taxes
A tax expense of $653,000 was recorded for the six months ended June 2010, while a tax credit of $1.8 million was recorded for the six months ended June 2009.  In the six months ended June 2010, the Company recorded pretax income of $2.8 million resulting in a tax expense of $653,000 after considering permanent tax differences.  In the six months ended June 2009, the Company recorded a pretax loss of $4.2 million resulting in a tax credit of $1.8 million.  The tax calculation for the six months ended June 30, 2010 and 2009 includes the benefit of approximately $698,000 and $677,000 of tax-exempt income, respectively.

Asset Quality
Nonperforming assets to total assets decreased to 3.26% at June 30, 2010 from 3.41% at December 31, 2009.  In addition, the Company received a signed letter of intent for the purchase of its largest other real estate owned property.  The Company does not anticipate recording a loss on the sale of this property.  Management expects the sale to close in the fourth quarter of 2010.  The Bank does not anticipate financing the transaction, although there can be no guarantee that the transaction will close on such terms.  Nonperforming loans to total gross loans increased slightly to 3.05% at June 30, 2010 from 2.95% at December 31, 2009.  Total non-performing loans increased $1.1 million year-to-date to $34.6 million at June 30, 2010.  The increase in nonperforming loans primarily relates to a $3.2 million restructured commercial loan that allows the borrower to pay a reduced principal payment, but requires all interest due on a monthly basis.  The allowance for loan losses increased to $14.3 million as of June 30, 2010 compared to $13.1 million at December 31, 2009.  The ratio of the allowance for loan losses to total loans was 1.91% at June 30, 2010 compared to 1.78% at December 31, 2009.  See further discussion in the Critical Accounting Policies.

The Company has 51.7% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of June 30, 2010. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	65,497	6.18%
Land Only	48,899	4.61%
Shopping Center	44,771	4.22%
Office Building	39,646	3.74%
Retail Business Store	38,121	3.60%
Manufacturing Business/Industrial	36,938	3.49%
Medical Building	31,912	3.01%
Warehouse	31,732	2.99%
Land Development Business	26,574	2.51%
Motel	22,560	2.13%
Apartment Building	18,720	1.77%
Life Insurance	15,607	1.47%
Other	13,293	1.25%
1-4 Family Investment	13,011	1.23%
Non-Margin Stock	12,678	1.20%
Athletic/Recreational/School	12,404	1.17%

FINANCIAL CONDITION:
Total assets as of June 30, 2010, were $1.1 billion, an increase of $50.5 million or 5.0% from December 31, 2009, total assets of $1.0 billion.  The most significant change in the balance sheet was the $81.4 million increase in securities available for sale that was primarily funded by the $35.4 million growth in deposits and the $34.4 million decrease in cash and cash equivalents.  The increase in securities available for sale was the result of management’s decision to reduce the available amount of cash by investing in short term investments with higher yields to improve the net interest margin.  Of the retail deposits, interest checking, savings, and money markets all increased.  Interest bearing checking accounts increased $25.7 million.  Savings accounts increased $3.4 million.  Money market deposit accounts increased $16.0 million.  Retail demand accounts and certificates of deposit decreased $4.2 million and $5.5 million, respectively.

Shareholders' equity increased $2.2 million during the first six months of 2010.  Retained earnings increased $2.1 million from net income and decreased $605,000 for dividend payments on common and preferred stock, and $51,000 for the amortization of the discount on preferred stock.  Beginning in the third quarter ending September 30, 2009 the Company reduced its quarterly dividends from $.12 to $.01 per share.  Common stock increased $37,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $703,000 for the six months ended June 30, 2010.

At June 30, 2010, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$106,210	12.44%	$68,304	8.0%	$85,380	10.0%
Indiana Community Bancorp Consolidated	$110,666	12.95%	$68,384	8.0%	$85,480	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$95,492	11.18%	$34,152	4.0%	$51,228	6.0%
Indiana Community Bancorp Consolidated	$99,936	11.69%	$34,192	4.0%	$51,288	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$95,492	9.11%	$41,943	4.0%	$52,428	5.0%
Indiana Community Bancorp Consolidated	$99,936	9.52%	$41,971	4.0%	$52,464	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2010, the Bank had $64.9 million in such borrowings.  In addition at June 30, 2010, the Bank had commitments to purchase loans of $3.1 million, as well as commitments to fund loan originations of $17.9 million, unused home equity lines of credit of $37.5 million and unused commercial lines of credit of $51.5 million, as well as commitments to sell loans of $13.1 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the six months ended June 30, 2010 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended June 30, 2010.
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2010	-	$00.00	-	156,612
May 2010	-	$00.00	-	156,612
June 2010	-	$00.00	-	156,612
Second Quarter	-	$00.00	-	156,612

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

Item 3. Defaults Upon Senior Securities
N/A

Item 4.  Removed and Reserved
N/A

Item 5.  Other information
N/A

Item 6.  Exhibits

10.1
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for John T Beatty (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2010)

10.2
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for Harold Force (incorporated by reference to Exhibit 10.2 to the Company’s form 8-K filed April 29, 2010)

10.3
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for David W. Laitinen (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 29, 2010)

10.4	Indiana Community Bancorp 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 29, 2010)

10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 29, 2010)

10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 29, 2010)

10.7
Form of Agreement for Restricted Stock Granted Under the Indiana Community Bancorp 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed April 29, 2010)

10.8
Form of Long-Term Restricted Stock Agreement Under the Indiana Community Bancorp 2010 Stock Option and Incentive Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2010)

31(1)  Certification required by 12 C.F.R.  240.13a-14(a)

31(2)  Certification required by 12 C.F.R.  240.13a-14(a)

32 - Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Indiana Community Bancorp

Date:	August 6, 2010
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location

10.1
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for John T Beatty (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2010)

10.2
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for Harold Force (incorporated by reference to Exhibit 10.2 to the Company’s form 8-K filed April 29, 2010)

10.3
Second Amendment to the Indiana Bank and Trust Company Director Deferred Fee Agreement dated April 27, 2010, for David W. Laitinen (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed April 29, 2010)

10.4	Indiana Community Bancorp 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed April 29, 2010)
10.5	Form of Nonqualified Stock Option Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed April 29, 2010)
10.6	Form of Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed April 29, 2010)
10.7
Form of Agreement for Restricted Stock Granted Under the Indiana Community Bancorp 2010 Stock Option and Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed April 29, 2010)

10.8
Form of Long-Term Restricted Stock Agreement Under the Indiana Community Bancorp 2010 Stock Option and Incentive Plan ((incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 29, 2010)

31(1)	Certification required by 12 C.F.R. 240.13a-14(a)	Attached
31(2)	Certification required by 12 C.F.R. 240.13a-14(a)	Attached
32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached