Form 10-Q
period 2010-09-30
INDIANA COMMUNITY BANCORP
filed 2010-11-02
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2010.

Common Stock, no par value – 3,385,079 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2010	2009

Assets:	(unaudited)
Cash and due from banks	$11,577	$10,808
Interest bearing demand deposits	1,771	41,253
Cash and cash equivalents	13,348	52,061
Interest bearing time deposits	150	410
Securities available for sale at fair value (amortized cost $243,165 and $149,031)	246,665	149,633
Securities held to maturity at amortized cost (fair value $0 and $3,392)	-	3,674
Loans held for sale (fair value $5,494 and $6,213)	5,356	6,075
Portfolio loans:
Commercial and commercial mortgage loans	551,997	527,946
Residential mortgage loans	92,503	97,551
Second and home equity loans	95,805	97,071
Other consumer loans	12,266	15,312
Unearned income	(202)	(99)
Total portfolio loans	752,369	737,781
Allowance for loan losses	(14,704)	(13,113)
Portfolio loans, net	737,665	724,668
Premises and equipment	16,498	15,151
Accrued interest receivable	4,003	3,533
Other assets	50,606	55,118
TOTAL ASSETS	$1,074,291	$1,010,323

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$84,482	$80,938
Interest checking	218,005	170,226
Savings	45,952	42,520
Money market	222,315	207,089
Certificates of deposits	326,175	339,025
Retail deposits	896,929	839,798
Public fund certificates	503	507
Wholesale deposits	503	507
Total deposits	897,432	840,305

FHLB advances	53,095	55,000
Junior subordinated debt	15,464	15,464
Other liabilities	18,145	14,630
Total liabilities	984,136	925,399

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,130	21,054
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,385,079 and 3,358,079 shares	21,164	21,060
Retained earnings, restricted	46,001	42,862
Accumulated other comprehensive income/(loss), net	1,860	(52)

Total shareholders' equity	90,155	84,924
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,074,291	$1,010,323

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income:
Securities and interest bearing deposits	$1,451	$1,233	$3,990	$2,900
Commercial and commercial mortgage loans	7,724	7,504	22,512	22,672
Residential mortgage loans	1,134	1,463	3,505	4,870
Second and home equity loans	1,142	1,225	3,450	3,756
Other consumer loans	263	358	837	1,117
Total interest income	11,714	11,783	34,294	35,315

Interest Expense:
Checking and savings accounts	480	481	1,455	1,106
Money market accounts	388	608	1,329	1,697
Certificates of deposit	2,103	2,677	6,820	8,190
Total interest on retail deposits	2,971	3,766	9,604	10,993

Brokered deposits	-	32	-	139
Public funds	2	4	6	74
Total interest on wholesale deposits	2	36	6	213
Total interest on deposits	2,973	3,802	9,610	11,206

FHLB advances	298	1,061	823	3,337
Other borrowings	-	-	-	1
Junior subordinated debt	85	87	235	335
Total interest expense	3,356	4,950	10,668	14,879

Net interest income	8,358	6,833	23,626	20,436
Provision for loan losses	1,638	3,899	5,229	12,785
Net interest income after provision for loan losses	6,720	2,934	18,397	7,651

Non Interest Income:
Gain on sale of loans	560	464	1,346	2,200
Gain on securities	485	-	497	-
Other than temporary impairment losses	(139)	(37)	(194)	(37)
Service fees on deposit accounts	1,638	1,674	4,820	4,722
Loan servicing income, net of impairment	126	122	362	395
Net loss on real estate owned	(215)	(468)	(576)	(454)
Trust and asset management fees	258	216	840	455
Increase in cash surrender value of life insurance	139	128	425	374
Miscellaneous	162	216	589	439
Total non interest income	3,014	2,315	8,109	8,094

Non Interest Expenses:
Compensation and employee benefits	3,728	3,509	10,787	10,641
Occupancy and equipment	958	924	2,872	2,918
Service bureau expense	493	465	1,461	1,457
FDIC premium	513	318	1,548	1,393
Marketing	172	178	561	585
Professional fees	185	173	571	574
Loan expenses	247	334	705	1,290
Real estate owned expenses	83	49	397	134
Goodwill impairment	-	1,394	-	1,394
Miscellaneous	847	657	2,340	2,313
Total non interest expenses	7,226	8,001	21,242	22,699

Income (loss) before income taxes	2,508	(2,752)	5,264	(6,954)
Income tax provision (credit)	489	(674)	1,142	(2,474)
Net Income (loss)	$2,019	$(2,078)	$4,122	$(4,480)

Basic earnings (loss) per common share	$0.51	$(0.71)	$0.96	$(1.60)
Diluted earnings (loss) per common share	$0.51	$(0.71)	$0.96	$(1.60)

Basic weighted average number of common shares	3,358,079	3,358,079	3,358,079	3,358,079
Dilutive weighted average number of common shares	3,358,543	3,358,079	3,358,235	3,358,079
Dividends per common share	$0.010	$0.010	$0.030	$0.25

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				4,122		4,122
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect of $986					1,912	1,912
Total comprehensive income						6,034

Common stock compensation expense			21			21
Restricted stock compensation expense			83			83
Restricted stock non vested shares issued	27,000
Amortization of discount on preferred stock		76		(76)		-
Common stock cash dividends				(101)		(101)
Preferred stock cash dividends				(806)		(806)
Balance at September 30, 2010	3,385,079	$21,130	$21,164	$46,001	$1,860	$90,155

	Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2008	3,358,079	$20,962	$20,985	$50,670	$(605)	$92,012

Comprehensive income:
Net loss				(4,480)		(4,480)
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect of $900					1,744	1,744
Total comprehensive loss						(2,736)

Common stock compensation expense			60			60
Amortization of discount on preferred stock		67		(67)		-
Common stock cash dividends				(839)		(839)
Preferred stock cash dividends				(726)		(726)
Balance at September 30, 2009	3,358,079	$21,029	$21,045	$44,558	$1,139	$87,771

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended
(unaudited)	September 30,
	2010	2009
Cash Flows From Operating Activities:
Net income (loss)	$4,122	$(4,480)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of discounts, amortization and depreciation	3,502	1,567
Goodwill impairment	-	1,394
Provision for loan losses	5,229	12,785
Stock based compensation expense	104	60
Benefit for deferred income taxes	(724)	(1,432)
Net gain from sale of loans	(1,346)	(2,200)
Gain on securities	(497)	-
Other than temporary impairment losses	194	37
(Income)/loss from joint ventures and net (gain)/loss from real estate owned	575	33
Loan fees deferred, net	118	36
Proceeds from sale of loans held for sale	59,169	162,374
Origination of loans held for sale	(57,104)	(160,441)
(Increase) decrease in accrued interest and other assets	3,072	(2,145)
Increase (decrease) in other liabilities	551	(1,866)
Net Cash From Operating Activities	16,965	5,722

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	(19,210)	42,770
Net change in interest bearing deposits	260	-
Proceeds from:
Maturities/Repayments of:
Securities held to maturity	415	761
Securities available for sale	100,497	36,150
Sales of:
Securities available for sale	125,417	31,666
Real estate owned and other asset sales	1,581	1,133
Purchases of:
Loans	(582)	(13,255)
Securities held to maturity	(50)	(620)
Securities available for sale	(315,375)	(148,570)
Return of joint venture	-	671
Acquisition of property and equipment	(2,509)	(654)
Disposal of property and equipment	114	366
Net Cash Used In Investing Activities	(109,442)	(49,582)

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	57,127	114,025
Proceeds from advances from FHLB	67,012	-
Repayment of advances from FHLB	(67,012)	(19,580)
Prepayment penalty on modification of FHLB advances	(2,456)	-
Net repayments of overnight borrowings	-	(4,713)
Payment of dividends on preferred stock	(806)	(726)
Payment of dividends on common stock	(101)	(839)
Net Cash From Financing Activities	53,764	88,167

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(38,713)	44,307
Cash and cash equivalents, beginning of period	52,061	22,586
Cash and Cash Equivalents, End of Period	$13,348	$66,893

Supplemental Information:
Cash paid for interest	$10,761	$14,891
Cash paid for income taxes	$1,200	$900
Non cash items:
Assets acquired through foreclosure	$1,448	$1,560
Transfer to securities available for sale from held to maturity	$3,273	$-
Securities trades not settled	$2,964	$-

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at September 30, 2010, and for the three and nine month periods ended September 30, 2010 and 2009, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not a primary beneficiary of the Trust.  The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,358,079

Diluted EPS:
Weighted average common shares	3,358,079	3,358,079	3,358,079	3,358,079
Dilutive effect of stock options	464	-	156	-
Weighted average common and incremental shares	3,358,543	3,358,079	3,358,235	3,358,079

Anti-dilutive options	300,965	393,278	300,965	393,278

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net income (loss)	$2,019	$(2,078)	$4,122	$(4,480)
Less preferred stock dividend	275	275	815	815
Less amortization of preferred stock discount	26	24	76	67
Net income (loss) available to common shareholders	$1,718	$(2,377)	$3,231	$(5,362)

Basic Earnings (Loss) per Common Share	$0.51	$(0.71)	$0.96	$(1.60)
Diluted Earnings (Loss) per Common Share	$0.51	$(0.71)	$0.96	$(1.60)

Unearned restricted and nonvested shares have been excluded from the computation of average shares outstanding.

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the nine month periods ended September 30, 2010 and 2009. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Nine months ended September 30, 2010
Unrealized gains/(losses) from securities available for sale	$2,898	$(986)	$1,912	$3,500	$(1,194)	$2,306
Supplemental Retirement Plan Obligations	-	-	-	(738)	292	(446)
Total accumulated other Comprehensive income/(loss)	$2,898	$(986)	$1,912	$2,762	$(902)	$1,860

Nine months ended September 30, 2009
Unrealized gains/(losses) from securities available for sale	$2,644	$(900)	$1,744	$2,783	$(949)	$1,834
Supplemental Retirement Plan Obligations	-	-	-	(1,151)	456	(695)
Total accumulated other Comprehensive income/(loss)	$2,644	$(900)	$1,744	$1,632	$(493)	$1,139

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $414,000 and $156,000 for the nine months ended September 30, 2010, and 2009, respectively.  No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2010 and 2009, respectively. The Company chose to freeze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the nine months ended September 30, 2010 and 2009, is estimated as follows: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2010	2009	2010	2009

Service cost	$26	$26	$78	$78
Interest cost	54	57	162	171
Amortization of prior service cost	13	13	40	40
Amortization of actuarial losses	-	9	-	27

Net periodic benefit cost	$93	$105	$280	$316

The Bank previously disclosed in its financial statements for the year ended December 31, 2009, that it expected to pay benefits of $264,000 in 2010.  As of September 30, 2010, the Bank has paid $192,000 in benefits and presently anticipates paying an additional $66,000 in fiscal 2010.

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

7. Repurchases of Company Common Stock
During the nine months ended September 30, 2010, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of September 30, 2010, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

9. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At September 30, 2010 and December 31, 2009, these contingent obligations were approximately $20.5 million and $2.1 million, respectively.  Management believes it is remote that, as of September 30, 2010, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2010
Municipal bonds	$-	$63,951	$-	$63,951
Asset backed securities	-	50	-	50
Collateralized mortgage obligations issued by:
Agencies	-	81,768	-	81,768
Private label	-	80,682	-	80,682
Mortgage backed securities issued by agencies	-	14,729	-	14,729
Corporate debt	-	1,460	-	1,460
Bond money market funds	3,950	-	-	3,950
Equity securities	-	-	75	75
Securities available for sale	$3,950	$242,640	$75	$246,665

December 31, 2009
Agency bonds	$-	$2,524	$-	$2,524
Municipal bonds	-	40,168	-	40,168
Collateralized mortgage obligations issued by:
Agencies	-	53,952	-	53,952
Private label	-	1,499	-	1,499
Mortgage backed securities issued by agencies	-	10,982	-	10,982
Corporate debt	-	1,408	-	1,408
Bond money market funds	39,025	-	-	39,025
Equity securities	-	-	75	75
Securities available for sale	$39,025	$110,533	$75	$149,633

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2010 and 2009.  Activity in 2010 primarily relates to commercial paper which was classified as level 3. (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Level 3 Instruments Only	2010	2009	2010	2009
Beginning Balance	$75	$75	$75	$75
Purchases	-	-	88,978	-
Settlements	-	-	(88,978)	-
Ending Balance	$75	$75	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months and nine months ended September 30, 2010 and 2009.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2010 and December 31, 2009.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2010
Impaired loans	-	-	22,287	22,287
Other real estate owned	-	-	7,053	7,053

December 31, 2009
Impaired loans			25,205	25,205
Other real estate owned	-	-	2,081	2,081

At September 30, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $24.5 million and had been written down to a fair value of $22.3 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2009, collateral dependent impaired loans which had an evaluation adjustment during 2009 had an aggregate cost of $27.3 million and had been written down to a fair value of $25.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At September 30, 2010, other real estate owned was reported at fair value less cost to sell of $7.1 million measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2009, other real estate owned was reported at fair value less cost to sell of $2.1 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	September 2010		December 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$13,348	$13,348	$52,061	$52,061
Interest bearing time deposits	150	150	410	410
Securities available for sale	246,665	246,665	149,633	149,633
Securities held to maturity	-	-	3,674	3,392
Loans held for sale	5,356	5,494	6,075	6,213
Loans, net	737,665	754,881	724,668	735,599
Accrued interest receivable	4,003	4,003	3,533	3,533
Federal Home Loan Bank stock	8,329	8,329	8,329	8,329

Liabilities:
Deposits	897,432	905,070	840,305	845,691
FHLB advances	53,095	55,033	55,000	55,022
Junior subordinated debt	15,464	2,504	15,464	4,154
Advance payments by borrowers for taxes and insurance	308	308	157	157
Accrued interest payable	84	84	176	176

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

Junior Subordinated Debt and Long Term Debt
Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.  Fair value of Junior Subordinated Debt is based on quoted market prices for similar liabilities when traded as an asset in an active market.

The fair value estimates presented herein are based on information available to management at September 30, 2010.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

11. Securities
Securities are summarized as follows: (in thousands)

	September 30, 2010				December 31, 2009
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Held to Maturity:
Municipal bonds	$-	$-	$-	$-	$775	$1	$-	$776
Asset backed securities	-	-	-	-	98	-	(11)	87
Collateralized mortgage obligations issued by:
Agencies	-	-	-	-	561	19	(2)	578
Private label	-	-	-	-	1,373	31	(360)	1,044
Mortgage backed securities issued by agencies	-	-	-	-	867	40	-	907
Total Held to Maturity	$-	$-	$-	$-	$3,674	$91	$(373)	$3,392

Available for Sale:
Agency bonds	$-	$-	$-	$-	$2,504	$20	$-	$2,524
Municipal bonds	60,950	3,138	(137)	63,951	39,261	1,073	(166)	40,168
Asset backed securities	99	-	(49)	50	-	-	-	-
Collateralized mortgage obligations issued by:
Agencies	80,566	1,202	-	81,768	53,772	259	(79)	53,952
Private label	80,976	303	(597)	80,682	1,523	-	(24)	1,499
Mortgage backed securities issued by agencies	14,582	162	(15)	14,729	10,906	118	(42)	10,982
Corporate debt	1,967	-	(507)	1,460	1,965	-	(557)	1,408
Bond money market funds	3,950	-	-	3,950	39,025	-	-	39,025
Equity securities	75	-	-	75	75	-	-	75
Total Available for Sale	$243,165	$4,805	$(1,305)	$246,665	$149,031	$1,470	$(868)	$149,633

Certain securities, with amortized cost of $429,000 and fair value of $462,000 at September 30, 2010, and amortized cost of $591,000 and fair value of $627,000 at December 31, 2009 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $1.8 million and fair value of $1.9 million at September 30, 2010, and amortized cost of $4.7 million and fair value of $4.8 million at December 31, 2009 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

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

The amortized cost and fair value of securities at September 30, 2010 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value

Municipal bonds:
Due in one year or less	$2,681	$2,717
Due after 1 year through 5 years	10,551	11,197
Due after 5 years through 10 years	36,552	38,609
Due after 10 years	11,166	11,428
Asset back securities	99	50
Collateralized mortgage obligations issued by:
Agencies	80,566	81,768
Private label	80,976	80,682
Mortgage backed securities issued by agencies	14,582	14,729
Corporate debt:
Due after 10 years	1,967	1,460
Bond money market funds	3,950	3,950
Equity securities	75	75
Total	$243,165	$246,665

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds from sales	$51,626	$17,483	$125,417	$31,666
Gross gains on securities	490	-	502	-
Gross losses on securities	5	-	5	-
Other than temporary impairment losses	139	37	194	37
Tax expense/(benefit) on realized security gains/losses	137	(15)	120	(15)

During 2010 and 2009 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

12. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

The Company had two corporate securities with a face amount of $2.0 million and an unrealized loss of $507,000 as of September 30, 2010, which is an improvement of $45,000 over the prior quarter.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

In reviewing the majority of available for sale securities at September 30, 2010, for other than temporary impairment, management considered the change in market value of the securities in the first three quarters of 2010, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Based on this criteria management concluded that no additional OTTI charge was required.

Additionally, the Company had 32 private label CMO securities in the available for sale portfolio which have been in an unrealized loss position for greater than 12 months.  These securities have an amortized cost of $2.5 million and an unrealized loss of $179,000.  All but one of these securities consisted of small balances ranging from $1,000 to $170,000, with an average balance of $22,000.  Management believes the small illiquid nature of these securities has resulted in a depressed market value.  As of September 30, 2010, all required cash flows had been received on each of the 32 securities, an indication for receiving future expected cash flows.  The remaining security has an amortized cost of $1.8 million with an unrealized loss of $2,000.

Investments that have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 are summarized as follows: (dollars in thousands)

September 30, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$17	$(35)	$33	$(14)	$50	$(49)
Collateralized mortgage obligations issued by:
Agencies	-	-	-	-	-	-
Private label	39,235	(418)	2,293	(179)	41,528	(597)
Mortgage backed securities issued by agencies	3,108	(15)	-	-	3,108	(15)
Corporate debt	-	-	1,460	(507)	1,460	(507)
Municipal bonds	4,195	(129)	392	(8)	4,587	(137)
Total Temporarily Impaired Securities	$46,555	$(597)	$4,178	$(708)	$50,733	$(1,305)

December 31, 2009	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$63	$(6)	$24	$(5)	$87	$(11)
Collateralized mortgage obligations issued by:
Agencies	10,450	(80)	11	(1)	10,461	(81)
Private label	1,558	(31)	902	(353)	2,460	(384)
Mortgage backed securities issued by agencies	8,375	(42)	26	-	8,401	(42)
Corporate debt	-	-	1,408	(557)	1,408	(557)
Municipal bonds	10,188	(140)	638	(26)	10,826	(166)
Total Temporarily Impaired Securities	$30,634	$(299)	$3,009	$(942)	$33,643	$(1,241)

13. Subsequent Events
Subsequent events have been evaluated through the date the financial statements were issued.  As of that date, the Company did not have any subsequent events to report.

14. New Accounting Pronouncements
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

Recent Legislation
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small and regional bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the Company’s industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act is very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

Part I, Item 2:  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Indiana Community Bancorp (the “Company”) is organized as a bank holding company and owns all the outstanding capital stock of Indiana Bank and Trust Company (the “Bank”).  The business of the Bank and, therefore, the Company, is to provide consumer and business banking services to certain markets in the south-central portions of the State of Indiana.  The Bank does business through 19 full service banking branches.

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

The allowance for loan losses is established through a provision for loan losses. Loan losses are charged against the allowance when management believes the loans are uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is maintained at a level management considers to be adequate to absorb estimated incurred loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans.  The allowance is based on ongoing assessments of the estimated incurred losses inherent in the loan portfolio.  The Company’s methodology for assessing the appropriate allowance level consists of several key elements, as described below.

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, historical loss rates based on the last two years are the basis for developing expected charge-offs for each pool of loans.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2010 Compared to Quarter Ended September 30, 2009

General
The Company reported net income of $2.0 million for the quarter ended September 30, 2010, compared to net loss of $2.1 million for the quarter ended September 30, 2009, an increase of $4.1 million or 197.2%.  Basic and diluted earnings per common share for the current quarter were $0.51 compared to a loss of $0.71 for the quarter ended September 30, 2009.  The primary reasons for the increase in net income in the third quarter of 2010 were the $1.5 million increase in net interest income, a $2.3 million reduction in the provision for loan losses and the $1.4 goodwill impairment charge recorded in the third quarter of 2009.

Net Interest Income
Net interest income before provision for loan losses increased $1.5 million or 22.3% to $8.4 million for the quarter ended September 30, 2010, as compared to $6.8 million for the quarter ended September 30, 2009.  The net interest margin increased 51 basis points from 2.85% for the quarter ended September 30, 2009 to 3.36% for the quarter ended September 30, 2010.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 74 basis points, than the rates earned on interest bearing assets which declined 20 basis points for the two comparative quarters.  The average quarterly balance of retail deposits increased $95.5 million, while the rates paid for retail deposits decreased approximately 61 basis points for the quarter ended September 2009.  Another factor contributing to the declining rates paid on interest bearing liabilities was the result of the Company’s balance sheet repositioning which was executed in December 2009 and January 2010.  The prepayment and restructuring of the FHLB advances resulted in an average decrease of $55.7 million in FHLB advances and an approximately 162 basis point decrease in the rates paid on FHLB advances.

Provision for Loan Losses
The provision for loan losses decreased $2.3 million to $1.6 million for the third quarter of 2010, compared to $3.9 million for the third quarter of 2009.  Net charge offs were $1.3 million for the current quarter compared to $1.8 million for the third quarter of the prior year.  In the quarter ended September 30, 2010, a $965,000 charge off was related to a commercial real estate loan collateralized by undeveloped subdivision land that continues to experience slow sales.

The allowance for loan losses increased $365,000 during the third quarter. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month periods ended September 30, 2010 and 2009 is as follows:

Quarter ended September 30: (in thousands)	2010	2009

Allowance beginning balance	$14,339	$10,120
Provision for loan losses	1,638	3,899
Charge-offs	(1,455)	(1,984)
Recoveries	182	135
Allowance ending balance	$14,704	$12,170

Allowance to Total Loans	1.95%	1.60%
Allowance to Nonperforming Loans	54%	41%

Net interest income after provision for loan losses was $6.7 million for the three month period ended September 30, 2010; an increase of $3.8 million, as compared to net interest income of $2.9 million for the three month period ended September 30, 2009.

Interest Income
Total interest income for the three month period ended September 30, 2010, decreased $69,000 or 0.6% from $11.8 million for the quarter ending September 30, 2009 to $11.7 million for the quarter ending September 30, 2010.  The primary factor influencing the interest income reduction is the changing mix of interest earning assets.  The composition of interest earning assets for the third quarter of 2010, as compared to the third quarter of 2009, saw a decrease of $13.8 million in the average balance of the higher yielding loan portfolio and a increase of $68.0 million in the average balance of the securities portfolio.

Interest Expense
Total interest expense for the three month period ended September 30, 2010 decreased $1.6 million or 32.2% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 74 basis points, from the three month period ended September 2009 compared to the three month period ended September 2010.  The decrease in rates paid on interest bearing liabilities resulted from the changing mix of interest bearing liabilities.  Due to the restructuring transaction discussed previously the average of FHLB advances decreased $55.7 million and the rate paid on advances decreased approximately 163 basis points in the current quarter as compared to the same quarter of the prior year.  Increases in average balances of lower cost interest checking and money market accounts were $68.7 million and $23.8 million, respectively.  The average rate paid on all retail deposits decreased approximately 61 basis points over the same comparative periods.

Non Interest Income
Total non interest income increased $699,000 or 30.2% to $3.0 million for the quarter.  This increase was the net result of four primary factors; 1) a $96,000 increase in the gain on sale of loans; 2) a $485,000 increase in the gain on sale of securities; 3) an increase of $102,000 in other than temporary impairment and 4) decreasing losses on real estate owned of $253,000. The increase in the gain on sale of loans resulted primarily from increased margins on the sale of loans in the secondary market.  The return on sale of loans for the third quarter of 2010 was 2.5% as compared to 1.5% for the third quarter of 2009.  The $485,000 increase in gain on sale of securities resulted from harvesting gains in the portfolio which were being repaid at par.  Management reinvested the proceeds in similar securities with an approximately 20 basis point increase in yield and a less than six month increase in weighted average life.  Management determined due to scheduled payments not being received, other than temporary losses were incurred of $139,000 on securities originally received in a 2008 redemption in kind transaction.  Losses on the real estate owned portfolio decreased $253,000, as the third quarter of 2009 included a net loss on real estate owned of $468,000 due to a write down of a subdivision owned by the Company.

Non Interest Expenses
Non interest expenses decreased $775,000 or 9.7% to $7.2 million for the quarter.  This decrease was primarily attributable to a goodwill impairment charge of $1.4 million recorded in the third quarter of 2009, coupled with certain increases in noninterest expenses described below.  Factors increasing non interest expense for the quarter include; 1) compensation and employee benefits increased $219,000 or 6.2%; 2) FDIC insurance expense increased $195,000 or 61.3% and 3) miscellaneous expenses increased $190,000 or 28.9%.  Compensation and employee benefits increased $86,000 due to increases in the employee retirement and benefit plan expenses.

Additionally, a change to the vacation plan effective in 2009 resulted in an $82,000 decline to the vacation accrual in the third quarter of 2009.  FDIC insurance expense increased for the third quarter of 2010, as compared to the third quarter of 2009, due to an increase in the assessment rate.  The increase in miscellaneous expenses included the $67,000 write down of a former bank branch that the Company is negotiating to sell.

Taxes
A tax expense of $489,000 was recorded for the third quarter ended September 2010 while a tax credit of $674,000 was recorded for the third quarter ended September 2009.  In the quarter ended September 2010, the Company recorded pretax income of $2.5 million resulting in a tax expense of $489,000 after considering permanent tax differences and one time TEFRA tax refunds received during the quarter.  In the quarter ended September 2009, the Company recorded pretax loss of $2.8 million resulting in tax credit of $674,000.

RESULTS OF OPERATIONS:
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

General
The Company reported net income of $4.1 million for the nine months ended September 30, 2010, compared to net loss of $4.5 million for the nine months ended September 30, 2009, a increase of $8.6 million.  Basic and diluted earnings (loss) per common share for the nine months ended September 31, 2010 were $0.96 compared to a loss of $1.60 for the nine months ended September 30, 2009.

Net Interest Income
Net interest income before provision for loan losses increased $3.2 million or 15.6% to $23.6 million for the nine months ended September 30, 2010, as compared to $20.4 million for the nine months ended September 30, 2009.  The net interest margin increased 35 basis points from 2.95% for the nine months ended September 30, 2009 to 3.30% for the nine months ended September 30, 2010.  The increase in the net interest margin was primarily due to the result of the Company’s balance sheet repositioning which was executed in December 2009 and January 2010.  The prepayment and restructuring of the FHLB advances aided in reducing the Company’s overall cost of interest bearing liabilities by 71 basis points in the first nine months of 2010 compared to the first nine months of 2009.

Provision for Loan Losses
The $5.2 million provision for loan losses for the nine months ended September 30, 2010 was a decrease of 7.6 million or 59.1% from $12.8 million for the nine months ended September 30, 2009.  Net charge offs were $3.6 million for the nine months ended September 30, 2010 compared to $9.2 million for the nine months ended September 30, 2009.  The $5.2 million provision for loan losses in the nine months ended September 30, 2010 resulted from management’s analysis which increased net reserves on portfolio loans $1.6 million and charged off $3.6 million of loans in the current year.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the nine month periods ended September 30, 2010 and 2009 is as follows:

Nine months ended September 30: (in thousands)	2010	2009

Allowance beginning balance	$13,113	$8,589
Provision for loan losses	5,229	12,785
Charge-offs	(3,943)	(9,472)
Recoveries	305	268
Allowance ending balance	$14,704	$12,170

Allowance to Total Loans	1.95%	1.60%
Allowance to Nonperforming Loans	54%	41%

Net interest income after provision for loan losses was $18.4 million for the nine month period ended September 30, 2010; an increase of $10.7 million, compared to $7.7 million for the nine month period ended September 30, 2009.

Interest Income
Total interest income for the nine month period ended September 30, 2010, decreased $1.0 million or 2.9% from $35.3 million for the nine month period ended September 30, 2009 to $34.3 million for the nine month period ended September 30, 2010.  The primary factor influencing the interest income reduction is the changing mix of interest earning assets.  The composition of interest earning assets for the first nine months of 2010, as compared to the first nine months of 2009, saw a decrease of $42.4 million in the average balance of the higher yielding loan portfolio and a increase of $94.3 million in the average balance of the securities portfolio.

Interest Expense
Total interest expense for the nine month period ended September 30, 2010 decreased $4.2 million or 28.3% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 71 basis points, from the nine month period ended September 2009 compared to the nine month period ended September 2010.  The decrease in rates paid on interest bearing liabilities primarily resulted from the restructuring transaction discussed previously with the average of FHLB advances decreasing $62.8 million for the nine month period ended September 30, 2010, as compared to the same nine month period of the prior year.  Increases in average balances of lower cost interest checking and money market accounts deposits were $65.8 million and $35.8 million, respectively.

Non Interest Income
Total non interest income remained relatively stable at $8.1 million for both the nine month periods ended September 30, 2010 and 2009.  While the overall total of non interest income did not change, the various categories within non interest income experienced significant changes.  The year to date results in 2009 were influencing by increased refinance activity.  The last three months of 2010 have experienced historically low rates resulting in another round of refinancing activity.  However, over the two comparative nine month periods the refinance activity of 2009 continues to outpace the refinance activity in 2010.   In the nine month periods ended September 30, 2010 and September 30, 2009, originations of loans held for sale were $57.1 million and $160.4 million, respectively.  Gain on sale of loans decreased $854,000 to $1.3 million for the nine months ended September 30, 2010.  Gain on sale of securities which is not a core activity of the Company, increased $497,000 as management chose to reap gains in the portfolio on investments that were repaying at par and reinvest those funds in higher yielding, slightly longer term securities.  Other than temporary impairment increased $157,000 over the prior year, as the securities received in a redemption in kind transaction value declined as scheduled payments were not received. Another area of non interest income that changed was the net loss on real estate owned which increased to $576,000 in the nine months ended 2010, a $122,000 increase over the nine months ended 2009.  This increase was primarily due to a $400,000 write down, taken in the first quarter of 2010, on real estate owned property based on negotiations related to the sale of the property.  Trust and asset management fees increased $385,000 to $840,000 due to an increase in assets under management that resulted from the hiring of an investment consultant during the second quarter of 2009.

Non Interest Expenses
Non interest expenses decreased $1.5 million or 6.4% to $21.2 million for the nine months.  This decrease was the result of a goodwill impairment charge of $1.4 million recorded in the third quarter of 2009.  Another decrease in non interest expenses were decreased loan expenses of $705,000 resulting from a $585,000 or 45.4% reduction in the expenses associated with problem loan workouts.  While loan expenses decreased, REO expenses increased $263,000 due to an $8.3 million increase in the average balance of REO properties for the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2009.

Taxes
A tax expense of $1.1 million was recorded for the nine months ended September 2010, while a tax credit of $2.5 million was recorded for the nine months ended September 2009.  In the nine months ended September 2010, the Company recorded pretax income of $5.3 million resulting in a tax expense of $1.1 million after considering permanent tax differences and one time refunds.  In the nine months ended September 2009, the Company recorded a pretax loss of $7.0 million resulting in a tax credit of $2.5 million.

Asset Quality
Nonperforming assets to total assets increased to 3.61% at September 30, 2010 from 3.41% at December 31, 2009.  In addition, the Company received a signed letter of intent for the purchase of its largest other real estate owned property.  The Company does not anticipate recording a loss on the sale of this property.  Management expects the sale to close in the first quarter of 2011.  The Bank does not anticipate financing the transaction, although there can be no guarantee that the transaction will close on such terms.  Nonperforming loans to total gross loans increased to 3.67% at September 30, 2010 from 2.95% at December 31, 2009.  Total non-performing loans increased $5.8 million year-to-date to $27.6 million at September 30, 2010.  The increase in nonperforming loans primarily relates to two restructured commercial loans.  One is a $3.1 million restructured commercial loan that allows the borrower to pay a reduced principal payment, but requires all interest due on a monthly basis. Additionally a $4.7 million loan collateralized by four retail centers was restructured to address the borrowers’ cash flow issues with one of the retail centers.  The new agreement allows the borrower to pay interest only for 12 months, at which time the Company expects the loan to return to an amortizing basis.  The allowance for loan losses increased to $14.7 million as of September 30, 2010 compared to $13.1 million at December 31, 2009.  The ratio of the allowance for loan losses to total loans was 1.95% at September 30, 2010 compared to 1.78% at December 31, 2009.  See further discussion in the Critical Accounting Policies.

The Company has 51.4% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of September 30, 2010. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	66,143	6.16%
Land Only	50,317	4.69%
Shopping Center	44,813	4.18%
Office Building	41,357	3.85%
Manufacturing Business/Industrial	39,053	3.64%
Retail Business Store	36,406	3.39%
Medical Building	33,314	3.10%
Warehouse	32,584	3.04%
Land Development Business	25,707	2.40%
Motel	22,314	2.08%
Apartment Building	20,165	1.88%
Athletic/Recreational/School	17,410	1.62%
Life Insurance	15,900	1.48%
Non-Margin Stock	12,677	1.18%
1-4 Family Investment	12,527	1.17%

FINANCIAL CONDITION:
Total assets as of September 30, 2010, were $1.1 billion, an increase of $64.0 million or 6.3% from December 31, 2009, total assets of $1.0 billion.  The most significant change in the balance sheet was the $97.0 million increase in securities available for sale that was primarily funded by the $57.1 million growth in deposits and the $38.7 million decrease in cash and cash equivalents.  The increase in securities available for sale was the result of management’s decision to reduce the available amount of cash by investing in short term investments with higher yields to improve the net interest margin.  Of the retail deposits, demand accounts, interest checking, savings, and money markets all increased.  Demand accounts increased $3.5 million.  Interest bearing checking accounts increased $47.8 million.  Savings accounts increased $3.4 million.  Money market deposit accounts increased $15.2 million.  Certificates of deposit decreased $12.9 million.

Shareholders' equity increased $5.2 million during the first nine months of 2010.  Retained earnings increased $4.1 million from net income and decreased $907,000 for dividend payments on common and preferred stock, and $76,000 for the amortization of the discount on preferred stock.  Beginning in the third quarter ending September 30, 2009 the Company reduced its quarterly dividends from $.12 to $.01 per share.  Common stock increased $104,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $1.9 million for the nine months ended September 30, 2010.

At September 30, 2010, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$109,222	12.68%	$68,900	8.0%	$86,125	10.0%
Indiana Community Bancorp Consolidated	$113,244	13.13%	$68,979	8.0%	$86,223	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$98,408	11.43%	$34,450	4.0%	$51,675	6.0%
Indiana Community Bancorp Consolidated	$102,418	11.88%	$34,489	4.0%	$51,734	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$98,408	9.20%	$42,798	4.0%	$53,498	5.0%
Indiana Community Bancorp Consolidated	$102,418	9.56%	$42,834	4.0%	$53,542	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At September 30, 2010, the Bank had $53.1 million in such borrowings.  In addition at September 30, 2010, the Bank had commitments to purchase loans of $3.2 million, as well as commitments to fund loan originations of $35.2 million, unused home equity lines of credit of $38.4 million and unused commercial lines of credit of $57.4 million, as well as commitments to sell loans of $31.0 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the nine months ended September 30, 2010 are not materially different from the results presented on page 12 of the Company’s annual report for the twelve month period ended December 31, 2009.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended September 30, 2010.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2010	-	$00.00	-	156,612
August 2010	-	$00.00	-	156,612
September 2010	-	$00.00	-	156,612
Third Quarter	-	$00.00	-	156,612

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

Indiana Community Bancorp

Date:	November 2, 2010
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