Form 10-KT
period 2010-12-31
INDIANA COMMUNITY BANCORP
filed 2011-03-11
CIK 867493

                                                        SECURITIES & EXCHANGE COMMISSION
                                                                        WASHINGTON, D.C. 20549

                                                                                    FORM 10-K

      (Mark One)

        X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2010

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
                   Common Stock, without par value                   The NASDAQ Stock Market LLC

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [  ]     Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [  ]                      NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2010, was $35.5 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 7, 2011 was 3,385,079 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 2010 are incorporated into Part II.  Portions of the
Proxy Statement for the annual meeting of shareholders to be held on April 26, 2011, are incorporated into Part I and Part III.

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

Management analyzes the operation of Indiana Community Bancorp assuming one operating segment, community banking services.  The Bank directly, and through its subsidiaries indirectly, offers a wide range of consumer and commercial community banking services.  These services include: (i) residential real estate loans; (ii) commercial and commercial real estate loans; (iii) checking accounts; (iv) regular and term savings accounts and savings certificates; (v) consumer loans; (vi) debit cards; (vii) credit cards; (viii) Individual Retirement Accounts and Keogh plans; (ix) trust services; and (x) commercial demand deposit accounts.

The Bank’s primary source of revenue is interest from lending activities.  Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships.  These loans constituted 65.5% of the Bank’s loans at December 31, 2010.  The Bank also originates one-to-four family residential loans, the majority of which are sold servicing released.  At December 31, 2010 one-to-four family residential loans were 11.5% of the Bank’s lending portfolio.  In addition, the Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans.  At December 31, 2010, approximately 13.9% of its loans were consumer-related loans.  The Bank also makes construction loans, which constituted 7.2% of the Bank's loans at December 31, 2010.

Loan Portfolio Data

   The following two tables set forth the composition of the Bank’s loan portfolio by loan type and security type as of the dates indicated.  The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2010		Dec 31, 2009		Dec 31, 2008		Dec 31, 2007		Dec 31, 2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN
First mortgage loans:					(Dollars in Thousands)
One-to-four family residential loans	$86,129	11.5%	$89,611	12.2%	$105,440	13.1%	$124,088	16.6%	$150,639	22.0%
Loans on property under construction	53,801	7.2%	67,382	9.1%	96,672	12.1%	92,982	12.4%	58,013	8.5%
Loans on unimproved acreage	14,099	1.9%	1,965	0.3%	1,753	0.2%	2,342	0.3%	1,496	0.2%
Second mortgage, home equity	92,557	12.4%	97,071	13.1%	104,084	13.0%	103,560	13.8%	102,713	15.1%
Commercial, commercial mortgage, and multi-family loans	489,453	65.5%	466,539	63.2%	472,495	59.0%	399,694	53.3%	335,069	49.1%
Consumer loans	2,551	0.3%	3,490	0.5%	4,229	0.5%	4,011	0.5%	3,949	0.6%
Auto loans	7,384	1.0%	9,730	1.3%	14,223	1.8%	20,609	2.7%	26,356	3.9%
Mobile home loans	269	0.0%	423	0.1%	784	0.1%	1,258	0.2%	1,806	0.3%
Savings accounts loans	1,410	0.2%	1,669	0.2%	1,296	0.2%	1,467	0.2%	2,372	0.3%
Gross loans receivable	$747,653	100.0%	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%

Type of Security
Residential:
One-to-four family	$184,735	24.7%	$193,857	26.2%	$223,471	27.9%	$245,015	32.7%	$267,623	39.2%
Multi-dwelling units	22,726	3.1%	18,893	2.6%	19,954	2.5%	19,597	2.6%	18,621	2.7%
Commercial and commercial real estate	514,479	68.8%	507,853	68.8%	535,266	66.8%	455,712	60.8%	360,190	52.8%
Mobile home	269	0.0%	423	0.1%	784	0.1%	1,258	0.2%	1,806	0.3%
Savings account	1,410	0.2%	1,669	0.2%	1,296	0.2%	1,467	0.2%	2,372	0.3%
Auto	7,384	1.0%	9,730	1.3%	14,223	1.8%	20,609	2.7%	26,356	3.9%
Other consumer	2,551	0.3%	3,490	0.5%	4,229	0.5%	4,011	0.5%	3,949	0.6%
Land acquisition	14,099	1.9%	1,965	0.3%	1,753	0.2%	2,342	0.3%	1,496	0.2%
Gross loans receivable	$747,653	100.0%	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%	$682,413	100.0%

Loans Receivable-Net
Gross loans receivable	$747,653	102.0%	$737,880	101.8%	$800,976	101.1%	$750,011	101.0%	$682,413	101.0%
Deduct:
Unearned income	(252)	0.0%	(99)	0.0%	(241)	0.0%	(165)	0.0%	(153)	0.0%
Allowance for loan losses	(14,606)	-2.0%	(13,113)	-1.8%	(8,589)	-1.1%	(6,972)	-1.0%	(6,598)	-1.0%
Net loans receivable	$732,795	100.0%	$724,668	100.0%	$792,146	100.0%	$742,874	100.0%	$675,662	100.0%

The following tables summarize the contractual maturities for the Bank’s loan portfolio (including participations) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2014	2016	2021	2026
	At Dec 31,				To	to	to	and
	2010	2011	2012	2013	2015	2020	2025	thereafter
Real estate	$465,713	$76,639	$38,407	$35,064	$87,354	$134,592	$23,266	$70,391
Construction loans	53,801	34,930	927	7,000	-	5,322	-	5,622
Commercial loans	123,968	76,716	8,243	7,159	17,554	14,296	-	-
Consumer loans	104,171	3,123	2,200	4,115	11,430	12,896	16,115	54,292
Total	$747,653	$191,408	$49,777	$53,338	$116,338	$167,106	$39,381	$130,305

Interest Rate Sensitivity:

	Due After December 31, 2011
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$93,382	$295,692
Construction loans	392	18,479
Commercial loans	21,870	25,382
Consumer loans	39,435	61,613
Total	$155,079	$401,166

Residential Mortgage Loans

The Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments.  Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index.  The Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.  The residential mortgage loans included in the Bank’s portfolio are primarily conventional loans.  As of December 31, 2010, $92.8 million, or 12.4%, of the Bank's total loan portfolio consisted of residential first mortgage loans, $86.1 million, or 11.5%, of which were secured by one-to-four family homes.

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

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors.  The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital.  Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital.  As of December 31, 2010, the Bank was in compliance with the above limits.

Commercial and Commercial Mortgage Loans

At December 31, 2010, 57.1% of the Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate.  Commercial construction and development loans were 6.4% of the total loan portfolio.  These properties consisted primarily of condominiums, multi-family housing, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 10 years, and generally require an 80% loan-to-value ratio. Commitments for these loans in excess of $5.0 million must be approved in advance by the Bank’s Board of Directors.  The largest such loan as of December 31, 2010 had a balance of $10.3 million.  At that date, virtually all of the Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

Collateral for the Bank's commercial loans includes accounts receivable, inventory, equipment, real estate, other fixed assets, and securities.  Terms of these loans are normally for up to five years and have adjustable rates tied to the reported prime rate and treasury indexes.  As of December 31, 2010, $124.0 million, or 16.6%, of the Bank's total loan portfolio consisted of commercial loans.

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

Construction Loans

The Bank offers conventional short-term construction loans.  At December 31, 2010, 7.2% of the Bank's total loan portfolio consisted of construction loans.  Normally, a 95% or less loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property.  Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.  Construction normally must be completed in six to nine months for residential loans.  The largest such loan on December 31, 2010 was $8.1 million.

Consumer Loans

Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $104.2 million on December 31, 2010 or approximately 13.9% of the Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable-rate line of credit loans.  The Bank's minimum for such loans is $5,000. The Bank will loan up to 90% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s).  As of December 31, 2010, the Bank had $31.1 million of second mortgage loans, which equaled 4.2% of its total loan portfolio.  The Bank markets home equity credit lines, which are adjustable-rate loans.  As of December 31, 2010, the Bank had $61.5 million drawn on its home equity credit lines, or 8.2% of its total loan portfolio, with $38.9 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years.  The vehicles are required to be for personal or family use only.  As of December 31, 2010, $7.4 million, or 1.0%, of the Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2010, $269,000 of the Bank's total loan portfolio consisted of mobile home loans.  The Bank discontinued the origination of mobile home loans during the year 2008.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to the Bank's highest seven-year certificate of deposit rate, whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of December 31, 2010, $1.4 million, or 0.2%, of the Bank's total loan portfolio consisted of savings account loans.

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

In order to generate loan fee income and recycle funds for additional lending activities, the Bank seeks to sell loans in the secondary market.  Loan sales can enable the Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. The Bank sold $90.0 million of loans in the fiscal year ended December 31, 2010.  The Bank's current lending policy is to sell all conforming residential mortgage loans.  Typically the Bank retains loans that are non salable, non owner occupied, or in construction in its portfolio.  The Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise.  Such purchases can enable the Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses.  Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased.  At December 31, 2010, others serviced approximately 1.6%, or $12.0 million, of the Bank's gross loan portfolio.

The following table shows loan activity for the Bank during the periods indicated:

	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
	(Dollars in Thousands)
Gross loans receivable at beginning of period	$737,880	$800,976	$750,011
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	12,215	19,386	32,798
Commercial	15,566	11,897	54,610
Permanent loans:
Residential	32,825	39,617	37,762
Commercial	52,389	38,207	74,044
Refinancing	65,552	128,326	36,030
Other	7,280	924	1,866
Total	185,827	238,357	237,110

Commercial	153,663	84,649	129,650
Consumer	8,911	10,374	13,001
Total loans originated	348,401	333,380	379,761

Loans purchased:
Residential	-	-	-
Other	748	16,113	7,195
Total loans originated and purchased	349,149	349,493	386,956

Real estate loans sold	90,039	185,909	130,589
Loan repayments and other deductions	249,337	226,680	205,402
Total loans sold, loan repayments and other deductions	339,376	412,589	335,991

Net loan activity	9,773	(63,096)	50,965
Gross loans receivable at end of period	747,653	737,880	800,976
Unearned Income and Allowance for Loan Losses	(14,858)	(13,212)	(8,830)

Net loans receivable at end of period	$732,795	$724,668	$792,146

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral).  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2010 under the 15% of capital limitation was $16.6 million.  At that date, the highest outstanding balance of loans by the Bank to one borrower and related entities was approximately $14.0 million, an amount within such loans-to-one borrower limitations.

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

On December 31, 2010, the Bank held $4.4 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means.  Such assets are classified as "real estate owned" until sold.  When property is so acquired, it is recorded at fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned.  Interest accrual ceases on the date of acquisition.  All costs incurred from the acquisition date in maintaining the property are expensed.  Significant improvements made in the property that will have a documented positive effect in value may be capitalized.

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

	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007	Dec 31, 2006
Non-performing Assets:
Loans:
Non-accrual	$20,278	$19,889	$22,534	$10,516	$2,852
Past due 90 days or more and still accruing	92	1,410	518	64	459
Restructured loans	9,684	499	1,282	874	440
Total non-performing loans	30,054	21,798	24,334	11,454	3,751
Real estate owned, net (1)	4,379	12,603	3,335	286	416
Other repossessed assets, net	10	24	44	25	20
Total non-performing assets (2)	$34,443	$34,425	$27,713	$11,765	$4,187

Total non-performing assets to total assets	3.30%	3.41%	2.86%	1.29%	0.46%

Non-performing loans with uncollected interest	$20,278	$20,388	$23,494	$10,986	$2,935

(1)	Refers to real estate acquired by the Bank through foreclosure or voluntary deed foreclosure, net of reserve.

(2)
At December 31, 2010, 4.4% of the Bank’s non-performing assets consisted of residential mortgage loans, 2.0% consisted of home equities/second mortgages, 42.1% consisted of commercial real estate loans, 10.3% consisted of commercial loans,
0.3% consisted of consumer-related loans, 28.1% consisted of restructured loans, 2.4% consisted of residential real estate owned, and 10.4% consisted of commercial real estate owned.

      For the year ended December 31, 2010, the income that would have been recorded under original terms on the above non-accrual and restructured loans was $1.7 million compared to actual income recorded of $319,000.  At December 31, 2010, the Bank had approximately $5.1 million in loans that were 30-89 days past due.  Total non-performing assets remained unchanged from 2009 levels of $34.4 million at December 31, 2010.  However, the mix of non performing assets experienced two major category changes.  Total non performing loans increased $8.3 million to $30.1 million at December 31, 2010.  The increase in non performing loans was offset by a decrease in real estate owned of $8.2 million to $4.4 million at December 31, 2010.  As a result of the increase in the allowance for loan losses combined with the increase in non performing loans, the coverage ratio (allowance for loan losses to non performing loans) decreased to 48.6% at December 31, 2010 from 60.2% at December 31, 2009.  The mix of non performing loans affected the coverage ratio, as troubled debt restructured ("TDR") loans increased significantly; however TDR loans are currently performing as restructed.  Total non performing loans include $18.1 million in commercial and commercial mortgage loans excluding performing TDR loans.  Non performing commercial and commercial mortgage loans at December 31, 2010 include ten relationships that comprise $15.6 million, or 86.5%, of the total non performing commercial and commercial mortgage loans.  These ten relationships are as follows:  seven relationships totaling $11.0 million relate to residential land/condominium development; two relationships totaling $2.4 million relate to commercial development, and one relationship totaling $2.1 million relates to a commercial company and its principal owner.  At December 31, 2010, a specific reserve of $1.8 million was included in the allowance for loan losses related to these ten relationships.  In addition, non-performing residential mortgages decreased $1.7 million.   Loans classified as troubled debt restructured increased $9.2 million.  This increase was due to primarily to two commercial relationships that totaled $7.8 million or 80.1% of TDR loans.  One $3.0 million relationship was restructured to reduce the required payment by extending the amortization.  A $4.7 million commercial relationship was restructured to an interest only payment.  Both borrowers were current with their restructured terms as of December 31, 2010.  Other real estate owned at December 31, 2010 included four properties/projects that total $3.4 million, or 77.0%, of the total balance outstanding.  These four properties/projects all relate to residential land or condominium developments.

Securities

The Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds.  At December 31, 2010, December 31, 2009 and December 31, 2008, the Bank had approximately $226.5 million, $153.3 million and $95.6 million in investments, respectively.

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

Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc.  Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc.  Home Investments, Inc’s investment policy mirrors that of the Bank.  At December 31, 2010, of the $226.5 million in consolidated investments owned by the Bank, $154.7 million was held by Home Investments, Inc.

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

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations.  Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits.  Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC.  Under these standards, the Bank would be deemed a well-capitalized institution.  At December 31, 2010, the Bank had no brokered deposits.

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

The following table sets forth, by nominal interest rate categories, the composition of deposits of the Bank at the dates indicated:

	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$692,974	$568,127	$419,407
2.00% - 2.99%	100,734	120,538	36,572
3.00% - 3.99%	23,962	52,966	133,717
4.00% - 4.99%	33,686	96,021	114,390
5.00% - 5.99%	1,987	2,653	6,434
Over 6.00%	-	-	119
Total	$853,343	$840,305	$710,639

    The following table sets forth the change in dollar amount of deposits in the various accounts offered by the Bank for the periods indicated:

				DEPOSIT ACTIVITY
				(Dollars in Thousands)

	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2010	Deposits	(Decrease)	2009	Deposits	(Decrease)	2008	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$86,425	10.1%	$5,487	$80,938	9.6%	$9,212	$71,726	10.1%	$1,998
Statement savings	45,764	5.4%	3,244	42,520	5.1%	1,658	40,862	5.8%	3,349
Money market savings	224,382	26.3%	17,293	207,089	24.6%	50,589	156,500	22.0%	(29,303)
Checking	177,613	20.8%	7,387	170,226	20.3%	59,282	110,944	15.6%	7,320
Total Withdrawable	534,184	62.6%	33,411	500,773	59.6%	120,741	380,032	53.5%	(16,636)

Certificates:
Less than one year	43,130	5.0%	(1,186)	44,316	5.3%	(103,777)	148,093	20.8%	(51,231)
12 to 23 months	59,789	7.0%	(32,743)	92,532	11.0%	67,612	24,920	3.5%	9,904
24 to 35 months	122,896	14.4%	(14,570)	137,466	16.3%	46,946	90,520	12.7%	43,586
36 to 59 months	76,446	9.0%	30,400	46,046	5.5%	11,274	34,772	4.9%	27,262
60 to 120 months	16,898	2.0%	(2,274)	19,172	2.3%	(13,130)	32,302	4.6%	(9,797)
Total certificate accounts	319,159	37.4%	(20,373)	339,532	40.4%	8,925	330,607	46.5%	19,724
Total deposits	$853,343	100.0%	$13,038	$840,305	100.0%	$129,666	$710,639	100.0%	$3,088

     The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2010, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2010 have been allocated based upon certain rollover assumptions.

			DEPOSITS MATURITIES
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%
	or	or	or	or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2011	$107,792	$30,386	$16,861	$15,659	$1,483	$172,181	53.9%
December 31, 2012	71,974	6,446	2,163	17,102	504	98,189	30.8%
December 31, 2013	1,021	6,534	4,117	541	-	12,213	3.8%
Thereafter	3,039	32,332	821	384	-	36,576	11.5%
Total	$183,826	$75,698	$23,962	$33,686	$1,987	$319,159	100.0%

    Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of the Bank.  The following table provides a maturity breakdown at December 31, 2010, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

		ACCOUNTS GREATER THAN $100,000
			(Dollars in Thousands)

	1.99%	2.00%	3.00%	4.00%
	or	or	or	Or	Over		Percent of
	less	2.99%	3.99%	4.99%	5.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2011	$34,433	$11,874	$4,415	$4,431	$943	$56,096	54.3%
December 31, 2012	23,677	1,721	753	6,009	108	32,268	31.3%
December 31, 2013	257	1,595	1,321	-	-	3,173	3.1%
Thereafter	240	10,937	395	100	-	11,672	11.3%
Total	$58,607	$26,127	$6,884	$10,540	$1,051	$103,209	100.0%

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

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.  Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2010, the Bank had advances totaling $53.3 million outstanding from the FHLB of Indianapolis.

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

Effective February 2, 2009, the Company entered into a Credit Agreement with Cole Taylor Bank under which the Company has the authority to borrow, repay and reborrow, up to $5 million during a period ending August 13, 2011, none of which was used as of December 31, 2010.  The Company also has a sub-limit of $2 million available under the line for the issuance of letters of credit.  Advances are to bear interest at a floating variable rate equal to the prevailing three-month LIBOR rate plus 3.50% per annum (3.8% on December 31, 2010); in no event shall the rate be less than 5.0%.  Interest is payable quarterly and the repayment of advances is secured by a pledge of the Bank’s capital stock.

    The Company has a $15.0 million overdraft line of credit with the Federal Home Loan Bank which had a balance of $12.1 million as of December 31, 2010.  The line of credit accrues interest at a variable rate (0.5% on December 31, 2010).  The Company also has letters of credit for $4 million as of December 31, 2010 none of which was used at year end.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
Official check overnight remittance	$-	$-	$344
FHLB overnight borrowings	$12,088	-	4,713
FHLB advances	$12,000	$19,500	$31,850
Average amount of total short-term borrowings outstanding	$849	$19,652	$31,895

      The following table sets forth the amount of short-term FHLB advances outstanding at period end during the period shown and the weighted average rate of such FHLB advances.

(Dollars in Thousands)	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008
FHLB advances:
Amount	$-	$-	$19,500
Weighted average rate	-	-	3.2%

Subsidiaries and Other Operations

The Bank organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”).  Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to HII.  Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII.  Home Investments Inc.’s, investment policy mirrors that of the Bank.  At December 31, 2010, of the $226.5 million in consolidated investments owned by the Bank, $154.7 million was held by Home Investments, Inc.

HomeFed Financial Corp, (“HFF”), a wholly-owned subsidiary of the Company was merged with the Company during 2010.  At December 31, 2009, the Company’s aggregate investment in HFF consisted of $722,000 in a cash account.

Employees

As of December 31, 2010, the Company employed 203 persons on a full-time basis and 37 persons on a part-time or temporary basis.  None of the Company’s employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

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

Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies providing that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies.

Source of Strength. In accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances in which the Company might not otherwise do so. For this purpose, “source of financial strength” means the Company’s ability to provide financial assistance to the Bank in the event of the Bank’s financial distress.

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

Lending Limits. Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2010, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments for depository institutions ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 15 basis points for each $100 of insured deposits.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2010, the FICO assessment rate ranged between 1.04 and 1.06 basis points for each $100 of insured deposits per quarter. For the first quarter of 2011, the FICO assessment rate is 1.02 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $2.1 million during the year ended December 31, 2010. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

On December 20, 2009, banks were required to pay the fourth quarter FDIC assessment and to prepay estimated insurance assessments for the years 2010 through 2012 on that date. The pre-payment did not affect the Bank’s earnings on that date.  The Bank paid an aggregate of $5.5 million in premiums on December 30, 2009, $4.8 million of which constituted prepaid premiums.

Under the Dodd-Frank Act, the FDIC is authorized to set the reserve ratio for the Deposit Insurance Fund at no less than 1.35%, and must achieve the 1.35% designated reserve ratio by September 30, 2020. The FDIC must offset the effect of the increase in the minimum designated reserve ratio from 1.15% to 1.35% on insured depository institutions of less than $10 billion, and may declare dividends to depository institutions when the reserve ratio at the end of a calendar quarter is at least 1.5%, although the FDIC has the authority to suspend or limit such permitted dividend declarations. In December, 2010, the FDIC adopted a final rule setting the designated reserve ratio for the deposit insurance fund at 2% of estimated insured deposits.

On October 19, 2010, the FDIC proposed a comprehensive long-range plan for deposit insurance fund management with the goals of maintaining a positive fund balance, even during periods of large fund losses, and maintaining steady, predictable assessment rates throughout economic and credit cycles. The FDIC determined not to increase assessments in 2011 by 3 basis points, as previously proposed, but to keep the current rate schedule in effect. In addition, the FDIC proposed adopting a lower assessment rate schedule when the designated reserve ratio reaches 1.15% so that the average rate over time should be about 8.5 basis points. In lieu of dividends, the FDIC proposed adopting lower rate schedules when the reserve ratio reaches 2% and 2.5%, so that the average rates will decline about 25 percent and 50 percent, respectively.

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates are expected to be lowered. In February, 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

The schedule would reduce the initial base assessment rate in each of the four risk-based pricing categories.

•	For small Risk Category I banks, the rates would range from 5-9 basis points.

•	The proposed rates for small institutions in Risk Categories II, III and IV would be 14, 23 and 35 basis points, respectively.

•	For large institutions and large, highly complex institutions, the proposed rate schedule ranges from 5 to 35 basis points.

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits.

The FDIC also revised the assessment system for large depository institutions with over $10 billion in assets.

Due to the recent difficult economic conditions, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010 (which was later extended to December 31, 2010) and, for a fee, certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and October 31, 2009 would be guaranteed by the FDIC through December 31, 2012. The Bank made the business decision to participate in the unlimited noninterest bearing transaction account coverage and the Bank and the Company elected to participate in the unsecured debt guarantee program, but do not expect to receive an FDIC guarantee for any debt under the program. The assessments for unlimited noninterest bearing transaction account coverage were 15 basis points per $100 of insured deposits during 2010. The assessments for unsecured debt guarantee program coverage ranged from 50 to 100 basis points per annum per $100 of debt depending on the maturity of the debt.

The Dodd-Frank Act extended unlimited insurance on non-interest bearing accounts for no additional charges through December 31, 2012. Under this program, traditional non-interest demand deposit (or checking) accounts that allow for an unlimited number of transfers and withdrawals at any time, whether held for a business, individual, or other type of depositor, are covered.  Later, Congress added Lawyers’ Trust Accounts (IOLTA) to this unlimited insurance protection through December 31, 2012.

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

Branching and Acquisitions. Branching by the Bank requires the approval of the Federal Reserve and the DFI. Under current law, Indiana chartered banks may establish branches throughout the state and in other states, subject to certain limitations. Congress authorized interstate branching, with certain limitations, beginning in 1997. Indiana law authorizes an Indiana bank to establish one or more branches in states other than Indiana through interstate merger transactions and to establish one or more interstate branches through de novo branching or the acquisition of a branch. The Dodd-Frank Act permits the establishment of de novo branches in states where such branches could be opened by a state bank chartered by that state. The consent of the state is no longer required.

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

The Dodd-Frank Act, signed into law on July 21, 2010, requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $500 million in assets are exempt from these capital requirements.  The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks related to securitized products and derivatives.

The following is a summary of the Company’s and the Bank’s regulatory capital and capital requirements at December 31, 2010.

					To Be Categorized As
					“Well Capitalized”
					Under Prompt
			For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$110,788	12.93%	$68,568	8.0%	$85,711	10.0%
Indiana Community Bancorp Consolidated	$114,412	13.33%	$68,645	8.0%	$85,807	10.0%
Tier 1 risk-based capital (to risk-weighted assets)
Indiana Bank and Trust Company	$100,026	11.67%	$34,284	4.0%	$51,426	6.0%
Indiana Community Bancorp Consolidated	$103,638	12.08%	$34,323	4.0%	$51,484	6.0%
Tier 1 leverage capital (to average assets)
Indiana Bank and Trust Company	$100,026	9.27%	$43,169	4.0%	$53,961	5.0%
Indiana Community Bancorp Consolidated	$103,638	9.60%	$43,203	4.0%	$54,003	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2010, the Bank was categorized as "well capitalized," meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide informationto enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

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

In addition, on July 21, 2010, President Obama signed into law the Dodd-Frank Act, which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small bank and thrift holding companies, such as the Bancorp, will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Bancorp in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect our cost of doing business, it may limit or expand our permissible activities, and it may affect the competitive balance within our industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, is very unpredictable at this time.  The Bancorp’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Bancorp.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Bancorp in particular, is uncertain at this time.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2010, the Bank's investment in stock of the FHLB of Indianapolis was $7.5 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2010, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $156,000, for an annualized rate of 1.9%. See Item 1A, Risk Factors,” “Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.”

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

Consumer Financial Protection Bureau.

 The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.  The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay.  In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.  Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of a bank.  Depending on the implementation of this revised federal preemption standard, the operations of the Bank could become subject to additional compliance burdens in the states in which it operates.

Mortgage Reform and Anti-Predatory Lending

Title XIV of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act, includes a series of amendments to the Truth In Lending Act with respect to mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and pre-payments. With respect to mortgage loan originator compensation, except in limited circumstances, an originator is prohibited from receiving compensation that varies based on the terms of the loan (other than the principal amount). The amendments to the Truth In Lending Act also prohibit a creditor from making a residential mortgage loan unless it determines, based on verified and documented information of the consumer’s financial resources, that the consumer has a reasonable ability to repay the loan. The amendments also prohibit certain pre-payment penalties and require creditors offering a consumer a mortgage loan with a pre-payment penalty to offer the consumer the option of a mortgage loan without such a penalty. In addition, the Dodd-Frank Act expands the definition of a “high-cost mortgage” under the Truth In Lending Act, and imposes new requirements on high-cost mortgages and new disclosure, reporting and notice requirements for residential mortgage loans, as well as new requirements with respect to escrows and appraisal practices.

Interchange Fees for Debit Cards

Under the Dodd-Frank Act, interchange fees for debit card transactions must be reasonable and proportional to the issuer’s incremental cost incurred with respect to the transaction plus certain fraud related costs. Although institutions with total assets of less than $10 billion are exempt from this requirement, competitive pressures are likely to require smaller depository institutions to reduce fees with respect to these debit card transactions.

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

Item 1A. Risk Factors

In analyzing whether to make or continue an investment in the Company, investors should consider, among other factors, the following:

The Current Economic Environment Poses Challenges For Us and Could Adversely Affect Our Financial Condition and Results of Operations. We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. While overall economic activity appears to have stabilized to pre-recession levels, the growth rate is slow and national and regional unemployment rates remain at elevated levels not experienced in several decades. The risks associated with our business remain acute in periods of slow economic growth and high unemployment. Moreover, financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. We retain direct exposure to the residential and commercial real estate markets, and we are affected by these events.

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

Impact of Recent and Future Legislation. Congress and the Treasury Department have recently adopted legislation and taken actions to address the disruptions in the financial system and declines in the housing market. It has also recently adopted the Dodd-Frank Act that provides a complex plan for financial regulatory reform that could materially affect the financial industry. See “Regulation -- Recent Legislative Developments.”  It is not clear at this time what impact the Emergency Economic Stabilization Act (“EESA”), TARP, ARRA, other liquidity and funding initiatives of the Treasury and other bank regulatory agencies that have been previously announced, the Dodd-Frank Act, and any additional programs that may be initiated in the future, will have on the financial markets and the financial services industry. The actual impact that measures undertaken to alleviate the credit crisis will have generally on the financial markets is unknown. The failure of such measures to help provide long-term stability to the financial markets could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock. Finally, there can be no assurance regarding the specific impact that such measures may have on us—or whether (or to what extent) we will be able to benefit from such programs.

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

Difficult Market Conditions Have Adversely Affected Our Industry. We are particularly exposed to downturns in the U.S. housing market. Declines in the housing market over the past four years, with falling home prices and increasing foreclosures, unemployment and under-employment, have negatively impacted the credit performance of mortgage loans and securities and resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities, major commercial and investment banks, and regional financial institutions such as our Company. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies and lack of consumer confidence. The resulting economic pressure on consumers has adversely affected our business, financial condition and results of operations. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. In particular, we may face the following risks in connection with these events:

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

Current Levels of Market Volatility Are Unprecedented. The capital and credit markets have been experiencing volatility and disruption for more than a year. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Although there has been some improvement in the stock market in recent months, there is no guarantee that such improvement will continue or be maintained. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income. At December 31, 2010, the Bank owned $7.5 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had outstanding borrowings of approximately $53.3 million from the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. The Company recognized dividend income of approximately $156,000 from the FHLBI in 2010. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009. When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Moreover, for the first nine months of 2010, the net income of the FHLBI declined from that for the same period in 2009, although it increased in the third quarter of 2010. Additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2010, the Bank’s total borrowing capacity from the FHLBI was $121.2 million. Generally, the loan terms from the FHLBI are better than the terms the Bank can receive from other sources making it cheaper to borrow money from the FHLBI. Additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Additional Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which resulted in an increase in its insurance premiums. Current economic conditions have increased as a result of bank failures. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 2.0 percent of insured deposits (which will be adjusted once the base upon which premiums are charged is adjusted pursuant to the Dodd-Frank Act). Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.35 percent, the statutory minimum. At December 31, 2009, the ratio was (.39)%. The FDIC has until September 30, 2020, to reach the statutory minimum reserve ratio of 1.35%.

The FDIC expects additional insured institution failures in the next few years, which may adversely affect the reserve ratio. The FDIC has recently made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share of premiums. See “Indiana Bank and Trust Company -- Deposit Insurance.”  Our FDIC insurance premiums (including FICO assessments) were $2.1 million in 2010 compared to $1.8 million in 2009 which included a special assessment of $454,000.

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

Also, the preferred stock requires quarterly dividends to be paid at the rate of 5% per annum for the first five years and 9% per annum thereafter until the stock is redeemed by the Company. The payments of these dividends will decrease the excess cash the Company otherwise has available to pay dividends on its common stock and to use for general corporate purposes, including working capital. There is no guarantee that the Company will have or be able to raise or earn sufficient capital to repurchase the preferred stock before the end of the first five years of its issuance.

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

Federal and State Government Regulations Could Adversely Affect Us. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, the Company and its subsidiaries are subject to regulation and supervision by the FDIC, the Board of Governors of the Federal Reserve System, the Indiana Department of Financial Institutions, and the SEC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies, although the Dodd-Frank Act has increased the regulation of some of these entities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary polices of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.                      Properties.

At December 31, 2010, the Bank conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 other full-service branches and a commercial loan office in Indianapolis.  The Bank owns a building that it uses for certain administrative operations located at 3801 Tupelo Drive, Columbus, Indiana.  Information concerning these properties, as of December 31, 2010, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,359,751	21,600	N/A

Administrative Operations Office:
3801 Tupelo Drive, Columbus	Owned	$2,619,301	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$365,010	800	N/A
3805 25th Street	Leased	$114,576	5,800	09/2022
2751 Brentwood Drive	Leased	$125,756	3,200	09/2022
4330 West Jonathon Moore Pike	Owned	$478,521	2,600	N/A
1901 Taylor Road	Leased	$9,788	400	03/2012

Hope Branch 8475 North State Road 9, Suite 4	Leased	$78,880	1,500	03/2012

Austin Branch 2879 North US Hwy 31	Owned	$433,241	2,129	N/A

Brownstown Branch 101 North Main Street	Leased	$18,815	2,400	Year to Year

North Vernon Branch
1420 North State Street	Owned	$2,314,511	1,900	N/A

Osgood Branch 820 South Buckeye Street	Owned	$91,986	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$523,070	1,860	N/A

Seymour Branches:
222 W. Second Street	Leased	$216,268	9,200	09/2022
1117 East Tipton Street	Leased	$92,883	6,800	09/2022

Batesville Branch 114 State Rd 46 East	Owned	$453,743	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$382,212	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$598,355	1,907	N/A

Indianapolis Branches:
8740 South Emerson Avenue	Owned	$1,809,775	5,000	N/A
1510 West Southport Road	Owned	$1,716,753	3,100	N/A

Indianapolis Commercial Loan Office
201 South Capitol Ave, Suite 700	Leased	$332,766	12,163	04/2021

Property Purchased for New Branch
SR 135 and Main Street, Greenwood	Owned	$92,066	N/A	N/A

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

Item 3.5. Executive Officers of Indiana Community Bancorp.

Presented below is certain information regarding the executive officers of ICB who are not also directors.

Position with ICB

Mark T. Gorski	Executive Vice President, Treasurer, and
Chief Financial Officer and Secretary

Charles R. Farber	Executive Vice President (1)

(1) Mr. Farber resigned from all positions at ICB and the Bank effective March 9, 2011.

Mark T. Gorski (age 46) has been employed by the Bank as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005. From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Charles R. Farber (age 61) has been employed by the Bank since March 2002 as its Executive Vice President. He served as Law Firm Administrator for the Indianapolis, Indiana law firm Locke Reynolds LLP from 2000 to 2002. Prior thereto, he served for 28 years at Peoples Bank and Trust Company in Indianapolis, Indiana, with his final position at Peoples Bank and Trust being Executive Vice President.  Mr. Farber resigned from all positions with ICB and the Bank effective as of March 9, 2011.

Item 4. Reserved.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Global Market, under the symbol "INCB."  For certain information related to the stock prices and dividends paid by the Company, see “Quarterly Results of Operations" on page 52 of Indiana Community Bancorp’s Shareholder Annual Report for the year ended December 31, 2010 (the "Shareholder Annual Report"). As of December 31, 2010, there were 338 shareholders of record of the Company's Common Stock.

It is currently the policy of ICB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of ICB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors. Moreover, as a result of the Company’s participation in the TARP program, it may not increase quarterly dividends above $0.12 per share during the three year period ended December 12, 2011, without the consent of the Treasury Department, unless the Treasury no longer holds the preferred stock it received under the TARP Program. During 2010, the Company paid quarterly dividends of $.01 per share.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to ICB without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate.  [At December 31, 2010, none of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.]

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

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2010.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2010	-	$00.00	-	156,612
November 2010	-	$00.00	-	156,612
December 2010	-	$00.00	-	156,612
Fourth Quarter	-	$00.00	-	156,612

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information required by this item is incorporated by reference to pages 6 to 21 of the Shareholder Annual Report.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The information required by this item is incorporated by reference to page 14 of the Shareholder Annual Report.

Item 8. Financial Statements and Supplementary Data.

The Company's Consolidated Financial Statements and Notes thereto contained on pages 23 to 53 of the Shareholder Annual Report are incorporated herein by reference. The Company’s Quarterly Results of Operations contained on pages 52 and 53 of the Shareholder Annual Report are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. As of December 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting. Management’s Report on Internal Controls is included on page 21 of the Shareholder’s Annual Report and is incorporated herein by reference.

Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2010, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The information required by this item with respect to directors is incorporated by reference to page 5 to 9 of the Company's Proxy Statement for its annual shareholder meeting to be held in April 2011 (the "2011 Proxy Statement"). Information concerning the Company's executive officers who are not also directors is included in item 3.5 in part 1 of this report.

The information required by this item with respect to the compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” of the 2011 Proxy Statement.

The information concerning director nominating procedures is incorporated by reference to pages 8 to 9 of the 2011 Proxy Statement.

The information required by this item with respect to members of the Company’s Audit Committee and whether any such members qualify as an Audit Committee Financial Expert is incorporated by reference to page 8 of the 2011 Proxy Statement.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

Item 11. Executive Compensation.

The information required by this item with respect to executive compensation is incorporated by reference to page 10 through page 17 of the 2011 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to pages 4 to 6 of the 2011 Proxy Statement.

Equity Compensation Plan Information

The following table provides the information about the Bancorp’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans of the Bancorp as of December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2010 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2010 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	307,422(1)	$ 23.26(2)	302,925
Equity compensation plans not approved by security holders	---	---	---
Total	307,422	$ 23.26	302,925
(1)
Includes 280,422 shares subject to stock options granted under the Company’s 1995 stock option plan, 1999 stock option plan, and 2001 stock option plan and 27,000 shares of restricted stock granted under the Company’s 2010 stock option and incentive plan.

(2)	The average exercise price relates only to stock options, as the restricted shares authorized under the 2010 stock option and incentive plan have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Financial Statements	Page in 2010 Shareholder Annual Report
Report of BKD LLP Independent Registered Public Accounting Firm	22

Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009	23

Consolidated Statements of Operations for the years ended December 31, 2010,
December 31, 2009 and December 31, 2008.	24

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2010, December 31, 2009 and December 31, 2008.	25

Consolidated Statements of Cash Flows for the years ended December 31, 2010,
December 31, 2009 and December 31, 2008.	26

Notes to Consolidated Financial Statements	27

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 38.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

The information required by this item is incorporated by reference to the sections entitled “Transactions with Related Persons” and “Corporate Governance – Director Independence” in the 2011 Proxy Statement.

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated by reference to the section titled “Accountant’s Fees” in the 2011 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) List the following documents filed as a part of the report:

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 11th day of March 2011.

INDIANA COMMUNITY BANCORP
DATE: March 11, 2011	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 11th day of March 2011.

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

                                                                                 EXHIBIT INDEX
Reference to
Regulation S-K                                                                                                                                            Sequential
Exhibit Number                                                           Document                                                               Page Number

3(a)           Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registrant's
                  Form 8-K filed April 28, 2008)

3(b)           Code of By-Laws (incorporated by reference from Exhibit 3.1 to Registrant's
   Form 8-K filed July 28, 2009)

3(c)           Certificate of Designations for Series A Preferred Stock (incorporated by reference from Exhibit 3.1 to Registrant’s Form 8-K filed December 16, 2008)

4(a)           Articles of Incorporation (incorporated by reference from Exhibit 3.1 to Registrant's
Form 8-K filed April 28, 2008)

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

10(o)          Director Deferred Fee Agreement between the Bank and John Beatty (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K dated November 22, 2005); First
  Amendment thereto effective January 1, 2006 is incorporated by reference to Exhibit
  10.1 to Registrant’s Form 8-K filed July 24, 2007; Second Amendment thereto dated April
  27, 2010, is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 29, 2010

10(p)          Director Deferred Fee Agreement between the Bank and Harold Force (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 22, 2005);
  First Amendment thereto effective January 1, 2006, is incorporated by reference to
  Exhibit 10.2 to Registrant’s Form 8-K filed July 24, 2007; Second Amendment thereto dated April
  27, 2010, is incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 29, 2010

10(q)          Director Deferred Fee Agreement between the Bank and David W. Laitinen
   (incorporated by reference to Exhibit 10.3 of Registrant’s 8-K dated November 22, 2005);
                   First Amendment thereto is incorporated by reference to Exhibit 10.3 to Registrant’s
  Form 8-K filed July 24, 2007; Second Amendment thereto dated April 27, 2010, is incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed April 29, 2010

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

10(x)          2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.4 to Registrant’s
   Form 8-K filed April 29, 2010)

10(y)          Form of Nonqualified Stock Option Agreement for 2010 Stock Option and Incentive Plan
   (incorporated by reference from Exhibit 10.5 to Registrant’s Form 8-K filed April 29, 2010)

10(z)          Form of Incentive Stock Option Agreement for 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.6 to Registrant’s Form 8-K filed April 29, 2010)

10(aa)        Form of Agreement for Restricted Stock under 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.7 to Registrant’s Form 8-K filed April 29, 2010)

10(bb)        Form of Long-Term Restricted Stock Agreement under the 2010 Stock Option and Incentive Plan
   (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K filed May 28, 2010)

10(cc)        Senior Management Annual Incentive Compensation Plan (incorporated by reference from
   Exhibit 10.1 to Registrant’s Form 8-K filed January 29, 2010)

13              Indiana Community Bancorp Annual Report December 31, 2010

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

33              TARP Fiscal Year Certification of John K. Keach, Jr.

34              TARP Fiscal Year Certification of Mark T. Gorski