Form 10-Q
period 2011-03-31
INDIANA COMMUNITY BANCORP
filed 2011-05-06
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 2, 2011.

Common Stock, no par value – 3,422,379 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2011	2010

Assets:	(unaudited)
Cash and due from banks	$12,051	$12,927
Interest bearing demand deposits	929	136
Federal funds sold	10,000	-
Cash and cash equivalents	22,980	13,063
Securities available for sale at fair value (amortized cost $232,851 and $227,331)	232,879	226,465
Loans held for sale (fair value $1,669 and $7,827)	1,620	7,666
Portfolio loans:
Commercial and commercial mortgage loans	550,586	550,686
Residential mortgage loans	92,413	92,796
Second and home equity loans	90,937	92,557
Other consumer loans	10,933	11,614
Total portfolio loans	744,869	747,653
Unearned income	(194)	(252)
Allowance for loan losses	(14,578)	(14,606)
Portfolio loans, net	730,097	732,795
Premises and equipment	15,972	16,228
Accrued interest receivable	3,946	3,785
Other assets	42,786	43,316
TOTAL ASSETS	$1,050,280	$1,043,318

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$96,474	$86,425
Interest checking	180,200	177,613
Savings	50,977	45,764
Money market	230,917	224,382
Certificates of deposits	308,449	313,854
Retail deposits	867,017	848,038
Public fund certificates	5,311	5,305
Wholesale deposits	5,311	5,305
Total deposits	872,328	853,343

FHLB advances	53,470	53,284
Short term borrowing	-	12,088
Junior subordinated debt	15,464	15,464
Other liabilities	18,668	20,490
Total liabilities	959,930	954,669

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,183	21,156
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,419,379 and 3,385,079 shares	21,341	21,230
Retained earnings, restricted	48,198	47,192
Accumulated other comprehensive loss, net	(372)	(929)

Total shareholders' equity	90,350	88,649
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,050,280	$1,043,318

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended
	March 31,
	2011	2010
Interest Income:
Short term investments	$5	$16
Securities	1,309	1,075
Commercial and commercial mortgage loans	7,625	7,356
Residential mortgage loans	1,057	1,215
Second and home equity loans	1,072	1,167
Other consumer loans	219	295
Total interest income	11,287	11,124

Interest Expense:
Checking and savings accounts	396	456
Money market accounts	353	491
Certificates of deposit	1,580	2,432
Total interest on retail deposits	2,329	3,379

Public funds	7	2
Total interest on wholesale deposits	7	2
Total interest on deposits	2,336	3,381

FHLB advances	260	263
Other borrowings	3	-
Junior subordinated debt	76	74
Total interest expense	2,675	3,718

Net interest income	8,612	7,406
Provision for loan losses	1,558	2,095
Net interest income after provision for loan losses	7,054	5,311

Non Interest Income:
Gain on sale of loans	396	357
Gain on securities	184	-
Other than temporary impairment losses	-	(55)
Service fees on deposit accounts	1,368	1,484
Loan servicing income, net of impairment	111	115
Net loss on real estate owned	(387)	(338)
Trust and asset management fees	292	282
Increase in cash surrender value of life insurance	132	135
Miscellaneous	245	183
Total non interest income	2,341	2,163

Non Interest Expenses:
Compensation and employee benefits	4,027	3,749
Occupancy and equipment	1,022	954
Service bureau expense	485	478
FDIC premium	546	507
Marketing	221	184
Professional fees	196	175
Loan expenses	215	207
Real estate owned expenses	123	177
Communication expenses	128	128
Miscellaneous	606	549
Total non interest expenses	7,569	7,108

Income before income taxes	1,826	366
Income tax provision (credit)	490	(52)
Net Income	$1,336	$418

Basic earnings per common share	$0.31	$0.04
Diluted earnings per common share	$0.31	$0.04

Basic weighted average number of common shares	3,364,079	3,358,079
Dilutive weighted average number of common shares	3,367,105	3,358,079
Dividends per common share	$0.010	$0.010

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2010	3,385,079	$21,156	$21,230	$47,192	$(929)	$88,649

Comprehensive income:
Net income				1,336		1,336
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $111 and tax effect of $337					557	557
Total comprehensive income						1,893

Common stock compensation expense			1			1
Restricted stock compensation expense			110			110
Restricted stock non vested shares issued	36,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		27		(27)		-
Common stock cash dividends				(34)		(34)
Preferred stock cash dividends				(269)		(269)
Balance at March 31, 2011	3,419,379	$21,183	$21,341	$48,198	$(372)	$90,350

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				418		418
Change in unrealized gain on securities available for sale, net of reclassification adjustment and tax effect of $95					192	192
Total comprehensive income						610

Common stock compensation expense			11			11
Amortization of discount on preferred stock		25		(25)		-
Common stock cash dividends				(34)		(34)
Preferred stock cash dividends				(269)		(269)
Balance at March 31, 2010	3,385,079	$21,079	$21,071	$42,952	$140	$85,242

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Three Months Ended
(unaudited)	March 31,
	2011	2010
Cash Flows From Operating Activities:
Net income	$1,336	$418
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,497	980
Provision for loan losses	1,558	2,095
Stock based compensation expense	111	11
Benefit for deferred income taxes	(241)	(802)
Net gain from sale of loans	(396)	(357)
Gain on securities	(184)	-
Other than temporary impairment losses	-	55
Net (gain)/loss from real estate owned	387	(71)
Loan fees deferred, net	(52)	2
Proceeds from sale of loans held for sale	18,789	17,426
Origination of loans held for sale	(12,347)	(13,398)
Decrease in accrued interest and other assets	808	2,193
Decrease in other liabilities	(1,628)	(712)
Net Cash From Operating Activities	9,638	7,840

Cash Flows From / (Used In) Investing Activities:
Net principal disbursed on loans	(210)	(4,724)
Proceeds from:
Maturities/repayments of securities held to maturity	-	300
Maturities/repayments of securities available for sale	20,712	27,635
Sale of securities available for sale	15,179	48,377
Real estate owned and other asset	601	477
Purchases of:
Loans	(121)	(232)
Securities held to maturity	-	(50)
Securities available for sale	(42,392)	(125,129)
Acquisition of property and equipment	(84)	(495)
Disposal of property and equipment	-	41
Net Cash Used In Investing Activities	(6,315)	(53,800)

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	18,985	16,207
Proceeds from advances from FHLB	-	55,000
Repayment of advances from FHLB	-	(55,000)
Prepayment penalty on modification of FHLB advances	-	(2,456)
Net repayments of overnight borrowings	(12,088)	-
Payment of dividends on preferred stock	(269)	(269)
Payment of dividends on common stock	(34)	(34)
Net Cash From Financing Activities	6,594	13,448

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,917	(32,512)
Cash and cash equivalents, beginning of period	13,063	52,061
Cash and Cash Equivalents, End of Period	$22,980	$19,549

Supplemental Information:
Cash paid for interest	$2,669	$3,718
Non cash items:
Assets acquired through foreclosure	$1,523	$258
Securities trades not settled	$(194)	$-
See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at March 31, 2011, and for the three month periods ended March 31, 2011 and 2010, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not the primary beneficiary of the Trust.  The results of operations for the three month period ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31,
	2011	2010
Basic EPS:
Weighted average common shares	3,364,079	3,358,079

Diluted EPS:
Weighted average common shares	3,364,079	3,358,079
Dilutive effect of stock options	3,026	-
Weighted average common and incremental shares	3,367,105	3,358,079

Anti-dilutive options	280,422	300,965

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2011	2010

Net income (loss)	$1,336	$418
Less preferred stock dividend	269	269
Less restricted stock dividend	1	-
Less amortization of preferred stock discount	26	25
Net income (loss) available to common shareholders	$1,040	$124

Basic Earnings (Loss) per Common Share	$0.31	$0.04
Diluted Earnings (Loss) per Common Share	$0.31	$0.04

Unearned restricted and nonvested shares have been excluded from the computation of average shares outstanding.

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the three month period ended March 31, 2011 and 2010. (In thousands)

	Current Period Activity
	Pretax	Tax Effect	Net
Three months ended March 31, 2011
Unrealized gains/(losses) from securities available for sale	$894	$(337)	$557
Supplemental Retirement Plan Obligations	-	-	-
Total accumulated other Comprehensive income/(loss)	$894	$(337)	$557

Three months ended March 31, 2010
Unrealized gains/(losses) from securities available for sale	$287	$(95)	$192
Supplemental Retirement Plan Obligations	-	-	-
Total accumulated other Comprehensive income/(loss)	$287	$(95)	$192

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

5. Pension and Other Retirement Benefit Plans
Prior to April 1, 2008 the Company participated in a noncontributory multi-employer pension plan covering all qualified employees.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $212,000 and $138,000 for the three months ended March 31, 2011 and 2010, respectively.  No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2011 and 2010, respectively. The Company chose to freeze its defined benefit pension plan effective April 1, 2008.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three months ended March 31, 2011 and 2010, is estimated as follows: (dollars in thousands)

	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2011	2010
Service cost	$28	$26
Interest cost	54	54
Amortization of prior service cost	13	13
Amortization of actuarial losses	1	-

Net periodic benefit cost	$96	$93

The Bank previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to pay benefits of $262,000 in 2011.  As of March 31, 2011, the Bank has paid $66,000 in benefits and presently anticipates paying an additional $196,000 in fiscal 2011.

6. Repurchases of Company Common Stock
During the three month ended March 31, 2011, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of March 31, 2011, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

7. Legal Proceedings
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

8. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At March 31, 2011 and December 31, 2010, these contingent obligations were approximately $17.9 million and $27.6 million, respectively.  Management believes it is remote that, as of March 31, 2011, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

9. Fair Value of Financial Instruments
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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2011
Municipal bonds	$-	$58,732	$-	$58,732
Asset backed securities	-	9	-	9
Collateralized mortgage obligations issued by:
Agencies	-	50,702	-	50,702
Private label	-	99,802	-	99,802
Mortgage backed securities issued by agencies	-	17,774	-	17,774
Corporate debt	-	1,596	-	1,596
Bond money market funds	4,189	-	-	4,189
Equity securities	-	-	75	75
Securities available for sale	$4,189	$228,615	$75	$232,879

December 31, 2010
Municipal bonds	$-	$63,854	$-	$63,854
Asset backed securities	-	42	-	42
Collateralized mortgage obligations issued by:
Agencies	-	50,599	-	50,599
Private label	-	96,407	-	96,407
Mortgage backed securities issued by agencies	-	13,261	-	13,261
Corporate debt	-	1,459	-	1,459
Bond money market funds	768	-	-	768
Equity securities	-	-	75	75
Securities available for sale	$768	$225,622	$75	$226,465

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2011 and 2010.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended
	March 31,
Level 3 Instruments Only	2011	2010
Beginning Balance	$75	$75
Purchases	-	-
Settlements	-	-
Ending Balance	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months ended March 31, 2011 and 2010.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2011
Impaired loans	-	-	12,406	12,406
Other real estate owned	-	-	675	675

December 31, 2010
Impaired loans			33,170	33,170
Other real estate owned	-	-	1,602	1,602

At March 31, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $14.6 million and had been written down to a fair value of $12.4 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $36.3 million and had been written down to a fair value of $33.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At March 31, 2011, other real estate owned was reported at fair value less cost to sell of $675,000 thousand measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2010, other real estate owned was reported at fair value less cost to sell of $1.6 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	March 2011		Dec 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$22,980	$22,980	$13,063	$13,063
Securities available for sale	232,879	232,879	226,465	226,465
Loans held for sale	1,620	1,669	7,666	7,827
Loans, net	730,097	757,614	732,795	761,838
Accrued interest receivable	3,946	3,946	3,785	3,785
Federal Home Loan Bank stock	7,507	7,507	7,507	7,507

Liabilities:
Deposits	872,328	879,371	853,343	861,739
FHLB advances	53,470	55,148	53,284	55,028
Junior subordinated debt	15,464	11,134	15,464	9,281
Short-term borrowings	-	-	12,088	12,088
Advance payments by borrowers for taxes and insurance	447	447	272	272
Accrued interest payable	90	90	84	84

Cash, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, Accrued Interest Payable and Short-term Borrowings
The carrying amount as reported in the Condensed Consolidated Balance Sheets is a reasonable estimate of fair value.

Securities Available for Sale
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

The fair value estimates presented herein are based on information available to management at March 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Securities
Securities are summarized as follows: (in thousands)

	March 2011				December 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available for Sale:
Municipal bonds	$57,694	$1,499	$(461)	$58,732	$62,925	$1,509	$(580)	$63,854
Asset backed securities	100	-	(91)	9	100	-	(58)	42
Collateralized mortgage obligations issued by:
Agencies	50,771	284	(353)	50,702	50,714	364	(479)	50,599
Private label	100,144	363	(705)	99,802	97,396	138	(1,127)	96,407
Mortgage backed securities
issued by agencies	17,911	70	(207)	17,774	13,386	107	(232)	13,261
Corporate debt	1,967	-	(371)	1,596	1,967	-	(508)	1,459
Bond money market funds	4,189	-	-	4,189	768	-	-	768
Equity securities	75	-	-	75	75	-	-	75
Total Available for Sale	$232,851	$2,216	$(2,188)	$232,879	$227,331	$2,118	$(2,984)	$226,465

Certain securities, with amortized cost of $376,000 and fair value of $406,000 at March 31, 2011, and amortized cost of $379,000 and fair value of $408,000 at December 31, 2010 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $24.1 million and fair value of $24.2 million at March 31, 2011, and amortized cost of $1.3 million and fair value of $1.4 million at December 31, 2010 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at March 31, 2011 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value

Municipal bonds:
Due in one year or less	$2,287	$2,307
Due after 1 year through 5 years	12,017	12,397
Due after 5 years through 10 years	34,578	35,295
Due after 10 years	8,812	8,733
Asset back securities	100	9
Collateralized mortgage obligations issued by:
Agencies	50,771	50,702
Private label	100,144	99,802
Mortgage backed securities issued by agencies	17,911	17,774
Corporate debt:
Due after 10 years	1,967	1,596
Bond money market funds	4,189	4,189
Equity securities	75	75
Total	$232,851	$232,879

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three Months Ended
	March 31,
	2011	2010
Proceeds from sales	$15,179	$48,377
Gross gains on securities	295	-
Gross losses on securities	111	-
Other than temporary impairment losses	-	55
Tax expense/(benefit) on realized security gains/losses	73	(15)

During 2010 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

11. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

In reviewing its available for sale securities at March 31, 2011, for other than temporary impairment, management considered the change in market value of the securities in the first quarter of 2011, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on this criteria management concluded that no additional OTTI charge was required.

At March 31, 2011, the Company had two corporate debt securities with a face amount of $2.0 million and an unrealized loss of $371,000, which is an improvement of $137,000 over the prior quarter.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

Additionally, the Company had 21 private label CMO securities in the available for sale portfolio which have been in an unrealized loss position for greater than 12 months.  These securities have an amortized cost of $375,000 and an unrealized loss of $158,000.  All of these securities consisted of small balances ranging from $1,000 to $98,000, with an average balance of $18,000.  Management believes the small illiquid nature of these securities has resulted in a depressed market value.  As of March 31, 2011, all required cash flows had been received on each of the 21 securities, an indication for receiving future expected cash flows.

Investments that have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 are summarized as follows: (dollars in thousands)

As of March 31, 2011	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$2	$(16)	$7	$(75)	$9	$(91)
Collateralized mortgage obligations issued by:
Agencies	26,047	(353)	-	-	26,047	(353)
Private Label	53,125	(547)	217	(158)	53,342	(705)
Mortgage backed securities issued by agencies	13,197	(207)	-	-	13,197	(207)
Corporate debt	-	-	1,596	(371)	1,596	(371)
Municipal bonds	10,130	(425)	857	(36)	10,987	(461)
Total Temporarily Impaired Securities	$102,501	$(1,548)	$2,677	$(640)	$105,178	(2,188)

As of December 31, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$15	$(3)	$27	$(55)	$42	$(58)
Collateralized mortgage obligations issued by:
Agencies	20,969	(479)	-	-	20,969	(479)
Private Label	69,290	(967)	468	(160)	69,758	(1,127)
Mortgage backed securities issued by agencies	9,914	(232)	-	-	9,914	(232)
Corporate debt	-	-	1,459	(508)	1,459	(508)
Municipal bonds	12,841	(543)	855	(37)	13,696	(580)
Total Temporarily Impaired Securities	$113,029	$(2,224)	$2,809	$(760)	$115,838	$(2,984)

12. Portfolio Loans and Allowance for Loan Losses
The Company originates both adjustable and fixed rate loans.  The adjustable rate loans have interest rate adjustment limitations and are indexed to various indices.  Adjustable residential mortgages are generally indexed to the one year Treasury constant maturity rate; adjustable consumer loans are generally indexed to the prime rate; adjustable commercial loans are generally indexed to either the prime rate or the one, three or five year Treasury constant maturity rate.  Future market factors may affect the correlation of the interest rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

The Company originates and purchases commercial and commercial mortgage loans, which totaled $550.6 million and $550.7 million at March 31, 2011 and December 31, 2010, respectively.  These loans are considered by management to be of somewhat greater risk of collectability due to the dependency on income production or future development of the real estate.  Collateral for commercial and commercial mortgage loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities.  Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and Treasury indices.  Generally, commercial and commercial mortgage loans are considered to involve a higher degree of risk than residential real estate loans.  However, commercial and commercial mortgage loans generally carry a higher yield and are made for a shorter term than residential real estate loans.

At March 31, 2011 and December 31, 2010, deposit overdrafts of $146,000 and $145,000, respectively, were included in portfolio loans.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of March 31, 2011 and December 31, 2010.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	1,596	(5)	(49)	16	1,558
Loan charge-offs	(1,549)	(40)	(39)	(81)	(1,709)
Recoveries	71	-	7	45	123
Balance at End of Period	$12,758	$754	$777	$289	$14,578
Ending balance: individually evaluated for impairment	$4,010	$-	$-	$-	$4,010
Ending balance: collectively evaluated for impairment	$8,748	$754	$777	$289	$10,568
Loans:
Balance at End of Period	$550,586	$92,413	$90,937	$10,933	$744,869
Ending balance: individually evaluated for impairment	$63,129	$-	$-	$-	$63,129
Ending balance: collectively evaluated for impairment	$487,457	$92,413	$90,937	$10,933	$681,740

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of December 31, 2010
Allowance for loan losses:
Balance at End of Period	$12,640	$799	$858	$309	$14,606
Ending balance: individually evaluated for impairment	$3,455	$-	$-	$-	$3,455
Ending balance: collectively evaluated for impairment	$9,185	$799	$858	$309	$11,151
Loans:
Balance at End of Period	$550,686	$92,796	$92,557	$11,614	$747,653
Ending balance: individually evaluated for impairment	$54,450	$-	$-	$-	$54,450
Ending balance: collectively evaluated for impairment	$496,236	$92,796	$92,557	$11,614	$693,203

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as:  current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes non-homogeneous loans, such as commercial and commercial mortgage loans, with an outstanding balance greater than $750,000 individually by classifying the loans as to credit risk.  Loans less than $750,000 in homogeneous categories that are 90 days past due are classified into risk categories.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention
Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard
Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that have not exhibited any delinquency.  As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of March 31, 2011	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$471,731	$90,917	$90,248	$10,830	$663,726
Special mention	10,016	180	128	-	10,324
Substandard	68,839	1,316	561	103	70,819
Balance at End of Period	$550,586	$92,413	$90,937	$10,933	$744,869

As of December 31, 2010	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$472,375	$91,094	$91,790	$11,342	$666,601
Special mention	17,816	372	78	-	18,266
Substandard	60,495	1,330	689	272	62,786
Balance at End of Period	$550,686	$92,796	$92,557	$11,614	$747,653

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2011 and December 31, 2010:  (dollars in thousands)

As of March 31, 2011	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$1,986	$1,045	$551	$63	$3,645
60-89 days past due	2,779	-	128	17	2,924
Past due 90 days or more	-	87	-	-	87
Nonaccrual	14,841	1,236	561	86	16,724
Total Past Due	19,606	2,368	1,240	166	23,380
Current	530,980	90,045	89,697	10,767	721,489
Total Loans	$550,586	$92,413	$90,937	$10,933	$744,869

As of December 31, 2010	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$2,770	$1,447	$687	$68	$4,972
60-89 days past due	-	-	78	21	99
Past due 90 days or more	-	92	-	-	92
Nonaccrual	18,082	1,412	678	106	20,278
Total Past Due	20,852	2,951	1,443	195	25,441
Current	529,834	89,845	91,114	11,419	722,212
Total Loans	$550,686	$92,796	$92,557	$11,614	$747,653

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial and commercial mortgage loans but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

A reversal of accrued interest, which has not been collected, is generally provided on loans which are more than 90 days past due.  The only loans which are 90 days past due and are still accruing interest are loans where the Company is guaranteed reimbursement of interest by either a mortgage insurance contract or by a government agency.  If neither of these criteria is met, a charge to interest income equal to all interest previously accrued and unpaid is made, and income is subsequently recognized only to the extent that cash payments are received in excess of principal due.  Loans are returned to accrual status when, in management's judgment, the borrower's ability to make periodic interest and principal payments returns to normal and future payments are reasonably assured.

The following is a summary of information pertaining to impaired loans as of March 31, 2011 and December 31, 2010:  (dollars in thousands)

As Of	Mar 2011	Dec 2010
Impaired loans with a valuation reserve	$31,010	$32,325
Impaired loans with no valuation reserve	32,119	22,125
Total Impaired Loans	$63,129	$54,450

Valuation reserve on impaired loans	$4,010	$3,455

As Of	Mar 2011	Dec 2010
Unpaid Principal Balance on:
Impaired loans with a valuation reserve	$31,712	$35,167
Impaired loans with no valuation reserve	36,909	24,288
Total Unpaid Principal Balance on Impaired Loans	$68,621	$59,455

The following is a summary of information pertaining to average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2011:  (dollars in thousands)

Three month ended	March 31, 2011
Average impaired loans	$58,789
Interest income recognized on impaired loans	606
Cash basis interest included above	38

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

 In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” which added disclosure requirements about an entity’s allowance for loan losses and the credit quality of its financing receivables.  The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators.  ASU 2010-20 was effective for the Company’s reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period.

In January 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20” which temporarily delays the effective date of the disclosures about troubled debt restructuring in ASU 2010-20.  This delay was intended to allow the FASB time to complete its deliberations on what constitutes a troubled debt restructuring.

In April 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-01, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”) which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s financial position or results of operations.

Recent Legislation
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which significantly changes the regulation of financial institutions and the financial services industry.  The Dodd-Frank Act includes provisions affecting large and small financial institutions alike, including several provisions that will profoundly affect how community banks, thrifts, and small and regional bank and thrift holding companies will be regulated in the future.  Among other things, these provisions abolish the Office of Thrift Supervision and transfer its functions to the other federal banking agencies, relax rules regarding interstate branching, allow financial institutions to pay interest on business checking accounts, change the scope of federal deposit insurance coverage, and impose new capital requirements on bank and thrift holding companies.  The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection as an independent entity within the Federal Reserve, which will be given the authority to promulgate consumer protection regulations applicable to all entities offering consumer financial services or products, including banks.  Additionally, the Dodd-Frank Act includes a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards, and pre-payments.  The Dodd-Frank Act contains numerous other provisions affecting financial institutions of all types, many of which may have an impact on the operating environment of the Company in substantial and unpredictable ways.  Consequently, the Dodd-Frank Act is likely to affect the Company’s cost of doing business, it may limit or expand the Company’s permissible activities, and it may affect the competitive balance within the Company’s industry and market areas.  The nature and extent of future legislative and regulatory changes affecting financial institutions, including as a result of the Dodd-Frank Act, are very unpredictable at this time.  The Company’s management is actively reviewing the provisions of the Dodd-Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company.  However, the ultimate effect of the Dodd-Frank Act on the financial services industry in general, and the Company in particular, is uncertain at this time.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 27 through 53 of the Company’s annual report on Form 10-K for the year ended December 31, 2010.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of March 31, 2011, the time frame used to determine charge off percentages was October 1, 2008 through March 31, 2011.

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

Valuation of Securities
Securities are classified as available-for-sale on the date of purchase.  Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets.  The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments.  Realized securities gains or losses are reported within non interest income in the condensed consolidated statements of operations.  The cost of securities sold is based on the specific identification method.  Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the present value of expected future cash flows, and the creditworthiness of the issuer.  Based on the results of these considerations and because the Company does not intend to sell investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired.  When a decline in value is considered to be other-than-temporary, the cost basis of the security will be reduced and the credit portion of the loss is recorded within non interest income in the consolidated statements of operations.

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2011 Compared to Quarter Ended March 31, 2010

General
The Company reported net income of $1.3 million for the quarter ended March 31, 2011, compared to net income of $418,000 for the quarter ended March 31, 2010 an increase of $918,000 or 219.6%.  Basic and diluted earnings per common share were $0.31 and $0.04, for the quarters ended March 31, 2011 and 2010, respectively.  The primary reason for the increase in net income for the quarter ended March 31, 2011, was the $1.2 million increase in net interest income.

Net Interest Income
Net interest income before provision for loan losses increased $1.2 million or 16.3% to $8.6 million for the quarter ended March 31, 2011, as compared to $7.4 million for the quarter ended March 31, 2010.  The net interest margin increased 38 basis points from 3.25% for the quarter ended March 31, 2010 to 3.63% for the quarter ended March 31, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 50 basis points, than the rates earned on interest bearing assets, which declined 13 basis points, for the two comparative quarters.  The average rates paid for retail deposits decreased approximately 56 basis points for the quarter ended March 2011, as compared to the quarter ended March 2010. Another factor contributing to the increase in net interest income was the $15.3 million net increase in interest earning assets over interest bearing liabilities.

Provision for Loan Losses
The provision for loan losses decreased $537,000 to $1.6 million for the quarter ended March 31, 2011, compared to $2.1 million for the quarter ended March 31, 2010.  Net charge offs were $1.6 million for the current quarter compared to $613,000 for the first quarter of 2010.  Two large charge off were taken in the quarter ended March 31, 2011.  One was a $640,000 charge off related to a commercial real estate loan collateralized by a shopping center that continues to experience low occupancy rates.  The other charge off was $540,000 related to a commercial loan to a leasing company that continues to experience slow activity.

The allowance for loan losses decreased $28,000 during the first quarter. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month periods ended March 31, 2011 and 2010 is as follows:

Quarter ended March 31: (in thousands)	2011	2010

Allowance beginning balance	$14,606	$13,113
Provision for loan losses	1,558	2,095
Charge-offs	(1,709)	(679)
Recoveries	123	66
Allowance ending balance	$14,578	$14,595

Allowance to Total Loans	1.96%	1.97%
Allowance to Nonperforming Loans	55%	68%

Net interest income after provision for loan losses was $7.1 million for the three month period ended March 31, 2011; an increase of $1.7 million, as compared to net interest income of $5.3 million for the three month period ended March 31, 2010.

Interest Income
Total interest income for the three month period ended March 31, 2011 increased $163,000 or 1.5% from $11.1 million for the quarter ending March 31, 2010 to $11.3 million for the quarter ending March 31, 2011.   The primary factor influencing the increase in interest income is the growth in interest earning assets for the two comparative quarters.  Average balances of securities increased $50.8 million, while the rate earned on securities decreased 15 basis points. Average balances of commercial and commercial real estate increased $17.8 million while the rate earned on commercial and commercial real estate interest remained relatively stable increasing 2 basis points.

Interest Expense
Total interest expense for the three month period ended March 31, 2011 decreased $1.0 million or 28.1% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 50 basis points, from the three month period ended March 31, 2010 compared to the three month period ended March 31, 2011.  The decrease in rates paid on interest bearing liabilities resulted from the changing mix of interest bearing liabilities.  Increases in average balances of lower cost interest checking and money market accounts were $13.9 million and $16.4 million, respectively.  The decrease in average balances of higher costing certificates of deposit was $30.6 million over the same two comparable periods.  The average rate paid on all retail deposits decreased approximately 56 basis points over the same comparative periods.

Non Interest Income
Total non interest income increased $178,000 or 8.2% to $2.3 million for the quarter.  The primary reason for this increase was due to an $184,000 increase in gain on sale of securities.  The $184,000 increase in gain on sale of securities resulted from harvesting gains in the portfolio which were being repaid at par.  Management reinvested the proceeds in agency mortgage backed securities with an average two to four year life.  Offsetting this increase was a decrease in service fees on deposit accounts of $116,000 or 7.8%.  The decrease in service fees on deposits was driven by a net reduction in overdraft privilege fees of $147,000 or 17.7%.  In the third quarter of 2010, regulatory changes required customers to opt-in to the overdraft privilege protection program.  Additionally, in the current challenging economy customers have developed more conservative spending habits, thereby avoiding overdraft fees.  Negotiations in the first quarter of 2011, with a qualified borrower, resulted in a letter of intent to purchase a bank owned property that resulted in a $482,000 write down on real estate owned (REO).  Offsetting this loss were small gains received on other REO property that sold during the quarter resulting in a net loss on REO of $387,000 for the quarter ended March 31, 2011.

Non Interest Expenses
Non interest expenses increased $461,000 or 6.5% to $7.6 million for the quarter.  Compensation and employee benefits accounted for the majority of the increase in non interest expense for the quarter increasing $278,000 or 7.4%.  Compensation and employee benefits increased $110,000 due to new equity incentive plans, $74,000 due to costs related to funding for the Company’s frozen pension plan, as well as normal employee raises that were effective as of January 1, 2011.

Taxes
A tax expense of $490,000 was recorded for the first quarter ended March 31, 2011 while a tax credit of $52,000 was recorded for the first quarter ended March 31, 2010.  In the quarter ended March 31, 2011, the Company recorded pretax income of $1.8 million resulting in a tax expense of $490,000 after considering permanent federal and state tax differences of approximately $243,000 and $1.2 million, respectively.  In the quarter ended March 31, 2010, the Company recorded pretax income of $366,000 million that resulting in tax credit of $52,000 after considering federal and state permanent tax differences of approximately $288,000 and $1.0 million, respectively.

Asset Quality
Nonperforming assets to total assets decreased to 3.0% at March 31, 2011 from 3.3% at December 31, 2010.  Nonperforming loans to total gross loans decreased to 3.6% at March 31, 2011 from 4.0% at December 31, 2010.  Total non-performing loans decreased $3.5 million year-to-date to $26.5 million at March 31, 2011.  The decrease in nonperforming loans is due primarily to three changes 1.) the two large charge offs described in the provision for loan losses section of $1.2 million; 2.) a $1.1 million relationship that moved from non-performing loans to REO and was subsequently written down $482,000 due to negotiations previously described with a qualified buyer and; 3) a $1.4 million relationship that was returned to performing status due to  the borrowers improved position and the credit being current.  The allowance for loan losses remained relatively constant at $14.6 million as of March 31, 2011 and December 31, 2010.  The ratio of the allowance for loan losses to total loans was 1.96% at March 31, 2011 compared to 1.95% at December 31, 2010.  See further discussion in the Critical Accounting Policies.  Management anticipates asset quality to remain an area of focus for the foreseeable future.  Management continues to anticipate future movements both up and down in the balance of nonperforming assets.  Assets that are currently performing projects may become unviable in the continued sluggish economy or conversely, current problem asset situations may be resolved through improvements in sales, the disposition of the assets or future improvement of the economy.

The Company has 52.4% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of Bank assets as of March 31, 2011. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	70,440	6.71%
Land Only	53,664	5.11%
Office Building	46,226	4.41%
Shopping Center	43,549	4.15%
Manufacturing Business/Industrial	37,049	3.53%
Retail Business Store	33,927	3.23%
Warehouse	33,567	3.20%
Medical Building	32,665	3.11%
Apartment Building	22,702	2.16%
Motel	21,844	2.08%
Land Development Business	19,592	1.87%
Athletic/Recreational/School	17,531	1.67%
Life Insurance	14,228	1.36%
Non-Margin Stock	12,786	1.22%
1-4 Family Investment	11,748	1.12%

FINANCIAL CONDITION:
Total assets as of March 31, 2011, were $1.05 billion, a small increase of $7,000 or 0.7% from December 31, 2010, total assets of $1.04 billion.  While total assets remained fairly constant in the first quarter of 2011, various categories, primarily on the liability side of the balance sheet, experienced movement.  Retail deposits increased in all categories except certificates of deposit, resulting in a net gain in retail deposits of $19.0 million.  Certificates of deposits decreased $5.4 million as the Company does not negotiate rates for single service certificate of deposit customers.  Demand deposits increased $10.0 million, with half of the growth coming from retail consumer demand accounts and the other half coming from commercial demand accounts.  Additionally, the Company had increases in interest checking, savings and money market accounts of $2.6 million, $5.2 million and $6.5 million, respectively.  While a portion of the increase is due to customers receiving tax refunds, the number of transaction accounts increased 325 in the first quarter of 2011 indicating sustainable growth in these accounts
The funds received from transaction account increases were used to pay off $12.1 million of short term borrowings the Company had at year end.  Additionally, $10 million of the increase in transaction accounts were placed in fed funds, as it is anticipated customer tax payments due in April will result in a need for liquid funds. There was little change in the loan and securities portfolios as loans declined $2.8 million or .4% and securities increased $6.4 million or 2.8%.

Shareholders' equity increased $1.7 million during the first three months of 2011.  Retained earnings increased $1.4 million from net income and decreased $303,000 for dividend payments on common and preferred stock, and $27,000 for the amortization of the discount on preferred stock.  Beginning in the third quarter ending September 30, 2009 the Company reduced its quarterly dividends from $.12 to $.01 per share.  Common stock increased $111,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $557,000 for the first three months ended March 31, 2011.

At March 31, 2011, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$109,222	12.78%	$68,375	8.0%	$85,469	10.0%
Indiana Community Bancorp Consolidated	$113,244	13.24%	$68,447	8.0%	$85,559	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$98,408	11.51%	$34,187	4.0%	$51,281	6.0%
Indiana Community Bancorp Consolidated	$102,418	11.97%	$34,223	4.0%	$51,335	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$98,408	9.45%	$41,656	4.0%	$52,070	5.0%
Indiana Community Bancorp Consolidated	$102,418	9.83%	$41,687	4.0%	$52,109	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At March 31, 2011, the Bank had $53.5 million in such borrowings.  In addition at March 31, 2011, the Bank had commitments to purchase loans of $9.4 million, as well as commitments to fund loan originations of $12.0 million, unused home equity lines of credit of $39.4 million and unused commercial lines of credit of $54.1 million, as well as commitments to sell loans of $7.9 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the three months ended March 31, 2011 are not materially different from the results presented on page 14 of the Company’s annual report for the twelve month period ended December 31, 2010.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended March 31, 2011.
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2011	-	$00.00	-	156,612
February 2011	-	$00.00	-	156,612
March 2011	-	$00.00	-	156,612
First Quarter	-	$00.00	-	156,612

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

Indiana Community Bancorp

Date:	May 6, 2011
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