Form 10-Q
period 2011-06-30
INDIANA COMMUNITY BANCORP
filed 2011-08-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 3, 2011.

Common Stock, no par value – 3,422,379 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2011	2010

Assets:	(unaudited)
Cash and due from banks	$15,468	$12,927
Interest bearing demand deposits	169	136
Cash and cash equivalents	15,637	13,063
Securities available for sale at fair value (amortized cost $237,077 and $227,331)	239,857	226,465
Loans held for sale (fair value $2,503 and $7,827)	2,441	7,666
Portfolio loans:
Commercial and commercial mortgage loans	542,019	550,686
Residential mortgage loans	90,877	92,796
Second and home equity loans	90,236	92,557
Other consumer loans	10,734	11,614
Total portfolio loans	733,866	747,653
Unearned income	(229)	(252)
Allowance for loan losses	(14,023)	(14,606)
Portfolio loans, net	719,614	732,795
Premises and equipment	16,968	16,228
Accrued interest receivable	3,681	3,785
Other assets	41,599	43,316
TOTAL ASSETS	$1,039,797	$1,043,318

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$92,150	$86,425
Interest checking	179,467	177,613
Savings	51,106	45,764
Money market	232,572	224,382
Certificates of deposits	295,053	313,854
Retail deposits	850,348	848,038
Public fund certificates	203	5,305
Wholesale deposits	203	5,305
Total deposits	850,551	853,343

FHLB advances	53,657	53,284
Short term borrowing	11,305	12,088
Junior subordinated debt	15,464	15,464
Other liabilities	16,037	20,490
Total liabilities	947,014	954,669

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,210	21,156
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,422,379 and 3,385,079 shares	21,470	21,230
Retained earnings, restricted	48,713	47,192
Accumulated other comprehensive income (loss), net	1,390	(929)

Total shareholders' equity	92,783	88,649
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,039,797	$1,043,318

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income:
Short term investments	$14	$12	$19	$28
Securities	1,481	1,436	2,790	2,511
Commercial and commercial mortgage loans	7,264	7,432	14,889	14,788
Residential mortgage loans	1,041	1,156	2,098	2,371
Second and home equity loans	1,050	1,141	2,122	2,308
Other consumer loans	208	279	427	574
Total interest income	11,058	11,456	22,345	22,580

Interest Expense:
Checking and savings accounts	437	519	833	975
Money market accounts	362	450	715	941
Certificates of deposit	1,454	2,285	3,034	4,717
Total interest on retail deposits	2,253	3,254	4,582	6,633

Public funds	4	2	11	4
Total interest on wholesale deposits	4	2	11	4
Total interest on deposits	2,257	3,256	4,593	6,637

FHLB advances	261	262	521	525
Other borrowings	1	-	4	-
Junior subordinated debt	76	76	152	150
Total interest expense	2,595	3,594	5,270	7,312

Net interest income	8,463	7,862	17,075	15,268
Provision for loan losses	2,689	1,496	4,247	3,591
Net interest income after provision for loan losses	5,774	6,366	12,828	11,677

Non Interest Income:
Gain on sale of loans	350	429	746	786
Gain on securities	10	12	194	12
Other than temporary impairment losses	(7)	-	(7)	(55)
Service fees on deposit accounts	1,543	1,698	2,911	3,182
Loan servicing income, net of impairment	135	121	246	236
Net loss on real estate owned	(24)	(23)	(411)	(361)
Trust and asset management fees	306	300	598	582
Increase in cash surrender value of life insurance	132	151	264	286
Miscellaneous	251	244	496	427
Total non interest income	2,696	2,932	5,037	5,095

Non Interest Expenses:
Compensation and employee benefits	3,865	3,310	7,892	7,059
Occupancy and equipment	958	960	1,980	1,914
Service bureau expense	499	490	984	968
FDIC premium	330	528	876	1,035
Marketing	265	205	486	389
Professional fees	208	211	404	386
Loan expenses	306	251	521	458
Real estate owned expenses	172	137	295	314
Communication expenses	154	169	282	297
Miscellaneous	593	647	1,199	1,196
Total non interest expenses	7,350	6,908	14,919	14,016

Income before income taxes	1,120	2,390	2,946	2,756
Income tax provision	275	705	765	653
Net Income	$845	$1,685	$2,181	$2,103

Basic earnings per common share	$0.16	$0.41	$0.47	$0.45
Diluted earnings per common share	$0.16	$0.41	$0.47	$0.45

Basic weighted average number of common shares	3,364,079	3,358,079	3,364,079	3,358,079
Dilutive weighted average number of common shares	3,367,966	3,358,079	3,367,5355	3,358,079
Dividends per common share	$0.010	$0.010	$0.020	$0.020

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2010	3,385,079	$21,156	$21,230	$47,192	$(929)	$88,649

Comprehensive income:
Net income				2,181		2,181
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $117 and tax effect of $1,327					2,319	2,319
Total comprehensive income						4,500

Common stock compensation expense			2			2
Restricted stock compensation expense			238			238
Restricted stock non vested shares issued	39,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		54		(54)		-
Common stock cash dividends				(68)		(68)
Preferred stock cash dividends				(538)		(538)
Balance at June 30, 2011	3,422,379	$21,210	$21,470	$48,713	$1,390	$92,783

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				2,103		2,103
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $7 and tax effect of $349					703	703
Total comprehensive income						2,806

Common stock compensation expense			16			16
Restricted stock compensation expense			21			21
Restricted stock non vested shares issued	27,000
Amortization of discount on preferred stock		51		(51)		-
Common stock cash dividends				(67)		(67)
Preferred stock cash dividends				(538)		(538)
Balance at June 30, 2010	3,385,079	$21,105	$21,097	$44,309	$651	$87,162

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended
(unaudited)	June 30,
	2011	2010
Cash Flows From Operating Activities:
Net income	$2,181	$2,103
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	2,940	2,129
Provision for loan losses	4,247	3,591
Stock based compensation expense	240	37
Provision/(benefit) for deferred income taxes	149	(626)
Net gain from sale of loans	(746)	(786)
Gain on securities	(194)	(12)
Other than temporary impairment losses	7	55
Net loss from real estate owned	411	361
Loan fees deferred (recognized), net	(27)	90
Proceeds from sale of loans held for sale	34,468	36,518
Origination of loans held for sale	(28,497)	(32,952)
Decrease in accrued interest and other assets	4	2,854
Decrease in other liabilities	(549)	(311)
Net Cash From Operating Activities	14,634	13,051

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	6,662	(16,396)
Proceeds from:
Maturities/repayments of securities held to maturity	-	415
Maturities/repayments of securities available for sale	35,874	84,680
Sale of securities available for sale	32,397	73,791
Real estate owned and other asset sales	1,485	1,128
Federal Home Loan Bank stock	944	-
Purchases of:
Loans	(199)	(404)
Securities held to maturity	-	(50)
Securities available for sale	(83,640)	(233,293)
Acquisition of property and equipment	(1,402)	(1,734)
Disposal of property and equipment	-	48
Net Cash Used In Investing Activities	(7,879)	(91,815)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	(2,792)	35,389
Proceeds from advances from FHLB	-	67,012
Repayment of advances from FHLB	-	(55,000)
Prepayment penalty on modification of FHLB advances	-	(2,456)
Net repayments of overnight borrowings	(783)	-
Payment of dividends on preferred stock	(538)	(538)
Payment of dividends on common stock	(68)	(67)
Net Cash From (Used In) Financing Activities	(4,181)	44,340

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,574	(34,424)
Cash and cash equivalents, beginning of period	13,063	52,061
Cash and Cash Equivalents, End of Period	$15,637	$17,637

Supplemental Information:
Cash paid for interest	$5,273	$7,390
Cash paid for income taxes	$1,070	$-
Non cash items:
Assets acquired through foreclosure	$2,498	$1,071
Transfer to securities available for sale from held to maturity	$-	$3,273
Securities trades not settled	$-	$3,312
See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2011, and for the three and six month periods ended June 30, 2011 and 2010, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not the primary beneficiary of the Trust.  The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2011	2010	2011	2010
Basic EPS:
Weighted average common shares	3,364,079	3,358,079	3,364,079	3,358,079

Diluted EPS:
Weighted average common shares	3,364,079	3,358,079	3,364,079	3,358,079
Dilutive effect of stock options	3,887	-	3,456	-
Weighted average common and incremental shares	3,367,966	3,358,079	3,367,535	3,358,079

Anti-dilutive options	280,422	300,965	280,422	300,965

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net income	$845	$1,685	$2,181	$2,103
Less preferred stock dividend	269	272	538	540
Less restricted stock dividend	-	-	1	-
Less amortization of preferred stock discount	27	25	54	50
Net income available to common shareholders	$549	$1,388	$1,588	$1,513

Basic Earnings per Common Share	$0.16	$0.41	$0.47	$0.45
Diluted Earnings per Common Share	$0.16	$0.41	$0.47	$0.45

Unearned restricted and nonvested shares have been excluded from the computation of average shares outstanding.

3. Comprehensive Income
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income as of and for the six month period ended June 30, 2011 and 2010. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Six months ended June 30, 2011
Unrealized gains from securities available for sale	$3,646	$(1,327)	$2,319	$2,780	$(948)	$1,832
Supplemental Retirement Plan Obligations	-	-	-	(731)	289	(442)
Total accumulated other Comprehensive income	$3,646	$(1,327)	$2,319	$2,049	$(659)	$1,390

Six months ended June 30, 2010
Unrealized gains from securities available for sale	$1,052	$(349)	$703	$1,654	$(557)	$1,097
Supplemental Retirement Plan Obligations	-	-	-	(738)	292	(446)
Total accumulated other Comprehensive income	$1,052	$(349)	$703	$916	$(265)	$651

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

5. Pension and Other Retirement Benefit Plans
The Company participates in a noncontributory multi-employer pension plan, which prior to April 1, 2008, covered all qualified employees.  The Company froze its defined benefit pension plan effective April 1, 2008.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $424,000 and $276,000 for the six months ended June 30, 2011 and 2010, respectively.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2011 and 2010, respectively.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three and six months ended June 30, 2011 and 2010, is estimated as follows: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2011	2010	2011	2010

Service cost	$28	$26	$56	$52
Interest cost	53	54	107	108
Amortization of prior service cost	14	14	27	27
Amortization of actuarial losses	-	-	1	-
Net periodic benefit cost	$95	$94	$191	$187

The Bank previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to pay benefits of $262,000 in 2011.  As of June 30, 2011, the Bank has paid $131,000 in benefits and presently anticipates paying an additional $131,000 in fiscal 2011.

6. Repurchases of Company Common Stock
During the six months ended June 30, 2011, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of June 30, 2011, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

8. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At June 30, 2011 and December 31, 2010, these contingent obligations were approximately $11.4 million and $27.6 million, respectively.  Management believes it is remote that, as of June 30, 2011, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
Municipal bonds	$-	$58,108	$-	$58,108
Asset backed securities	-	7	-	7
Collateralized mortgage obligations issued by:
Agencies	-	50,300	-	50,300
Private label	-	83,732	-	83,732
Mortgage backed securities issued by agencies	-	45,689	-	45,689
Corporate debt	-	1,646	-	1,646
Bond money market funds	300	-	-	300
Equity securities	-	-	75	75
Securities available for sale	$300	$239,482	$75	$239,857

December 31, 2010
Municipal bonds	$-	$63,854	$-	$63,854
Asset backed securities	-	42	-	42
Collateralized mortgage obligations issued by:
Agencies	-	50,599	-	50,599
Private label	-	96,407	-	96,407
Mortgage backed securities issued by agencies	-	13,261	-	13,261
Corporate debt	-	1,459	-	1,459
Bond money market funds	768	-	-	768
Equity securities	-	-	75	75
Securities available for sale	$768	$225,622	$75	$226,465

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2011 and 2010.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Level 3 Instruments Only	2011	2010	2011	2010
Beginning Balance	$75	$27,775	$75	$75
Purchases	-	40,284	-	88,978
Settlements	-	(67,984)	-	(88,978)
Ending Balance	$75	$75	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three and six months ended June 30, 2011 and 2010.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2011
Impaired loans	-	-	19,093	19,093
Other real estate owned	-	-	-	-

December 31, 2010
Impaired loans			33,170	33,170
Other real estate owned	-	-	1,602	1,602

At June 30, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $21.3 million and had been written down to a fair value of $19.1 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $36.3 million and had been written down to a fair value of $33.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At June 30, 2011, there was no other real estate owned reported at fair value less cost to sell measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2010, other real estate owned was reported at fair value less cost to sell of $1.6 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	June 30, 2011		Dec. 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$15,637	$15,637	$13,063	$13,063
Securities available for sale	239,857	239,857	226,465	226,465
Loans held for sale	2,441	2,503	7,666	7,827
Loans, net	719,614	733,559	732,795	761,838
Accrued interest receivable	3,681	3,681	3,785	3,785
Federal Home Loan Bank stock	6,563	6,563	7,507	7,507

Liabilities:
Deposits	850,551	857,204	853,343	861,739
FHLB advances	53,657	55,112	53,284	55,028
Junior subordinated debt	15,464	11,864	15,464	9,281
Short-term borrowings	11,305	11,305	12,088	12,088
Advance payments by borrowers for taxes and insurance	290	290	272	272
Accrued interest payable	81	81	84	84

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

The fair value estimates presented herein are based on information available to management at June 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Securities
Securities are summarized as follows: (in thousands)

	June 30, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available for Sale:
Municipal bonds	$55,538	$2,668	$(98)	$58,108	$62,925	$1,509	$(580)	$63,854
Asset backed securities	100	-	(93)	7	100	-	(58)	42
Collateralized mortgage obligations issued by:
Agencies	49,617	684	(1)	50,300	50,714	364	(479)	50,599
Private label	83,813	378	(459)	83,732	97,396	138	(1,127)	96,407
Mortgage backed securities
issued by agencies	45,666	149	(126)	45,689	13,386	107	(232)	13,261
Corporate debt	1,968	-	(322)	1,646	1,967	-	(508)	1,459
Bond money market funds	300	-	-	300	768	-	-	768
Equity securities	75	-	-	75	75	-	-	75
Total Available for Sale	$237,077	$3,879	$(1,099)	$239,857	$227,331	$2,118	$(2,984)	$226,465

Certain securities, with amortized cost of $374,000 and fair value of $408,000 at June 30, 2011, and amortized cost of $379,000 and fair value of $408,000 at December 31, 2010 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  Certain securities, with amortized cost of $21.5 million and fair value of $21.9 million at June 30, 2011, and amortized cost of $1.3 million and fair value of $1.4 million at December 31, 2010 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at June 30, 2011 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value

Municipal bonds:
Due in one year or less	$1,805	$1,824
Due after 1 year through 5 years	12,499	13,025
Due after 5 years through 10 years	32,804	34,640
Due after 10 years	8,430	8,619
Asset back securities	100	7
Collateralized mortgage obligations issued by:
Agencies	49,617	50,300
Private label	83,813	83,732
Mortgage backed securities issued by agencies	45,666	45,689
Corporate debt:
Due after 10 years	1,968	1,646
Bond money market funds	300	300
Equity securities	75	75
Total	$237,077	$239,857

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Proceeds from sales	$17,218	$25,414	$32,397	$73,791
Gross gains on securities	103	12	398	12
Gross losses on securities	93	-	204	-
Other than temporary impairment losses	7	-	7	55
Tax expense on realized security gains/losses	4	5	77	5

During 2011 and 2010 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

11. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

In reviewing its available for sale securities at June 30, 2011, for other than temporary impairment, management considered the change in market value of the securities in the first two quarters of 2011, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on this criteria management concluded that no additional OTTI charge was required.

At June 30, 2011, the Company had two corporate debt securities with a face amount of $2.0 million and an unrealized loss of $322,000, which is an improvement of $49,000 over the prior quarter.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

Additionally, the Company had 21 private label CMO securities in the available for sale portfolio which have been in an unrealized loss position for greater than 12 months.  These securities have an amortized cost of $606,000 and an unrealized loss of $164,000.  All but one of these securities consisted of small balances ranging from $1,000 to $98,000, with an average balance of $18,000.  The other security had an amortized cost of $247,000 and an unrealized loss of $2,000.  Management believes the small illiquid nature of these securities has resulted in a depressed market value.  As of June 30, 2011, all required cash flows had been received on each of the 21 securities, an indication for receiving future expected cash flows.

Investments that have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 are summarized as follows: (dollars in thousands)

As of June 30, 2011	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$1	$(17)	$6	$(76)	$7	$(93)
Collateralized mortgage obligations issued by:
Agencies	3,887	(1)	-	-	3,887	(1)
Private Label	36,955	(295)	443	(164)	37,398	(459)
Mortgage backed securities issued by agencies	24,008	(126)	-	-	24,008	(126)
Corporate debt	-	-	1,646	(322)	1,646	(322)
Municipal bonds	6,221	(84)	878	(14)	7,099	(98)
Total Temporarily Impaired Securities	$71,072	$(523)	$2,973	$(576)	$74,045	$(1,099)

As of December 31, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$15	$(3)	$27	$(55)	$42	$(58)
Collateralized mortgage obligations issued by:
Agencies	20,969	(479)	-	-	20,969	(479)
Private Label	69,290	(967)	468	(160)	69,758	(1,127)
Mortgage backed securities issued by agencies	9,914	(232)	-	-	9,914	(232)
Corporate debt	-	-	1,459	(508)	1,459	(508)
Municipal bonds	12,841	(543)	855	(37)	13,696	(580)
Total Temporarily Impaired Securities	$113,029	$(2,224)	$2,809	$(760)	$115,838	$(2,984)

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

At June 30, 2011 and December 31, 2010, deposit overdrafts of $146,000 and $145,000, respectively, were included in portfolio loans.

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three months ended June 30, 2011.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,758	$754	$777	$289	$14,578
Provision for loan losses	2,704	(11)	(25)	21	2,689
Loan charge-offs	(3,068)	(99)	(163)	(78)	(3,408)
Recoveries	114	1	11	38	164
Balance at End of Period	$12,508	$645	$600	$270	$14,023

The following tables present by portfolio segment, the activity in the allowance for loan losses for the six months ended June 30, 2011 and balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of June 30, 2011 and December 31, 2010.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	4,300	(16)	(74)	37	4,247
Loan charge-offs	(4,617)	(139)	(202)	(159)	(5,117)
Recoveries	185	1	18	83	287
Balance at End of Period	$12,508	$645	$600	$270	$14,023
Ending balance: individually evaluated for impairment	$3,071	$-	$-	$-	$3,071
Ending balance: collectively evaluated for impairment	$9,437	$645	$600	$270	$10,952
Loans:
Balance at End of Period	$542,019	$90,877	$90,236	$10,734	$733,866
Ending balance: individually evaluated for impairment	$54,931	$-	$-	$-	$54,931
Ending balance: collectively evaluated for impairment	$487,088	$90,877	$90,236	$10,734	$678,935

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of December 31, 2010
Allowance for loan losses:
Balance at End of Period	$12,640	$799	$858	$309	$14,606
Ending balance: individually evaluated for impairment	$3,455	$-	$-	$-	$3,455
Ending balance: collectively evaluated for impairment	$9,185	$799	$858	$309	$11,151
Loans:
Balance at End of Period	$550,686	$92,796	$92,557	$11,614	$747,653
Ending balance: individually evaluated for impairment	$54,450	$-	$-	$-	$54,450
Ending balance: collectively evaluated for impairment	$496,236	$92,796	$92,557	$11,614	$693,203

The risk characteristics of each loan portfolio segment are as follows:

Commercial and Commercial Mortgage (including commercial construction loans)
Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value.  Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial mortgage loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial mortgage lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  Commercial mortgage loans may be more adversely affected by conditions in the real estate markets or in the general economy.  The properties securing the Company’s nonresidential and multi-family real estate portfolio are diverse in terms of type and geographic location.  Management monitors and evaluates these loans based on collateral, geography and risk grade criteria.  As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk.  In addition, management tracks the level of owner-occupied real estate loans versus non-owner occupied loans.

Commercial mortgage construction loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of absorption and lease rates and financial analysis of the developers and property owners.  Construction loans are generally based on estimates of costs and value associated with the complete project.  These estimates may be inaccurate.  Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions and the availability of long-term financing.

Residential mortgage, Seconds, Home Equity and Consumer
With respect to residential loans that are secured by one-to-four family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires PMI if that ratio is exceeded.  Second and home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that have not exhibited any delinquency.  As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of June 30, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$444,190	$32,271	$86,024	$90,015	$10,435	$662,935
Special mention	8,564	-	65	-	-	8,629
Substandard	51,293	9,119	1,370	221	299	62,302
Balance at End of Period	$504,047	$41,390	$87,459	$90,236	$10,734	$733,866

As of December 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,503	$42,921	$85,045	$91,790	$11,342	$666,601
Special mention	15,682	2,134	372	78	-	18,266
Substandard	51,750	8,745	1,330	689	272	62,786
Balance at End of Period	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2011 and December 31, 2010:  (dollars in thousands)

As of June 30, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$450	$-	$965	$573	$71	$2,059
60-89 days past due	-	-	-	-	19	19
Past due 90 days or more	-	-	87	-	-	87
Nonaccrual	20,589	3,406	1,139	221	76	25,431
Total Past Due	21,039	3,406	2,191	794	166	27,596
Current	483,008	37,984	85,268	89,442	10,568	706,270
Total Loans	$504,047	$41,390	$87,459	$90,236	$10,734	$733,866

As of Dec. 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$2,770	$-	$1,447	$687	$68	$4,972
60-89 days past due	-	-	-	78	21	99
Past due 90 days or more	-	-	92	-	-	92
Nonaccrual	12,893	5,189	1,412	678	106	20,278
Total Past Due	15,663	5,189	2,951	1,443	195	25,441
Current	487,272	48,611	83,796	91,114	11,419	722,212
Total Loans	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

A loan is considered impaired, in accordance with the impairment accounting guidance (ASC 310-10-35-16), when based on current information and events, it is probable the Company will be unable to collect all amounts due from the borrower in accordance with the contractual terms of the loan.  Impaired loans include nonperforming commercial and commercial mortgage loans (including construction loans) but also include loans modified in troubled debt restructurings where concessions have been granted to borrowers experiencing financial difficulties.  These concessions could include a reduction in the interest rate on the loan, payment extensions, forgiveness of principal, forbearance or other actions intended to maximize collection.

The following is a summary by class of information pertaining to impaired loans as of June 30, 2011 and December 31, 2010:  (dollars in thousands)

As of June 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial and commercial mortgage loans	$35,031	$41,473	$-
Construction loans	4,686	5,651	-
Total Impaired Loans with No Related Allowance Recorded	$39,717	$47,124	$-

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$10,782	$10,782	$1,941
Construction loans	4,432	4,432	1,130
Total Impaired Loans with an Allowance Recorded	$15,214	$15,214	$3,071

Impaired Loans:
Commercial and commercial mortgage loans	$45,813	$52,255	$1,941
Construction loans	9,118	10,083	1,130
Total Impaired Loans	$54,931	$62,338	$3,071

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial and commercial mortgage loans	$18,141	$18,478	$-
Construction loans	3,984	5,810	-
Total Impaired Loans with No Related Allowance Recorded	$22,125	$24,288	$-

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$27,593	$30,435	$2,325
Construction loans	4,732	4,732	1,130
Total Impaired Loans with an Allowance Recorded	$32,325	$35,167	$3,455

Impaired Loans:
Commercial and commercial mortgage loans	$45,734	$48,913	$2,325
Construction loans	8,716	10,542	1,130
Total Impaired Loans	$54,450	$59,455	$3,455

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2011:  (dollars in thousands)

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$49,737	$459	$48,403	$1,010
Construction loans	9,293	74	9,100	129
Total Impaired Loans	$59,030	$533	$57,503	$1,139
Commercial and commercial mortgage loans cash basis interest included above		$2		$40

Allowance for Loan Losses Methodology and Related Polices
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  Impaired loans are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s impaired loans are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing TDRs.  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, a 20% discount, based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

The Company promptly charges off commercial loans, or portion thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to: a) the deteriorating financial condition of the borrower; b) declining collateral values, and/or c) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

When cash payments are received on impaired loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.  For impaired loans where the Company utilizes the present value of expected future cash flows to determine the level of impairment, the Company reports the entire change in present value as bad-debt expense. The Company does not record any increase in the present value of cash flows as interest income.

Consistent with regulatory guidance, charge-offs for all loan segments are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as assets is not warranted.  The Company promptly charges these loans off in the period the uncollectible loss amount is reasonably determined.  The Company charges off consumer related loans which include 1-4 family first mortgages, second and home equity loans and other consumer loans or portions thereof when the Company reasonably determines the amount of the loss.  However, the charge offs generally are not made earlier than the applicable regulatory timeframes.  Such regulatory timeframes provide for the charge down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge off of unsecured open end loans when the loan is 180 days past due and charge down to the net realizable value when other secured loans are 120 days past due.  For all loan classes, the entire balance of the loan is considered delinquent if the minimum payment contractually required to be paid is not received by the contractual due date.

For all loan segments, the allowance for loan losses is established through a provision for loan losses. Loan losses are charged against the allowance when management believes the loans are uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is maintained at a level management considers to be adequate to absorb estimated incurred loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans.  The allowance is based on ongoing assessments of the estimated incurred losses inherent in the loan portfolio.  The Company’s methodology for assessing the appropriate allowance level consists of several key elements, as described below.

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of June 30, 2011, the time frame used to determine charge off percentages was October 1, 2008 through June 30, 2011.  Based on this change in the historical loss period utilized, the allowance increased by approximately $1.9 million for the three months ended June 30, 2011 and $500,000 for the six months ended June 30, 2011 as compared to the calculated allowance levels had the previous historical loss periods been utilized.

In addition to the specific reserves and the allocations based on historical loss rates, qualitative/environmental factors are used to recognize estimated incurred losses inherit in the portfolio not reflected in the historical loss allocations utilized.  The qualitative/environmental factors include considerations such as the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, examination results from bank regulatory agencies and the Company’s credit review function.  The qualitative/environmental portion of the allowance is assigned to the various loan categories based on management’s perception of estimated incurred risk in the different loan categories and the principal balance of the loan categories.

13. New Accounting Pronouncements
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”) which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Management is currently in the process of determining what effect the provisions of this statement will have on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-4. “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”) which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements are not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5. “Presentation of Comprehensive Income” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

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

Allowance for Loan Losses
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  Impaired loans are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s impaired loans are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing TDRs.  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, a 20% discount, based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

The Company promptly charges off commercial loans, or portion thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to: a) the deteriorating financial condition of the borrower; b) declining collateral values, and/or c) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

When cash payments are received on impaired loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.  For impaired loans where the Company utilizes the present value of expected future cash flows to determine the level of impairment, the Company reports the entire change in present value as bad-debt expense. The Company does not record any increase in the present value of cash flows as interest income.

Consistent with regulatory guidance, charge-offs for all loan segments are taken when specific loans, or portions thereof, are considered uncollectible and of such little value that their continuance as assets is not warranted.  The Company promptly charges these loans off in the period the uncollectible loss amount is reasonably determined.  The Company charges off consumer related loans which include 1-4 family first mortgages, second and home equity loans and other consumer loans or portions thereof when the Company reasonably determines the amount of the loss.  However, the charge offs generally are not made earlier than the applicable regulatory timeframes.  Such regulatory timeframes provide for the charge down of 1-4 family first and junior lien mortgages to the net realizable value less costs to sell when the loan is 180 days past due, charge off of unsecured open end loans when the loan is 180 days past due and charge down to the net realizable value when other secured loans are 120 days past due.  For all loan classes, the entire balance of the loan is considered delinquent if the minimum payment contractually required to be paid is not received by the contractual due date.

For all loan segments the allowance for loan losses is established through a provision for loan losses. Loan losses are charged against the allowance when management believes the loans are uncollectible.  Subsequent recoveries, if any, are credited to the allowance.  The allowance for loan losses is maintained at a level management considers to be adequate to absorb estimated incurred loan losses inherent in the portfolio, based on evaluations of the collectability and historical loss experience of loans.  The allowance is based on ongoing assessments of the estimated incurred losses inherent in the loan portfolio.  The Company’s methodology for assessing the appropriate allowance level consists of several key elements, as described below.

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.

Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy.  Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of June 30, 2011, the time frame used to determine charge off percentages was October 1, 2008 through June 30, 2011.

In addition to the specific reserves and the allocations based on historical loss rates, qualitative/environmental factors are used to recognize estimated incurred losses inherit in the portfolio not reflected in the historical loss allocations utilized.  The qualitative/environmental factors include considerations such as the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs, nonaccrual and problem loans), changes in the internal lending policies and credit standards, collection practices, examination results from bank regulatory agencies and the Company’s credit review function.  The qualitative/environmental portion of the allowance is assigned to the various loan categories based on management’s perception of estimated incurred risk in the different loan categories and the principal balance of the loan categories.

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

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2011 Compared to Quarter Ended June 30, 2010

General
The Company reported net income of $845,000 for the quarter ended June 30, 2011, compared to net income of $1,685,000 million for the quarter ended June 30, 2010 a decrease of $840,000 or 49.9%.  Basic and diluted earnings per common share were $0.16 and $0.41, for the quarters ended June 30, 2011 and 2010, respectively.  The primary reason for the decrease in net income for the quarter ended June 30, 2011, was the $1.2 million increase in the provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses increased $601,000 or 7.6% to $8.5 million for the quarter ended June 30, 2011, as compared to $7.9 million for the quarter ended June 30, 2010.  The net interest margin increased 21 basis points from 3.28% for the quarter ended June 30, 2010 to 3.49% for the quarter ended June 30, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 42 basis points, than the rates earned on interest bearing assets, which declined 21 basis points, for the two comparative quarters.  The average rates paid for retail deposits decreased approximately 48 basis points for the quarter ended June 2011, as compared to the quarter ended June 2010. Another factor contributing to the increase in net interest income was the $9.6 million net increase in interest earning assets over interest bearing liabilities.

Provision for Loan Losses
The provision for loan losses increased $1.2 million to $2.7 million for the quarter ended June 30, 2011, compared to $1.5 million for the quarter ended June 30, 2010.  Net charge offs were $3.2 million for the current quarter compared to $1.8 million for the second quarter of 2010.  These charge offs were primarily due to three commercial relationships.  One of the relationships is approximately $8.4 million and is collateralized by three residential land development loans, one of which is a developed subdivision and two are raw land.  Although these loans were being monitored by the Company, and classified as impaired prior to the second quarter of 2011, the loans were performing as agreed until the second quarter of 2011.  The borrower declared bankruptcy in the second quarter of 2011 and loans were placed on non-accrual status.  Based on the changes in the borrower’s financial position and the Company’s workout strategy, an updated appraisal and other fair value data was obtained. (Prior fair value assessments were based on 2010 appraisals.)  Based on updated information, the Company charged off $2.3 million on these land development loans, of which $725,000 had been reserved in a prior year.  These charge off amounts were determined on the two raw land loans based on appraisal value less cost to sell.  A discounted cash flow analysis was used to determine the charge off required on the developed subdivision based on a letter of intent the customer has received related to negotiations for take down on lots and eventual purchase of the property.  The second commercial relationship is approximately $1.3 million and is primarily collateralized by two condominium projects.  The Company had a purchase contract on these properties which closed in the third quarter of 2011.  A charge off of $416,000 was required to bring the balance on this relationship down to the contract amount which was determined in the second quarter of 2011. The Company did not provide the financing for the new owner.  The third relationship is collateralized by a golf course.  The customer has a purchase contract on this property, which is expected to close in the second half of 2011.  A $271,000 charge off was recorded on this property to bring the outstanding balance down to the contract amount which was determined in the second quarter of 2011.  The Company anticipates providing short term financing on the remaining purchase contract, however there can be no guarantee that the sale will occur.  With the exception of the $725,000 which was reserved for in a previous year, the amounts charged off in the second quarter of 2011 were also expensed during the second quarter of 2011.

The allowance for loan losses decreased $555,000 during the second quarter due primarily to a $725,000 specific reserve that was charged off in the second quarter, but reserved for in a prior year. See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the three month periods ended June 30, 2011 and 2010 is as follows:

Quarter ended June 30: (in thousands)	2011	2010

Allowance beginning balance	$14,578	$14,595
Provision for loan losses	2,689	1,496
Charge-offs	(3,408)	(1,809)
Recoveries	164	57
Allowance ending balance	$14,023	$14,339

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was $5.8 million for the three month period ended June 30, 2011; a decrease of $592,000, as compared to net interest income of $6.4 million for the three month period ended June 30, 2010.

Interest Income
Total interest income for the three month period ended June 30, 2011 decreased $398,000 or 3.5% from $11.5 million for the quarter ending June 30, 2010 to $11.1 million for the quarter ending June 30, 2011.  The primary factor influencing the decrease in interest income is the 21 basis point decrease in the rates earned on average balances of interest bearing assets.  This decrease in rates earned reflects the continuing declining rate environment, as well as the increase in average non accrual loans of approximately $4.9 million for the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010.

Interest Expense
Total interest expense for the three month period ended June 30, 2011 decreased $999,000 or 27.8% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 42 basis points, from the three month period ended June 30, 2010 compared to the three month period ended June 30, 2011.  The decrease in rates paid on interest bearing liabilities resulted from the changing mix of demand and interest bearing liabilities.  Demand accounts, which currently do not earn interest, increased $14.1 million.  Average interest checking balances remained relatively stable, increasing $1.6 million.   An increase in average balance of money market accounts was $12.5 million.  The decrease in average balances of higher costing certificates of deposit was $36.2 million over the same two comparable periods.  The average rate paid on all retail deposits decreased approximately 48 basis points over the same comparative periods.

Non Interest Income
Total non interest income decreased $236,000 or 8.1% to $2.7 million for the quarter.  This decrease was the result of decreases in service fees on deposit accounts of $155,000 or 9.1% and a decrease in gain of the sale of loans of $79,000 or 18.4%.  The decrease in service fees on deposits was driven by a net reduction in overdraft privilege fees of $175,000 or 17.9%.  In the third quarter of 2010, regulatory changes required customers to opt-in to the overdraft privilege protection program.  Additionally, in the current challenging economy customers have developed more conservative spending habits, thereby avoiding overdraft fees.  The decrease in gain on sale of loans reflects the $3.1 million decrease in loan originations for sale in the two comparative quarters. While residential mortgage rates remain at historically low levels, the past two years have seen multiple refinancing periods when customers who were qualified to refinance their homes did so.  This past refinancing activity has reduced the potential number of customers interested in refinancing their homes.

Non Interest Expenses
Non interest expenses increased $442,000 or 6.4% to $7.4 million for the quarter.  Compensation and employee benefits accounted for the majority of the increase in non interest expense for the quarter, increasing $555,000 or 16.8%.  This increase was primarily due to the decision, in the second quarter of 2010, to terminate the Company’s long term incentive plan, (LTIP).  The termination of the LTIP resulted in a $327,000 credit to compensation and employee benefits in second quarter of 2010.  Additionally, the cost of equity incentive plans, implemented in 2010, increased $107,000 over the two comparative quarters.  Also, costs related to funding the Company’s frozen pension plan increased $74,000.  Offsetting the increase to compensation and employee benefit expense was a reduction in Federal Deposit Insurance Corporation, (FDIC) insurance premiums in the second quarter of 2010.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Company benefitted from the change in the assessment base, reducing deposit premiums by $198,000 over the two comparative quarters.

Taxes
Pretax income for the quarter ended June 30, 2011 was $1.1 million compared to $2.4 million for the quarter ended June 30, 2010.  In the quarter ended June 30, 2011, the Company recorded pretax income of $1.1 million resulting in a tax expense of $275,000 after considering permanent federal and state tax differences of approximately $208,000 and $1.1 million, respectively.  In the quarter ended June 30, 2010, the Company recorded pretax income of $2.4 million that resulting in a tax expense of $705,000 after considering federal and state permanent tax differences of approximately $295,000 and $1.2 million, respectively.

RESULTS OF OPERATIONS:
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

General
The Company reported net income of $2,181,000 for the six months ended June 30, 2011, compared to net income of $2,103,000 for the six months ended June 30, 2010 an increase of $78,000 or 3.7%.  Basic and diluted earnings per common share were $0.47 and $0.45, for the six months ended June 30, 2011 and 2010, respectively.

Net Interest Income
Net interest income before provision for loan losses increased $1.8 million or 11.8% to $17.1 million for the six months ended June 30, 2011, as compared to $15.3 million for the six months ended June 30, 2010.  The net interest margin increased 29 basis points from 3.24% for the six months ended June 30, 2010 to 3.53% for the six months ended June 30, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 46 basis points, than the rates earned on interest bearing assets, which declined 17 basis points, for the two comparative six month periods.  The largest contributor to the decrease in the interest bearing liability rate was an 80 basis point decrease in average rates paid for certificates of deposits for the six months ended June 2011, as compared to the six months ended June 2010. Another factor contributing to the increase in net interest income was the $12.4 million net increase in interest earning assets over interest bearing liabilities.

Provision for Loan Losses
The provision for loan losses increased $656,000 to $4.2 million for the six months ended June 30, 2011, compared to $3.6 million for the six months ended June 30, 2010.  Net charge offs were $4.8 million for the six months ended June 30, 2011 compared to $2.4 million for the six months ended June 30, 2010.  In addition to the charge offs previously discussed in the June 30 quarterly comparison, two large charge offs were taken in the quarter ended March 31, 2011.  One was a $640,000 charge off related to a commercial real estate loan collateralized by a shopping center that continues to experience low occupancy rates.  The other charge off was $540,000 related to a commercial loan to a leasing company that continues to experience slow activity.

The allowance for loan losses decreased $583,000 during the first six months of 2011 due primarily to a $725,000 specific charge off that occurred in June 2011 that had been reserved for in prior years.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the loan loss allowance for the six month periods ended June 30, 2011 and 2010 is as follows:

Six months ended June 30: (in thousands)	2011	2010

Allowance beginning balance	$14,606	$13,113
Provision for loan losses	4,247	3,591
Charge-offs	(5,117)	(2,488)
Recoveries	287	123
Allowance ending balance	$14,023	$14,339

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was $12.8 million for the six month period ended June 30, 2011; an increase of $1.1 million or 9.9%, as compared to net interest income of $11.7 million for the six month period ended June 30, 2010.

Interest Income
Total interest income for the six month period ended June 30, 2011 decreased $235,000 or 1.0% from $22.6 million for the six month period ended June 30, 2010 to $22.3 million for the six month period ended June 30, 2011.   The primary factors influencing the decrease in interest income were the change in mix of interest earning assets coupled with declining rates earned on average interest earning assets for the two comparative six month periods.  Average balances of securities increased $30.7 million, while the rate earned on securities decreased 12 basis points. Average balances of commercial and commercial real estate increased $11.1 million while the rate earned on commercial and commercial real estate interest decreased 8 basis points.   Average balances of residential mortgages and second and home equity loans decreased $3.7 million and $4.6 million, respectively.  Interest rates earned on residential mortgages and second and home equity loans decreased 43 basis points and 110 basis points, respectively.

Interest Expense
Total interest expense for the six month period ended June 30, 2011 decreased $2.0 million or 27.9% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 46 basis points, from the six month period ended June 30, 2010 compared to the six month period ended June 30, 2011. Similarly to the previous quarterly discussion, the decrease in rates paid on interest bearing liabilities resulted from the changing mix of demand and interest bearing liabilities.  Demand accounts, which currently do not earn interest, increased $13.7 million.  Average balances of interest checking and money market accounts increased $7.7 million and $14.4 million, respectively.   The decrease in average balances of higher costing certificates of deposit was $33.4 million over the same two comparable periods.  The average rate paid on certificates of deposits decreased approximately 80 basis points over the same comparative periods.

Non Interest Income
Total non interest income decreased $58,000 or 1.1% to $5.0 million for the six months ended June 30, 2011.  There were primarily two offsetting factors that resulted in this decrease.  For the two comparative six month periods service fees on deposit accounts declined $271,000 or 8.52%.  As in the quarterly discussion, the decrease in service fees on deposits was driven by a net reduction in overdraft privilege fees of $322,000 or 17.8%.  Offsetting this decrease was an increase in gain on sale of securities of $182,000.  The $182,000 increase in gain on sale of securities resulted from harvesting gains in the portfolio which were being repaid at par.

Non Interest Expenses
Non interest expenses increased $903,000 or 6.4% to $14.9 million for the six months.  Compensation and employee benefits accounted for the majority of the increase in non interest expense for the six months increasing $833,000 or 11.8%.  The explanation of the year to date increase in compensation and employee benefits mirrors the quarterly explanation.  The termination of the LTIP in the second quarter of 2010 resulted in a $327,000 credit to compensation and employee benefits.  Additionally, the cost of equity incentive plans, implemented in 2010, increased $217,000 over the two comparative year to date periods.  Also, costs related to funding the Company’s frozen pension plan increased $148,000.  Offsetting the increase to compensation and employee benefit expense was a reduction in FDIC insurance premiums for the six month period ended June 30, 2011 of $159,000 or 15.4%.  As mentioned previously effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.

Taxes
In the six months ended June 30, 2011, the Company recorded pretax income of $2.9 million resulting in a tax expense of $765,000 after considering permanent federal and state tax differences of approximately $451,000 and $2.3 million, respectively.  In the six months ended June 30, 2010, the Company recorded pretax income of $2.8 million that resulting in tax expense of $653,000 after considering federal and state permanent tax differences of approximately $583,000 and $2.2 million, respectively.

Asset Quality
The following table sets forth information concerning non-performing assets of the Company.  Real estate owned includes property acquired in settlement of foreclosed loans that is carried at net realizable value. (dollars in thousands)

As of	June 30, 2011	December 31, 2010
Non-accruing loans
Residential mortgage loans	$1,139	$1,412
Commercial and commercial real estate loans	23,995	18,082
Second and home equity loans	221	678
Other consumer loans	76	106
Total	25,431	20,278

90 days past due and still accruing loans
Residential mortgage loans	87	92
Total	87	92

Troubled debt restructured loans	10,850	9,684
Total non performing loans	36,368	30,054
Real estate owned	4,991	4,389
Total non-performing assets	$41,359	$34,443
Non-performing assets to total assets	3.98%	3.30%
Non-performing loans to total loans	4.95%	4.02%
Allowance for loan losses to non-performing loans	38.57%	48.60%

Nonperforming assets to total assets increased to 3.98% at June 30, 2011 from 3.30% at December 31, 2010.  Nonperforming loans to total gross loans increased to 4.95% at June 30, 2011 from 4.02% at December 31, 2010.  Total non-performing assets increased $9.9 million for the second quarter and $6.9 million year-to-date to $41.4 million at June 30, 2011.  The increase in non-performing assets from December 31, 2010 to June 30, 2011 was primarily due to an increase in non-performing loans which reduced the coverage ratio (allowance to non-performing loans) from 49% at December 31, 2010 to 39% at June 30, 2011.  The increase in non-performing loans for the quarter was primarily due to the commercial relationship with a remaining balance of $8.4 million collateralized by three land loans and the commercial relationship with a remaining balance of $2.3 million collateralized by a golf course, previously discussed.  The fair value of each significant loan added to non-performing loans in 2011 was re-evaluated using updated information (appraisal, purchase contracts, letters of intent, etc.) and partial charge offs were taken to reflect the necessary changes in fair value.  Since partial charge offs were utilized instead of specific reserves, the allowance did not increase in proportion with the increase in non-performing loans.  However, the elevated level of charge-off activity is considered in the historical loss ratio which is a component of the allowance calculation.  Based on information available at June 30, 2011, the Company does not expect any additional loss on the loans discussed above, although there can be no guarantee as to that.  Several properties included in non-performing loan at June 30, 2011 are in various stages of resolution.

 Regarding the residential land development loans listed above, the customer has a signed letter of intent related to the purchase of one of the raw land projects with a remaining balance of $3.7 million.  Additionally, the customer is working on final negotiations related to a takedown agreement for developed lots related to a loan with a remaining balance of $2.9 million. The Bank has also worked with a customer to negotiate the sale of the collateral associated with the $2.3 million commercial relationship listed above.  In addition to the above, another Bank customer has a signed letter of intent for the sale of collateral associated with a residential and multifamily land development project with a remaining balance of $1.8 million.  The Bank received in July payments related to the sale of collateral associated with $2.1 million of non-performing assets. .  Officers of the Company are working closely with customers on the transactions listed above.  The transactions completed in July reduced total nonperforming assets by $2.1 million. Management expects the other transactions to close late in the third quarter or the fourth quarter of 2011.  The Bank may provide approximately $2.3 million of financing related to the transactions.  Those transactions, if completed, could reduce nonperforming assets by approximately an additional $8.0 million although there can be no guarantee that the transactions will be completed.

The total amount of troubled debt restructured loans, (TDR) loans was $13.1 million as of the June 30, 2011. Of these loans, $2.2 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans total $10.9 million and were accruing interest in accordance with their modified terms. The accruing TDR loans were classified as TDR loans within non performing loans.  Comparatively, the total amount of TDR loans was $12.9 million as of the December 31, 2010. Of these loans $3.2 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans totaled $9.7 million and were accruing interest in accordance with their modified terms. The accruing TDR loans were classified as TDR loans within non performing loans.

The $10.9 million of accruing TDR loans primarily consist of three large loans that total $8.9 million.  The remaining accruing TDR loans consist of 27 loans with balances ranging from $3,000 to $253,000. One of the large TDR loans totals $4.8 million and is secured by six commercial properties.  These properties consist of retail strip centers as well as single tenant retail buildings and office complex.  A forbearance agreement was put in place in April of 2010.  Appraisals were obtained on four of the six properties in September of 2009.  The four appraisals obtained were discounted 20% to provide for estimated selling costs of the properties and to reflect the age of the appraisals. As part of the restructuring process two additional properties were obtained as collateral that had appraisals performed in February 2008.  Comparing the 2008 appraisals to updated appraisals for similar properties the Company determined a 25% discount was appropriate due to the age of the appraisals.  Based on this information the Company completed an analysis which showed excess collateral value of approximately $1.1 million and a loan to value ratio of 63%.  Therefore no reserve was established for this borrower.   Another large TDR loan is $2.7 million.  This TDR loan is secured by hospital equipment which is necessary for the operations of the business.  An independent evaluation of the equipment was not obtained.  Due to the highly specialized purpose of the equipment, the value of the equipment utilized for the valuation of collateral for this loan was 50% of cost.  In addition, a cash deposit account in the amount of $750,000 is pledged and also secures the credit.  The borrower’s operating losses have been funded by a real estate investment trust (REIT) specializing in providing capital to hospitals.  The REIT has invested in excess of $30 million to cover the operating losses of the hospital.  The REIT recently signed on a large doctor group with the hospital.  With the addition of the doctor group it is anticipated that the hospital will reach a profitable status and positive cash flow position, although there can be no guarantee as to that. In addition, there is a personal guarantor of the credit with a strong liquidity position, historically strong cash flow and personal net worth of approximately $13 million.  Based on this information the Company performed a discounted cash flow analysis and established a reserve of $280,000.  The third large TDR loan is $1.3 million.  This loan is the result of a single loan restructured into an A and B note.  The A note is an amortizing $3.7 million note, which current analysis shows is supported by sufficient cash flow and collateral.  The B note is the $1.3 million TDR loan that is currently interest only, as cash flow projections do not currently support an amortizing payment.  The note was restructured to allow the borrower to improve performance in what is an improving environment for the industry.  Both of these notes are collateralized by a hotel property and mature December 31, 2011, at which time the global cash flow and financial position of the borrowers will be reevaluated.

When considering the restructuring of a loan, the Company performs a complete analysis and underwrites the loan as it would any new origination.  The analysis and underwriting considers the most recent debt service coverage analysis, pro forma financial projections prepared by the borrower, evaluation of cash flow and liquidity available from other sources tied to the credit and updated collateral valuations.  Upon completion of the detailed analysis and underwriting of the credit, the Company determines whether there is a loan structure that can be supported by the current and projected operations of the borrower.  The Company also considers whether the changes necessary to accomplish the pro forma financial projections appear reasonable and achievable.  This determination is based on discussions with the borrower to review the plan and to understand the financial projections.  Additionally, the Company considers and reviews those portions of the plan that may already have been implemented.  When there is evidence that the plan and financial projections are achievable and that these improvements will allow for repayment of the debt in the future does the Company modify the original terms of the loan agreement.  Such loans are then accounted for as TDRs.  The key factor the Company considers when determining whether a loan is classified as an accruing TDR or should be included as a nonaccrual loan is whether the loan is expected to be able to perform according to the restructured terms. The primary factor for determining if a loan will perform under the restructured terms is an analysis of the borrower’s current cash flow projections and current financial position to verify the borrower can generate adequate cash flow to support the restructured debt service requirements.  The Company sometimes restructures non accrual loans to improve its collateral position.  A non accrual loan that is restructured would continue to be classified as non accrual until such time that there is no longer any doubt as to the collection of all principal and interest owed under the contractual terms of the restructured agreement. The Company generally requires all non-accrual loans to perform under the terms of the restructured agreement for a period of not less than six months before returning to accrual status. All loans the Company classifies as TDR are performing according to their restructured terms.  TDR loans are analyzed for non accrual status using the same criteria as other loans in the Company’s portfolio. No loans modified and classified as TDR loans have had any charge offs.  Prior to being classified as TDR loans an immaterial amount was charged off.  The specific allowance allocated to TDR loans is $280,000.

Annually, in the fourth quarter of the year, the Company reviews its allowance methodology as part of the annual budget and forecasting process.  In 2009, the Company shortened the timeframe of the charge-off history from a rolling 5 years to a rolling 2 years to more accurately reflect the current economic conditions and the risk inherent in the portfolio.  The oldest 3 three years in the pre 2009 methodology had very little charge off history, averaging $1.3 million per year, demonstrating the five year time frame was no longer reflective of the then current industry conditions and level of risk.  During the fourth quarter of 2010, as part of the Company’s annual budgeting and forecasting process for 2011, it became apparent that if the rolling 2 year time frame was maintained throughout 2011, the allowance calculation projected the Company would significantly reduce the allowance during 2011.  In particular, the second quarter of 2011 forecasted a reduction in the allowance of approximately $2 million. As management believes this did not forecast the economic reality of the projected risk in the portfolio, management decided to extend the timeframe of the charge off history by adding one quarter, each quarter, until a rolling 3 years is reached.  This process will continue to be assessed at least on an annual basis to determine the methodology utilized is reflective of the current economic conditions and inherent risk in the portfolio.

The allowance for loan losses decreased to $14.0 million as of June 30, 2011 from $14.6 million as of December 31, 2010. The decrease in the allowance for loan losses was due to the $2.3 million charge off related to the three land development projects, $725,000 of which was specifically reserved for in a prior year.  The ratio of the allowance for loan losses to total loans was 1.91% at June 30, 2011 compared to 1.95% at December 31, 2010.  See further discussion in the Critical Accounting Policies.  Management anticipates asset quality to remain an area of focus for the foreseeable future.  Management continues to anticipate future movements both up and down in the balance of nonperforming assets.  Assets that are currently performing projects may become unviable in the continued sluggish economy or conversely, current problem asset situations may be resolved through improvements in sales, the disposition of the assets or future improvement of the economy.

The allowance for loan losses consists of three components. The amount of reserves assigned based on historical loss rates, specific reserves assigned to individual loans and the qualitative/environmental allocation. Please see note 12 to the financial statements for a discussion of each of these components. The following table indicates the portion of the allowance for loan loss management has allocated, by component, to each loan type. (dollars in thousands)

As of	June 30, 2011	December 31, 2010
Residential mortgage loans
Allowance based on historical loss rates	$645	$668
Specific allowance assigned to individual loans	-	-
Qualitative/environmental allowance	-	131
Total allowance for residential mortgages	645	799

Commercial and commercial mortgage loans
Allowance based on historical loss rates	6,823	6,630
Specific allowance assigned to individual loans	3,071	3,455
Qualitative/environmental allowance	2,614	2,555
Total allowance for commercial and commercial mortgage loans	12,508	12,640

Second and home equity loans
Allowance based on historical loss rates	600	724
Specific allowance assigned to individual loans	-	-
Qualitative/environmental allowance	-	134
Total allowance for second and home equity loans	600	858

Other consumer loans
Allowance based on historical loss rates	270	273
Specific allowance assigned to individual loans	-	-
Qualitative/environmental allowance	-	36
Total allowance for other consumer loans	270	309

Total allowance for Loan Losses	$14,023	$14,606

Management reassigned all of the qualitative/environmental allowance to the commercial and commercial mortgage loan category based on a review of the past two years and current year to date net charge off history.  This review indicated that the allowance based on historical loss rates for the residential mortgage loans, second and home equity loans and other consumer loans categories should be adequate. Net charge offs for residential mortgages, second and home equity loans and other consumer loans are $138,000, $184,000 and $76,000, respectively, for the six month period ended June 30, 2011.  Net charge offs for commercial and commercial real estate loans are $4.4 million for the same period.  The increase in non performing assets did not result in a corresponding increase in the allowance for loan losses as appropriate charge offs were taken on new non performing credits as described above.

The Company has 52.1% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of Bank assets as of June 30, 2011. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	73,490	7.08%
Shopping Center	53,072	5.11%
Land Only (Raw Land)	49,774	4.79%
Manufacturing Business/Industrial	45,063	4.34%
Officer Building	39,857	3.84%
Medical Building	32,345	3.11%
Retail Business Store	26,521	2.55%
Apartment Building	26,185	2.52%
Warehouse	23,865	2.30%
Motel	21,746	2.09%
Developed Land	17,341	1.67%
Athletic/Recreational/School	14,479	1.39%
Other	12,598	1.21%
Restaurant	12,588	1.21%
Life Insurance	12,336	1.19%

FINANCIAL CONDITION:
Total assets as of June 30, 2011, were $1.04 billion, a small decrease of $3.5 million or 0.3% from December 31, 2010, total assets of $1.04 billion.  Total assets remained fairly constant in the first six months of 2011 as did the majority of the asset and liability categories which experienced relatively small increases or decreases.  Securities available for sale increased $13.4 million or 5.9%, while total portfolio loans decreased $13.8 million or 1.8%. As mentioned previously, $4.8 million of the decrease in total portfolio loans was the result of net charge offs. Retail deposits increased in all categories except certificates of deposit, resulting in a small net gain in retail deposits of $2.3 million.  Certificates of deposits decreased $18.8 million as the Company does not negotiate rates for single service certificate of deposit customers.  Demand deposits increased $5.7 million, with the majority of the growth coming from commercial demand accounts which increased $4.2 million.  Additionally, the Company had increases in interest checking, savings and money market accounts of $1.9 million, $5.3 million and $8.2 million, respectively.  The number of transaction accounts increased 493 in the first six months of 2011 indicating sustainable growth in these accounts.

Shareholders' equity increased $4.1 million during the first six months of 2011.  Retained earnings increased $2.2 million from net income and decreased $606,000 for dividend payments on common and preferred stock, and $54,000 for the amortization of the discount on preferred stock.  Common stock increased $240,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $2.3 million for the first six months ended June 30, 2011.

At June 30, 2011, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$113,580	13.46%	$67,527	8.0%	$84,409	10.0%
Indiana Community Bancorp Consolidated	$116,215	13.75%	$67,603	8.0%	$84,504	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$102,986	12.20%	$33,763	4.0%	$50,645	6.0%
Indiana Community Bancorp Consolidated	$105,609	12.50%	$33,802	4.0%	$50,702	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$102,986	9.75%	$42,230	4.0%	$52,787	5.0%
Indiana Community Bancorp Consolidated	$105,609	10.00%	$42,265	4.0%	$52,831	5.0%

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

Liquidity Resources
Historically, the Bank has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of non-interest bearing, checking, savings and money market deposits and certificate accounts of $100,000 or less.  Other sources of funds are certificate accounts greater than $100,000 and public funds certificates.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Bank may borrow from the FHLB of Indianapolis.  At June 30, 2011, the Bank had $53.7 million in such borrowings.  The Company was eligible to borrow from the FHLB additional amounts up to $78 million at June 30, 2011.  Certificates of deposit represent an important source of funds for the Company.  Historically, the Company has been able to retain certificate balances by providing competitive pricing in line with rates offered by other institutions in the Company’s market area.  During periods of low interest rates, customer preferences shift from certificates to interest bearing transaction accounts.  Of the $172.2 million in certificate accounts maturing in 2011, $64.4 million are at rates of 2.0% or greater which is higher than rates currently available. As a result the Company anticipates that the roll over of certificates will be lower than historical levels.  The expected result in a continued downward trend in certificate balances.  However, the Company expects that a portion of these balances will be converted to or deposited in existing interest bearing transaction accounts with the Company. The Company’s total transaction accounts increased 4.0 % during the six months ended June 30, 2011 following a 6.7% increase during 2010. Certificate accounts decreased 7.5% for the six months ended June 30, 2011 after decreasing 6.0% in 2010.  The certificates maturing in the next twelve months as a percentage of total certificates were 51.0% for the six months ended June 30, 2011 compared to 53.9% at December 31, 2010.  The Company continually monitors balance trends along with customer preferences and competitive pricing within the Company’s market footprint to manage this critical liquidity component.

In addition at June 30, 2011, the Bank had commitments to purchase loans of $9.5 million, as well as commitments to fund loan originations of $8.3 million, unused home equity lines of credit of $38.6 million and unused commercial lines of credit of $55.6 million, as well as commitments to sell loans of $6.9 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  Commitments to borrow or extend credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Commitments to fund lines of credit and undisbursed portions of loan in process have remained relatively steady at 31.7% and 31.3% of the total credit at June 30, 2011 and December 31, 2010, respectively.  In the opinion of management, the Bank has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the six months ended June 30, 2011 are not materially different from the results presented on page 14 of the Company’s annual report for the twelve month period ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended June 30, 2011.
	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2011	-	$00.00	-	156,612
May 2011	-	$00.00	-	156,612
June 2011	-	$00.00	-	156,612
Second Quarter	-	$00.00	-	156,612

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

Item 6.  Exhibits

31(1) Certification required by 12 C.F.R.  240.13a-14(a)

31(2) Certification required by 12 C.F.R.  240.13a-14(a)

32 -   Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley  Act of 2002

101.INS  – XBRL Instance Document

                    101.SCH - XBRL Taxonomy Extension Schema

                    101.CAL - XBRL Taxonomy Extension Calculation Linkbase

                101.DEF - XBRL Taxonomy Extension Definition Linkbase

            101.LAB - XBRL Taxonomy Extension Label Linkbase

                    101.PRE - XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Indiana Community Bancorp

Date:	August 8th, 2011
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
31(1)	Certification required by 12 C.F.R. 240.13a-14(a)	Attached

31(2)	Certification required by 12 C.F.R. 240.13a-14(a)	Attached

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Attached

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema	Attached

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Attached

101.LAB	XBRL Taxonomy Extension Label Linkbase	Attached

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Attached

*Users of the XBRL related information in Exhibits 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL related documents is unaudited and unreviewed.