Form 10-Q/A
period 2011-06-30
INDIANA COMMUNITY BANCORP
filed 2011-08-29
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)

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

Common Stock, no par value – 3,422,379 shares outstanding

EXPLANATORY NOTE

The Form 10Q/A amends the Quarterly Report on Form 10-Q of Indiana Community Bancorp for the quarterly period ended June 30, 2011 (the “Form 10-Q’), as filed with the Securities and Exchange Commission on August 9, 2011, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q other than furnishing the exhibit described above.  This Form 10Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the Form 10-Q.

The interactive data files on Exhibit 101 hereto are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Indiana Community Bancorp, under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.  Exhibits

31.1   Certification required by 12 C.F.R.  240.13a-14(a) *(1)

31.2   Certification required by 12 C.F.R.  240.13a-14(a) *(1)

32 - Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
Act of 2002  *(1)

101: Interactive data files pursuant to Rule 405 Regulation S-T*

101.INS - XBRL Taxonomy Instance Document  *(2)

101.SCH - XBRL Taxonomy Extension Schema  *(2)

101.CAL - XBRL Taxonomy Extension Calculation Linkbase  *(2)

101.DEF - XBRL Taxonomy Extension Definition Linkbase  *(2)

101.LAB - XBRL Taxonomy Extension Label Linkbase  *(2)

101.PRE - XBRL Taxonomy Extension Presentation Linkbase  *(2)

      *              This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under those sections.  The financial information contained in the XBRL documents is unaudited and unreviewed.

(1)	Previously filed
(2)	Furnished, not filed, herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Indiana Community Bancorp

Date:	August 29, 2011
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer