Form 10-Q
period 2011-09-30
INDIANA COMMUNITY BANCORP
filed 2011-11-08
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2011.

Common Stock, no par value – 3,422,379 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	September 30,	December 31,
	2011	2010

Assets:	(unaudited)
Cash and due from banks	$12,283	$12,927
Interest bearing demand deposits	110	136
Cash and cash equivalents	12,393	13,063
Securities available for sale at fair value (amortized cost $183,060 and $227,331)	185,636	226,465
Loans held for sale (fair value $6,010 and $7,827)	5,850	7,666
Portfolio loans:
Commercial and commercial mortgage loans	516,884	550,686
Residential mortgage loans	92,487	92,796
Second and home equity loans	88,448	92,557
Other consumer loans	10,223	11,614
Total portfolio loans	708,042	747,653
Unearned income	(238)	(252)
Allowance for loan losses	(14,760)	(14,606)
Portfolio loans, net	693,044	732,795
Premises and equipment	16,769	16,228
Accrued interest receivable	3,297	3,785
Other assets	47,688	43,316
TOTAL ASSETS	$964,677	$1,043,318

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$107,731	$86,425
Interest checking	166,889	177,613
Savings	52,269	45,764
Money market	236,134	224,382
Certificates of deposits	277,971	313,854
Retail deposits	840,994	848,038
Public fund certificates	215	5,305
Wholesale deposits	215	5,305
Total deposits	841,209	853,343

FHLB advances	0	53,284
Short term borrowing	7,020	12,088
Junior subordinated debt	15,464	15,464
Other liabilities	14,294	20,490
Total liabilities	877,987	954,669

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,237	21,156
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,422,379 and 3,385,079 shares	21,602	21,230
Retained earnings, restricted	42,620	47,192
Accumulated other comprehensive income (loss), net	1,231	(929)

Total shareholders' equity	86,690	88,649
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$964,677	$1,043,318

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest Income:
Short term investments	$3	$13	$22	$41
Securities	1,147	1,438	3,937	3,949
Commercial and commercial mortgage loans	6,944	7,724	21,833	22,512
Residential mortgage loans	1,013	1,134	3,111	3,505
Second and home equity loans	1,024	1,142	3,146	3,450
Other consumer loans	203	263	630	837
Total interest income	10,334	11,714	32,679	34,294

Interest Expense:
Checking and savings accounts	313	480	1,146	1,455
Money market accounts	324	388	1,039	1,329
Certificates of deposit	1,292	2,103	4,326	6,820
Total interest on retail deposits	1,929	2,971	6,511	9,604

Public funds	1	2	12	6
Total interest on wholesale deposits	1	2	12	6
Total interest on deposits	1,930	2,973	6,523	9,610

FHLB advances	171	298	692	823
Other borrowings	4	0	8	0
Junior subordinated debt	75	85	227	235
Total interest expense	2,180	3,356	7,450	10,668

Net interest income	8,154	8,358	25,229	23,626
Provision for loan losses	14,080	1,638	18,327	5,229
Net interest income (loss )after provision for loan losses	(5,926)	6,720	6,902	18,397

Non Interest Income:
Gain on sale of loans	502	560	1,248	1,346
Gain on securities	2,201	485	2,395	497
Other than temporary impairment losses	(97)	(139)	(104)	(194)
Service fees on deposit accounts	1,593	1,638	4,504	4,820
Loan servicing income, net of impairment	111	126	357	362
Net loss on real estate owned	(125)	(215)	(536)	(576)
Trust and asset management fees	306	258	904	840
Increase in cash surrender value of life insurance	136	139	400	425
Miscellaneous	229	162	725	589
Total non interest income	4,856	3,014	9,893	8,109

Non Interest Expenses:
Compensation and employee benefits	4,078	3,728	11,970	10,787
Occupancy and equipment	958	958	2,938	2,872
Service bureau expense	506	493	1,490	1,461
FDIC premium	330	513	1,206	1,548
Marketing	307	172	793	561
Professional fees	215	185	619	571
Loan expenses	314	247	835	705
Real estate owned expenses	92	83	387	397
Communication expenses	149	168	431	465
FHLB advances prepayment fee	1,353	0	1,353	0
Miscellaneous	577	679	1,776	1,875
Total non interest expenses	8,879	7,226	23,798	21,242

Income (loss) before income taxes	(9,949)	2,508	(7,003)	5,264
Income tax provision (credit)	(4,186)	489	(3,421)	1,142
Net Income (Loss)	$(5,763)	$2,019	$(3,582)	$4,122

Basic earnings (loss) per common share	$(1.80)	$0.51	$(1.33)	$0.96
Diluted earnings (loss) per common share	$(1.80)	$0.51	$(1.33)	$0.96

Basic weighted average number of common shares	3,364,079	3,358,079	3,364,079	3,358,079
Dilutive weighted average number of common shares	3,364,079	3,358,543	3,364,079	3,358,235
Dividends per common share	$0.010	$0.010	$0.030	$0.030

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2010	3,385,079	$21,156	$21,230	$47,192	$(929)	$88,649

Comprehensive loss:
Net loss				(3,582)		(3,582)
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $1,447 and tax effect of $1,282					2,160	2,160
Total comprehensive loss						(1,422)

Common stock compensation expense			3			3
Restricted stock compensation expense			369			369
Restricted stock non vested shares issued	39,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		81		(81)		0
Common stock cash dividends				(103)		(103)
Preferred stock cash dividends				(806)		(806)
Balance at September 30, 2011	3,422,379	$21,237	$21,602	$42,620	$1,231	$86,690

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				4,122		4,122
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $300 and tax effect of $986					1,912	1,912
Total comprehensive income						6,034

Common stock compensation expense			21			21
Restricted stock compensation expense			83			83
Restricted stock non vested shares issued	27,000
Amortization of discount on preferred stock		76		(76)		0
Common stock cash dividends				(101)		(101)
Preferred stock cash dividends				(806)		(806)
Balance at September 30, 2010	3,385,079	$21,130	$21,164	$46,001	$1,860	$90,155

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Nine Months Ended
(unaudited)	September 30,
	2011	2010
Cash Flows From Operating Activities:
Net income (loss)	$(3,582)	$4,122
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of discounts, amortization and depreciation	5,594	3,502
Provision for loan losses	18,327	5,229
Stock based compensation expense	372	104
Benefit for deferred income taxes	(912)	(724)
Net gain from sale of loans	(1,248)	(1,346)
Gain on securities	(2,395)	(497)
Other than temporary impairment losses	104	194
Net loss from real estate owned	536	575
Loan fees deferred (recognized), net	(37)	118
Proceeds from sale of loans held for sale	54,024	59,169
Origination of loans held for sale	(50,960)	(57,104)
(Increase) decrease in accrued interest and other assets	(2,018)	3,072
Increase (decrease) in other liabilities	(2,292)	551
Net Cash From Operating Activities	15,513	16,965

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	14,547	(19,210)
Net change in interest bearing deposits	0	260
Proceeds from:
Maturities/repayments of securities held to maturity	0	415
Maturities/repayments of securities available for sale	51,742	100,497
Sale of securities available for sale	114,532	125,417
Real estate owned and other asset sales	3,412	1,581
Federal Home Loan Bank stock	944	0
Purchases of:
Loans	(212)	(582)
Securities held to maturity	0	(50)
Securities available for sale	(126,514)	(315,375)
Acquisition of property and equipment	(1,523)	(2,509)
Disposal of property and equipment	0	114
Net Cash From (Used In) Investing Activities	56,928	(109,442)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	(12,134)	57,127
Proceeds from advances from FHLB	0	67,012
Repayment of advances from FHLB	(55,000)	(67,012)
Deferred prepayment penalty on modification of FHLB advances	0	(2,456)
Net repayments of overnight borrowings	(5,068)	0
Payment of dividends on preferred stock	(806)	(806)
Payment of dividends on common stock	(103)	(101)
Net Cash From (Used In) Financing Activities	(73,111)	53,764

NET DECREASE IN CASH AND CASH EQUIVALENTS	(670)	(38,713)
Cash and cash equivalents, beginning of period	13,063	52,061
Cash and Cash Equivalents, End of Period	$12,393	$13,348

Supplemental Information:
Cash paid for interest	$7,476	$10,761
Cash paid for income taxes	$1,075	$1,200
Non cash items:
Assets acquired through foreclosure	$7,126	$1,448
Transfer to securities available for sale from held to maturity	$0	$3,273
Securities trades not settled	$0	$2,964

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at September 30, 2011, and for the three and nine month periods ended September 30, 2011 and 2010, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not the primary beneficiary of the Trust.  The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2010 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2011	2010	2011	2010
Basic EPS:
Weighted average common shares	3,364,079	3,358,079	3,364,079	3,358,079

Diluted EPS:
Weighted average common shares	3,364,079	3,358,079	3,364,079	3,358,079
Dilutive effect of restricted stock	0	464	0	156
Weighted average common and incremental shares	3,364,079	3,358,543	3,364,079	3,358,235

Anti-dilutive options	280,422	300,965	280,422	300,965

The following is a computation of earnings (loss) per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net income (loss)	$(5,763)	$2,019	$(3,582)	$4,122
Less preferred stock dividend	268	275	806	815
Less restricted stock dividend	1	0	2	0
Less amortization of preferred stock discount	27	26	81	76
Net income (loss) available to common shareholders	$(6,059)	$1,718	$(4,471)	$3,231

Basic Earnings (Loss) per Common Share	$(1.80)	$0.51	$(1.33)	$0.96
Diluted Earnings (Loss) per Common Share	$(1.80)	$0.51	$(1.33)	$0.96

Unearned restricted and nonvested shares have been excluded from the computation of average shares outstanding.

3. Comprehensive Income (loss)
The following is a summary of the Company’s reclassification adjustments, related tax effects allocated to other comprehensive income (loss) as of and for the nine month period ended September 30, 2011 and 2010. (In thousands)

	Current Period Activity			Accumulated Balance
	Pretax	Tax Effect	Net	Pretax	Tax Effect	Net
Nine months ended Sept 30, 2011
Unrealized gains from securities available for sale	$3,442	$(1,282)	$2,160	$2,576	$(903)	$1,673
Supplemental Retirement Plan Obligations	0	0	0	(731)	289	(442)
Total accumulated other Comprehensive income (loss)	$3,442	$(1,282)	$2,160	$1,845	$(614)	$1,231

Nine months ended Sept 30, 2010
Unrealized gains from securities available for sale	$2,898	$(986)	$1,912	$3,500	$(1,194)	$2,306
Supplemental Retirement Plan Obligations	0	0	0	(738)	292	(446)
Total accumulated other Comprehensive income (loss)	$2,898	$(986)	$1,912	$2,762	$(902)	$1,860

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

5. Pension and Other Retirement Benefit Plans
The Company participates in a noncontributory multi-employer pension plan, which prior to April 1, 2008, covered all qualified employees.  The Company froze its defined benefit pension plan effective April 1, 2008.  The trustees of the Financial Institutions Retirement Fund administer the plan.  There is no separate valuation of the plan benefits or segregation of plan assets specifically for the Company, because the plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The Company recorded pension expenses of $636,000 and $414,000 for the nine months ended September 30, 2011 and 2010, respectively.  No cash contributions were made to the multi-employer pension plan for the nine months ended September 30, 2011 and 2010, respectively.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three and nine months ended September 30, 2011 and 2010, is estimated as follows: (dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Components of Net Periodic Benefit Cost	2011	2010	2011	2010

Service cost	$28	$26	$84	$78
Interest cost	54	54	161	162
Amortization of prior service cost	13	13	40	40
Amortization of actuarial losses	1	0	2	0
Net periodic benefit cost	$96	$93	$287	$280

The Bank previously disclosed in its financial statements for the year ended December 31, 2010, that it expected to pay benefits of $262,000 in 2011.  As of September 30, 2011, the Bank has paid $196,000 in benefits and presently anticipates paying an additional $66,000 in fiscal 2011.

6. Repurchases of Company Common Stock
During the nine months ended September 30, 2011 and 2010, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of September 30, 2011, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

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

8. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At September 30, 2011 and December 31, 2010, these contingent obligations were approximately $18.0 million and $27.6 million, respectively.  Management believes it is remote that, as of September 30, 2011, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

Level 1	Quoted prices in active markets for identical assets or liabilities.

Observable inputs other than Level 1 prices; such as quoted prices for similar assets or liabilities; quoted
Level 2	prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair
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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2011
Municipal bonds	$0	$37,209	$0	$37,209
Collateralized mortgage obligations issued by:
Agencies	0	31,637	0	31,637
Private label	0	57,029	0	57,029
Mortgage backed securities issued by agencies	0	48,758	0	48,758
Corporate debt	0	1,500	0	1,500
Bond money market funds	9,428	0	0	9,428
Equity securities	0	0	75	75
Securities available for sale	$9,428	$176,133	$75	$185,636

December 31, 2010
Municipal bonds	$0	$63,854	$0	$63,854
Asset backed securities	0	42	0	42
Collateralized mortgage obligations issued by:
Agencies	0	50,599	0	50,599
Private label	0	96,407	0	96,407
Mortgage backed securities issued by agencies	0	13,261	0	13,261
Corporate debt	0	1,459	0	1,459
Bond money market funds	768	0	0	768
Equity securities	0	0	75	75
Securities available for sale	$768	$225,622	$75	$226,465

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended September 30, 2011 and 2010.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended		Three Months Ended
	September 30,		September 30,
Level 3 Instruments Only	2011	2010	2011	2010
Beginning Balance	$75	$75	$75	$75
Purchases	0	0	0	88,978
Settlements	0	0	0	(88,978)
Ending Balance	$75	$75	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three and nine months ended September 30, 2011 and 2010.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at September 30, 2011 and December 31, 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
September 30, 2011
Impaired loans	0	0	26,901	26,901
Other real estate owned	0	0	178	178

December 31, 2010
Impaired loans	0	0	33,170	33,170
Other real estate owned	0	0	1,602	1,602

At September 30, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $27.3 million and had been written down to a fair value of $26.9 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $36.3 million and had been written down to a fair value of $33.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At September 30, 2011, other real estate owned was reported at fair value less cost to sell of $178,000 measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2010, other real estate owned was reported at fair value less cost to sell of $1.6 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	September 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$12,393	$12,393	$13,063	$13,063
Securities available for sale	185,636	185,636	226,465	226,465
Loans held for sale	5,850	6,010	7,666	7,827
Loans, net	693,044	701,039	732,795	761,838
Accrued interest receivable	3,297	3,297	3,785	3,785
Federal Home Loan Bank stock	6,563	6,563	7,507	7,507

Liabilities:
Deposits	841,209	846,897	853,343	861,739
FHLB advances	0	0	53,284	55,028
Junior subordinated debt	15,464	11,061	15,464	9,281
Short-term borrowings	7,020	7,020	12,088	12,088
Advance payments by borrowers for taxes and insurance	197	197	272	272
Accrued interest payable	58	58	84	84

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

The fair value estimates presented herein are based on information available to management at September 30, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

10. Securities
Securities are summarized as follows: (in thousands)

	September 30, 2011				December 31, 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available for Sale:
Municipal bonds	$35,321	$1,901	$(13)	37,209	$62,925	$1,509	$(580)	$63,854
Asset backed securities	0	0	0	0	100	0	(58)	42
Collateralized mortgage obligations issued by:
Agencies	31,116	525	(4)	31,637	50,714	364	(479)	50,599
Private label	56,886	279	(136)	57,029	97,396	138	(1,127)	96,407
Mortgage backed securities
issued by agencies	48,265	504	(11)	48,758	13,386	107	(232)	13,261
Corporate debt	1,969	0	(469)	1,500	1,967	0	(508)	1,459
Bond money market funds	9,428	0	0	9,428	768	0	0	768
Equity securities	75	0	0	75	75	0	0	75
Total Available for Sale	$183,060	$3,209	$(633)	$185,636	$227,331	$2,118	$(2,984)	$226,465

Certain securities, with amortized cost of $379,000 and fair value of $408,000 at December 31, 2010, were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve.  No securities were pledged at the Federal Reserve as of September 30, 2011.  Certain securities, with amortized cost of $19.2 million and fair value of $19.6 million at September 30, 2011 and amortized cost of $1.3 million and fair value of $1.4 million at December 31, 2010, were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at September 30, 2011 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value

Municipal bonds:
Due in one year or less	$1,810	$1,836
Due after 1 year through 5 years	11,774	12,380
Due after 5 years through 10 years	19,893	21,091
Due after 10 years	1,844	1,902
Asset back securities	0	0
Collateralized mortgage obligations issued by:
Agencies	31,116	31,637
Private label	56,886	57,029
Mortgage backed securities issued by agencies	48,265	48,758
Corporate debt:
Due after 10 years	1,969	1,500
Bond money market funds	9,428	9,428
Equity securities	75	75
Total	$183,060	$185,636

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Proceeds from sales	$82,135	$51,626	$114,532	$125,417
Gross gains on securities	2,558	490	2,956	502
Gross losses on securities	357	5	561	5
Other than temporary impairment losses	97	139	104	194
Tax expense on realized security gains/losses	871	192	948	197

During 2011 and 2010 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

11. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact the Company does not intend to sell these investments and that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

In reviewing its available for sale securities at September 30, 2011, for other than temporary impairment, management considered the change in market value of the securities in the first three quarters of 2011, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that the Company does not intend to sell these investments and it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on this criteria management concluded that no additional other than temporary impairment (“OTTI”) charge was required.

At September 30, 2011, the Company had two corporate debt securities with a face amount of $2.0 million and an unrealized loss of $469,000, which was an improvement of $39,000 over the December 31, 2010 unrealized loss.  These two securities are rated A2 and BAA3 by Moodys indicating these securities are considered to represent low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

Investments that have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 are summarized as follows: (dollars in thousands)

As of September 30, 2011	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by:
Agencies	$1,710	$(4)	$0	$0	$1,710	$(4)
Private Label	18,971	(122)	4,179	(14)	23,150	(136)
Mortgage backed securities issued by agencies	4,251	(11)	0	0	4,251	(11)
Corporate debt	0	0	1,500	(469)	1,500	(469)
Municipal bonds	460	(11)	815	(2)	1,275	(13)
Total Temporarily Impaired Securities	$25,392	$(148)	$6,494	$(485)	$31,886	$(633)

As of December 31, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$15	$(3)	$27	$(55)	$42	$(58)
Collateralized mortgage obligations issued by:
Agencies	20,969	(479)	0	0	20,969	(479)
Private Label	69,290	(967)	468	(160)	69,758	(1,127)
Mortgage backed securities issued by agencies	9,914	(232)	0	0	9,914	(232)
Corporate debt	0	0	1,459	(508)	1,459	(508)
Municipal bonds	12,841	(543)	855	(37)	13,696	(580)
Total Temporarily Impaired Securities	$113,029	$(2,224)	$2,809	$(760)	$115,838	$(2,984)

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

At September 30, 2011 and December 31, 2010, deposit overdrafts of $125,000 and $145,000, respectively, were included in portfolio loans.

The following table presents by portfolio segment, the activity in the allowance for loan losses for the three months ended September 30, 2011.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended Sept 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,508	$645	$600	$270	$14,023
Provision for loan losses	14,119	(79)	5	35	14,080
Loan charge-offs	(13,284)	0	(52)	(96)	(13,432)
Recoveries	24	12	10	43	89
Balance at End of Period	$13,367	$578	$563	$252	$14,760

The following tables present by portfolio segment, the activity in the allowance for loan losses for the nine months ended September 30, 2011 and balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of September 30, 2011 and December 31, 2010.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Nine months ended Sept 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	18,419	(95)	(68)	71	18,327
Loan charge-offs	(17,901)	(139)	(254)	(255)	(18,549)
Recoveries	209	13	27	127	376
Balance at End of Period	$13,367	$578	$563	$252	$14,760
Ending balance: individually evaluated for impairment	$352	$0	$0	$0	$352
Ending balance: collectively evaluated for impairment	$13,015	$578	$563	$252	$14,408
Loans:
Balance at End of Period	$516,884	$92,487	$88,448	$10,223	$708,042
Ending balance: individually evaluated for impairment	$44,473	$0	$0	$0	$44,473
Ending balance: collectively evaluated for impairment	$472,411	$92,487	$88,448	$10,223	$663,569

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of December 31, 2010
Allowance for loan losses:
Balance at End of Period	$12,640	$799	$858	$309	$14,606
Ending balance: individually evaluated for impairment	$3,455	$0	$0	$0	$3,455
Ending balance: collectively evaluated for impairment	$9,185	$799	$858	$309	$11,151
Loans:
Balance at End of Period	$550,686	$92,796	$92,557	$11,614	$747,653
Ending balance: individually evaluated for impairment	$54,450	$0	$0	$0	$54,450
Ending balance: collectively evaluated for impairment	$496,236	$92,796	$92,557	$11,614	$693,203

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

Residential mortgage, Seconds, Home Equity and Consumer
With respect to residential loans that are secured by one-to-four family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio and requires private mortgage insurance (“PMI”) if that ratio is exceeded.  Second and home equity loans are typically secured by a subordinate interest in one-to-four family residences, and consumer loans are secured by consumer assets such as automobiles or recreational vehicles.  Some consumer loans are unsecured such as small installment loans and certain lines of credit.  Repayment of these loans is primarily dependent on the personal income of the borrowers, which can be impacted by economic conditions in their market areas such as unemployment levels.  Repayment can also be impacted by changes in property values on residential properties.  Risk is mitigated by the fact that the loans are of smaller individual amounts and spread over a large number of borrowers.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that have not exhibited any delinquency.  As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of September, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$425,786	$33,476	$86,940	$88,117	$10,026	$644,345
Special mention	12,358	0	182	97	0	12,637
Substandard	44,250	5,193	1,186	234	197	51,060
Balance at End of Period	$482,394	$38,669	$88,308	$88,448	$10,223	$708,042

As of December 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,503	$42,921	$85,045	$91,790	$11,342	$666,601
Special mention	15,682	2,134	372	78	0	18,266
Substandard	51,750	8,745	1,330	689	272	62,786
Balance at End of Period	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

The following tables present the Company’s loan portfolio aging analysis as of September 30, 2011 and December 31, 2010:  (dollars in thousands)

As of September 30,2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$1,807	$0	$827	$408	$71	$3,113
60-89 days past due	0	0	0	51	9	60
Past due 90 days or more	0	0	87	0	0	87
Nonaccrual	29,706	2,537	1,248	279	64	33,834
Total Past Due	31,513	2,537	2,162	738	144	37,094
Current	450,881	36,132	86,146	87,710	10,079	670,948
Total Loans	$482,394	$38,669	$88,308	$88,448	$10,223	$708,042

As of Dec. 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30-59 days past due	$2,770	$0	$1,447	$687	$68	$4,972
60-89 days past due	0	0	0	78	21	99
Past due 90 days or more	0	0	92	0	0	92
Nonaccrual	12,893	5,189	1,412	678	106	20,278
Total Past Due	15,663	5,189	2,951	1,443	195	25,441
Current	487,272	48,611	83,796	91,114	11,419	722,212
Total Loans	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

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

The following is a summary by class of information pertaining to impaired loans as of September 30, 2011 and December 31, 2010:  (dollars in thousands)

As of September 30, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded (1):
Commercial and commercial mortgage loans	$38,107	$50,323	$0
Construction loans	4,069	6,518	0
Total Impaired Loans with No Related Allowance Recorded	$42,176	$56,841	$0
1) Residential mortgages of $519,000 and consumer loans of $26,000 all individually less than $250,000 are not individually reviewed and are excluded from the table as they were deemed not significant to the financial statements.

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$1,172	$1,172	$254
Construction loans	1,125	1,125	98
Total Impaired Loans with an Allowance Recorded	$2,297	$2,297	$352

Impaired Loans:
Commercial and commercial mortgage loans	$39,279	$51,495	$254
Construction loans	5,194	7,643	98
Total Impaired Loans	$44,473	$59,138	$352

As of December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded:
Commercial and commercial mortgage loans	$18,141	$18,478	$0
Construction loans	3,984	5,810	0
Total Impaired Loans with No Related Allowance Recorded	$22,125	$24,288	$0

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$27,593	$30,435	$2,325
Construction loans	4,732	4,732	1,130
Total Impaired Loans with an Allowance Recorded	$32,325	$35,167	$3,455

Impaired Loans:
Commercial and commercial mortgage loans	$45,734	$48,913	$2,325
Construction loans	8,716	10,542	1,130
Total Impaired Loans	$54,450	$59,455	$3,455

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2011:  (dollars in thousands)

	Three Months Ended		Nine Months Ended
	Sept 30, 2011		Sept 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$42,546	$398	$46,122	$1,408
Construction loans	7,156	42	8,124	171
Total Impaired Loans	$49,702	$440	$54,246	$1,579
Commercial and commercial mortgage loans cash basis interest included above		$0		$40

Troubled Debt Restructurings

In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. In restructuring the loan, the Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan.  For all loan classes, any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay based on their current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.  Also, additional collateral, a co-borrower, or a guarantor is often requested.  If such efforts by the Company do not result in a satisfactory arrangement, foreclosure proceedings are initiated.  At any time prior to a sale of the property at foreclosure, the Company may terminate foreclosure proceedings if the borrower is able to work-out a satisfactory payment plan.

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 (the ASU), the Company reassessed all restructurings that occurred on or after the beginning of its current fiscal year, January 1, 2011, for identification as troubled debt restructurings.  The Company did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology as a result of this assessment.

It is the Company’s practice to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status.  The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $1.4 million at September 30, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  The balance of accruing restructured loans was $5.9 million at September 30, 2011.

Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the six month satisfactory performance period under modified terms. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets this criterion.

Performing commercial TDR loans at September 30, 2011 consist of two commercial real estate loans totaling $2.3 million that are interest only; three commercial real estate loans totaling $489,000 that are amortizing and one $2.6 million amortizing commercial installment loan.  The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 6.43%, compared to 5.48% earned on the entire commercial loan portfolio in the third quarter of 2011.

Performing consumer TDR loans at September 30, 2011 consist of fourteen retail loans including two residential and seven second mortgages which comprise $519,000 of the total retail TDR balance of $545,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and home equity loans was 6.57%, compared to 4.40% earned on the entire residential mortgage loan portfolio in the third quarter of 2011.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed above.

The following tables present information regarding troubled debt restructurings by class for the three and nine months ended September 30, 2011. (In thousands)

	Three month ended			Nine months ended
	September 30, 2011			September 30, 2011
Newly classified troubled debt restructurings (1)	Number of Loans	Pre Modification Recorded Balance	Post Modification Recorded Balance	Number of Loans	Pre Modification Recorded Balance	Post Modification Recorded Balance
Commercial and commercial mortgages	1	$1,046	$1,046	2	$2,428	$2,428
Construction loans
Residential mortgage loans
Second and home equity loans
Other consumer loans
Total	1	$1,046	$1,046	2	$2,428	$2,428

(1)	The troubled debt restructuring did not have a material impact on the financial statements.

	Three month ended			Nine months ended
	September 30, 2011			September 30, 2011
Troubled debt restructurings in the previous nine months that subsequently defaulted	Number of Loans	Pre Modification Recorded Balance	Post Modification Recorded Balance	Number of Loans	Pre Modification Recorded Balance	Post Modification Recorded Balance
Commercial and commercial mortgages	1		112	1		112
Construction loans
Residential mortgage loans
Second and home equity loans
Other consumer loans
Total	1		112	1		112

Commercial and consumer loans modified in a TDR are closely monitored for delinquency as an early indicator of possible future default.  If loans modified in a TDR subsequently default, the Company evaluates the loan for possible further impairment.  The allowance may be increased, adjustments may be made in the allocation of the allowance, or partial charge-offs may be taken to further write-down the carrying value of the loan.  The Company defines default for the above disclosure as generally greater than ninety days past due.  In certain circumstances the Company may consider default to have occurred prior to being ninety days past due, if the Company believes payments in the near term are uncertain.

Allowance for Loan Losses Methodology and Related Polices
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  All commercial and commercial real estate impaired loans, as well as impaired residential mortgages and consumer loans over $250,000, are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s loans individually evaluated for impairment are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing TDRs.  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, a 20% discount, based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

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

For all loan classes, when cash payments are received on impaired loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.  For impaired loans where the Company utilizes the present value of expected future cash flows to determine the level of impairment, the Company reports the entire change in present value as bad-debt expense. The Company does not record any increase in the present value of cash flows as interest income.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As disclosed in the prior quarter, the allowance increased by approximatley $1.9 million for the three month period ended June 30, 2011 and $500,000 for the six months ended June 30, 2011, as compared to the calculated allowance levels had the previous historical loss periods been utilized.  As of September 30, 2011, the time frame used to determine charge off percentages was October 1, 2008 through September 30, 2011.

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

In June 2011, the FASB issued ASU No. 2011-5. “Presentation of Comprehensive Income” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-9. “Compensation – Retirement Benefits-Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan,” which improves employer disclosures for multiple-employer pension plans.  Previously, disclosures were limited primarily to the historical contributions made to the plans.  In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements.  The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

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

Allowance for Loan Losses
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  All commercial and commercial real estate impaired loans, as well as impaired residential mortgages and consumer loans over $250,000, are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s loans individually evaluated for impairment are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing TDRs.  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed, due to lack of comparable values or other reasons, a 20% discount, based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

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

For all loan classes, when cash payments are received on impaired loans, the Company records the payment as interest income unless collection of the remaining recorded principal amount is doubtful, at which time payments are used to reduce the principal balance of the loan.  Troubled debt restructured loans recognize interest income on an accrual basis at the renegotiated rate if the loan is in compliance with the modified terms.  For impaired loans where the Company utilizes the present value of expected future cash flows to determine the level of impairment, the Company reports the entire change in present value as bad-debt expense. The Company does not record any increase in the present value of cash flows as interest income.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As disclosed in the prior quarter, the allowance increased by approximatley $1.9 million for the three month period ended June 30, 2011 and $500,000 for the six months ended June 30, 2011, as compared to the calculated allowance levels had the previous historical loss periods been utilized.  As of September 30, 2011, the time frame used to determine charge off percentages was October 1, 2008 through September 30, 2011.

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

RESULTS OF OPERATIONS:
Quarter Ended September 30, 2011 Compared to Quarter Ended September 30, 2010

General
The Company reported a net loss of $5.8 million for the quarter ended September 30, 2011 compared to net income of $2.0 million for the quarter ended September 30, 2010.  Basic and diluted earnings / (loss) per common share were $(1.80) and $0.51, for the quarters ended September 30, 2011 and 2010, respectively.  The primary reason for the net loss in the quarter ended September 30, 2011, was the $14.1 million provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $204,000 or 2.4% to $8.2 million for the quarter ended September 30, 2011, as compared to $8.4 million for the quarter ended September 30, 2010.  This decrease was primarily due to the addition of $8.4 million of non accrual loans in the third quarter of 2011 from the second quarter of 2011. The reversal of interest accrued on these loans in the third quarter of 2011 accounted for a decrease of approximately $152,000 in net interest income.   In the third quarter of 2010, net interest income increased approximately $33,000 from cash payments received on non accrual loans.  The balance of non accrual loans was $33.8 million and $18.8 million, as of September 2011 and 2010, respectively.  A factor offsetting the negative impact of nonaccrual loans on net interest income is the increase in the net interest margin which increased 16 basis points from 3.36% for the quarter ended September 30, 2010 to 3.52% for the quarter ended September 30, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 41 basis points, than the rates earned on interest bearing assets, which declined 25 basis points, for the two comparative quarters.

Provision for Loan Losses
The provision for loan losses increased $12.4 million to $14.1 million for the quarter ended September 30, 2011, compared to $1.6 million for the quarter ended September 30, 2010.  Net charge offs were $13.3 million for the current quarter compared to $1.3 million for the third quarter of 2010.  The charge offs related primarily to nine commercial customers with total balances prior to the charge offs of approximately $32.7 million and which accounted for $11.9 million of the $13.3 million of charge offs in the third quarter of 2011.  Among those nine relationships, the Company experienced deterioration related to three large investment real estate customers during the third quarter.  These three customers accounted for $18.5 million of the loan balances and $8.1 million of the charge offs for the quarter.  The Company recorded an additional charge off related to one investment real estate customer totaling $1.3 million on balances of $5.6 million based on recently negotiated sales.  In addition, the Company charged off previously recognized specific reserves totaling $2.5 million related to five commercial customers with balances totaling $8.6 million.  Substantially all charge offs for the quarter related to loans in the Indianapolis area.

The Company’s allowance for loan losses increased $737,000 to $14.8 million at September 30, 2011. The ratio of allowance for loan losses to nonperforming loans was relatively unchanged at 37.1% at September 30, 2011 compared to 38.6% at June 30, 2011. The ratio of the allowance for loan losses to total loans increased to 2.08% at September 30, 2011 from 1.91% at June 30, 2011. While the allowance for loan losses increased by $737,000, the specific reserves on individual loans decreased by $2.7 million as substantially all specific reserves at June 30, 2011 were charged off during the third quarter.

See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the allowance for loan loss for the three month periods ended September 30, 2011 and 2010 is as follows:

Quarter ended September 30: (in thousands)	2011	2010

Allowance beginning balance	$14,023	$14,339
Provision for loan losses	14,080	1,638
Charge-offs	(13,432)	(1,455)
Recoveries	89	182
Allowance ending balance	$14,760	$14,704

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest loss after provision for loan losses was $5.9 million for the three month period ended September 30, 2011; a decrease of $12.6 million as compared to net interest income after provision for loan losses of $6.7 million for the three month period ended September 30, 2010.

Interest Income
Total interest income for the three month period ended September 30, 2011 decreased $1.4 million or 11.8% from $11.7 million for the quarter ending September 30, 2010 to $10.3 million for the quarter ending September 30, 2011.  Three primary factors impacting the decrease in interest income are; 1) the increase in non accrual loans previously discussed in the net interest income section; 2) a 25 basis point decrease in the rates earned on average balances of interest bearing assets due to the declining rate environment; and 3) the $67.5 million decrease in average interest earning assets.  The decrease in average interest earning assets was mainly due to the repositioning transaction the Company completed in the third quarter of 2011.  The Company prepaid $55.0 million of FHLB advances using proceeds from approximately $71.0 million of security sales.  In addition the average balances of loans decreased $27.9 million for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010.

Interest Expense
Total interest expense for the three month period ended September 30, 2011 decreased $1.2 million or 35.0% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 41 basis points, from the three month period ended September 30, 2011 compared to the three month period ended September 30, 2010.  The decrease in rates paid on interest bearing liabilities resulted primarily from the changing mix of demand and interest bearing liabilities.  The average balances of demand accounts, which currently do not earn interest increased $16.7 million.  Average consumer interest checking balances increased $10.9 million, while public fund interest checking balances decreased $53.5 million.  The increase in average balance of money market accounts was $12.0 million.  The decrease in average balances of higher costing certificates of deposit was $44.0 million for the third quarter of 2011 as compared to the third quarter of 2010.  The average rate paid on all retail deposits decreased approximately 42 basis points over the same comparative periods.  In addition, the prepayment of $55.0 million of FHLB advances during the third quarter of 2011 accounted for $127,000 of the decrease in interest expense.

Non Interest Income
Total non interest income increased $1.8 million or 61.1% to $4.9 million for the quarter.  This increase was primarily due to the increase in gain on the sale of securities of $1.7 million.  The gain on the sale of securities resulted from the repositioning transaction the Company completed in the third quarter of 2011.  The repositioning strategy involved selling $71.0 million of securities and prepaying $55 million of advances.  The securities sales resulted in the recognition of $2.1 million in gain on sale of securities.  Various other categories of non interest income posted small increases and decreases which netted to a $126,000 increase in non interest income.

Non Interest Expenses
Non interest expenses increased $1.7 million or 22.9% to $8.9 million for the quarter.  The primary increase in non interest expenses resulted from the repositioning strategy whereby $55 million of FHLB advances were prepaid, resulting in a prepayment fee of $1.4 million.  Compensation and employee benefits accounted for $350,000 or 9.4% of the increase in non interest expense.  The compensation and employee benefits increase was due to several factors including $159,000 for expenses associated with an early retirement package offer made to employees 62 years of age or older.  Additionally, expenses related to the Company’s health insurance and frozen pension increased $48,000 and $74,000, respectively.  The remaining increases in compensation and employee benefits resulted from additional personnel added in the retail banking, commercial and investment advisory departments.  Marketing expenses increased $135,000 as the Company increased the marketing budget to support growth opportunities for core deposits within its market.  Offsetting these increases in non interest expense were decreases in FDIC insurance expense of $183,000.  Effective April 1, 2011, the Federal Deposit Insurance Corporation, (FDIC) changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Company benefitted from the change in the assessment base, which reduced its deposit premiums.  Miscellaneous expenses decreased $102,000 partially due to the $67,000 write down of a former bank branch that the Company was negotiating to sell in the third quarter of 2010, as well as cost cutting measures which have reduced office supplies and communication expenses in the quarter ended September 30, 2011 by a total of $30,000.

Taxes
Pretax loss for the quarter ended September 30, 2011 was $9.9 million compared to pretax income of $2.5 million for the quarter ended September 30, 2010.  In the quarter ended September 30, 2011, the Company’s pretax loss of $9.9 million resulted in a tax credit of $4.2 million after considering permanent federal and state tax differences of approximately $217,000 and $2.9 million, respectively.  In the quarter ended September 30, 2010, the Company recorded pretax income of $2.5 million that resulting in a tax expense of $489,000 after considering federal and state permanent tax differences of approximately $259,000 and $1.4 million, respectively, as well as one time TEFRA tax refunds.

RESULTS OF OPERATIONS:
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

General
The Company reported a net loss of $3.6 million for the nine months ended September 30, 2011 compared to net income of $4.1 million for the nine months ended September 30, 2010.  Basic and diluted earnings / (loss) per common share were $(1.33) and $.96, for the nine months ended September 30, 2011 and 2010, respectively. The primary reason for the net loss in the nine months ended September 30, 2011, was the $18.3 million provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses increased $1.6 million or 6.8% to $25.2 million for the nine months ended September 30, 2011, as compared to $23.6 million for the nine months ended September 30, 2010.  The net interest margin increased 25 basis points from 3.30% for the nine months ended September 30, 2010 to 3.55% for the nine months ended September 30, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 44 basis points, than the rates earned on interest bearing assets, which declined 19 basis points, for the two comparative nine month periods.  The largest contributor to the decrease in the interest bearing liability rate was a 78 basis point decrease in rates paid for certificates of deposits for the nine months ended September 2011, as compared to the nine months ended September 2010.

Provision for Loan Losses
The provision for loan losses increased $13.1 million to $18.3 million for the nine months ended September 30, 2011, compared to $5.2 million for the nine months ended September 30, 2010.  Net charge offs were $18.2 million for the nine months ended September 30, 2011 compared to $3.6 million for the nine months ended September 30, 2010.  In addition to the charge offs previously discussed in the September 30 quarterly comparison the Company charged off $3.2 million in the second quarter of 2011.  These second quarter charge offs were primarily due to three commercial relationships.  One of the relationships is approximately $8.4 million and is collateralized by three residential land development loans, one of which is a developed subdivision and two of which are raw land.  Although these loans were being monitored by the Company, and classified as impaired prior to the second quarter of 2011, the loans were performing as agreed until the second quarter of 2011.  The borrower declared bankruptcy in the second quarter of 2011 and loans were placed on non-accrual status.  Based on the changes in the borrower’s financial position and the Company’s workout strategy, an updated appraisal and other fair value data were obtained. (Prior fair value assessments were based on 2010 appraisals.)  Based on updated information, the Company charged off $2.3 million on these land development loans, of which $725,000 had been reserved in a prior year.  These charge off amounts were determined on the two raw land loans based on appraisal value less cost to sell.  A discounted cash flow analysis was used to determine the charge off required on the developed subdivision based on a letter of intent the customer has received related to negotiations for take down on lots and eventual purchase of the property.  The second commercial relationship is approximately $1.3 million and is primarily collateralized by two condominium projects.  The Company had a purchase contract on these properties which closed in the third quarter of 2011.  A charge off of $416,000 was required to bring the balance on this relationship down to the contract amount which was determined in the second quarter of 2011. The Company did not provide the financing for the new owner.  The third relationship is collateralized by a golf course.  The customer has a purchase contract on this property, which is expected to close in the fourth quarter of 2011.  A $271,000 charge off was recorded on this property to bring the outstanding balance down to the contract amount which was determined in the second quarter of 2011.  The Company anticipates providing short term financing on the remaining purchase contract, however there can be no guarantee that the sale will occur.  With the exception of the $725,000 which was reserved for in a previous year, the amounts charged off in the second quarter of 2011 were also expensed during the second quarter of 2011.  In the first quarter of 2011 the Company charged off $1.6 million dollars which represented two commercial relationships.  One was a $640,000 charge off related to a commercial real estate loan collateralized by a shopping center and a commercial office building.  This loan was performing as agreed when the customer contacted the Company in the first quarter of 2011 and indicated that there were no longer funds available to cover cash flow shortfalls and that the customer planned to surrender the collateral to the Company.  The charge off was based on updated appraisal values for the shopping center and commercial office building.  The other charge off was $540,000 related to a commercial loan to a leasing company that is currently in the process of liquidation.  Liquidation of remaining collateral is expected to be completed by the end of 2011.

The change to the allowance for loan loss for the nine month periods ended September 30, 2011 and 2010 is as follows:

Nine months ended Sept 30: (in thousands)	2011	2010

Allowance beginning balance	$14,606	$13,113
Provision for loan losses	18,327	5,229
Charge-offs	(18,549)	(3,943)
Recoveries	376	305
Allowance ending balance	$14,760	$14,704

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was $6.9 million for the nine month period ended September 30, 2011; a decrease of $11.5 million, as compared to net interest income of $18.4 million for the nine month period ended September 30, 2010.

See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

Interest Income
Total interest income for the nine month period ended September 30, 2011 decreased $1.6 million or 4.7% from $34.3 million for the nine month period ended September 30, 2010 to $32.7 million for the nine month period ended September 30, 2011.   This decrease in interest income was partially due to the 19 basis point decrease in weighted average rates earned on interest earning assets in 2011, due to the low rate environment.   Similar to the quarterly decrease in interest income, the $6.5 million year to date average increase in non accrual loans negatively impacted interest income.  Additionally, while average balances of non accrual loans were increasing, the average balance of the total loan portfolio decreased $7.8 million.
Average year to date balances of lower yielding securities increased $20.3 million, even with the repositioning strategy executed in August 2011 which resulted in the sale of approximately $71.0 million of securities.

Interest Expense
Total interest expense for the nine month period ended September 30, 2011 decreased $3.2 million or 30.2% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 44 basis points, from the nine month period ended September 30, 2010 compared to the nine month period ended September 30, 2011.  Similarly to the previous quarterly discussion, the decrease in rates paid on interest bearing liabilities resulted from the changing mix of demand and interest bearing liabilities, as well as the 78 basis point year to date decline in the average rate paid on certificates of deposit.  The average balances of certificates of deposit have declined by $37.0 million in 2011 to an average balance of $299.1 million.  Average public fund checking balances declined $20.5 million over the same period.  Other deposit mix shifts have also reduced interest expense as average demand accounts which currently do not earn interest increased $14.7 million.  Additionally, lower rate retail interest checking and money market account year to date average balances increased $11.8 million and $13.6 million, respectively.

Non Interest Income
Total non interest income increased $1.8 million or 22.0% to $9.9 million for the nine months ended September 30, 2011.   As noted in the quarterly discussion the primary reason for the increase in non interest income is the $2.1 million gain on securities sales recorded as part of the repositioning strategy involving the sale of approximately $71.0 million of securities.  The securities sale resulted in a $1.9 million increase year over year in gain on securities.  Miscellaneous income increased $136,000 due to small increases in fee income of $33,000 and dividend income on FHLB stock of $28,000, as well as a $44,000 loss on sale of assets that occurred in 2010.  Categories that experienced decreases in fees include service fees on deposit accounts of $316,000 or 6.6% and a decrease in gain of the sale of loans of $98,000 or 7.3%.  The decrease in service fees on deposits was driven by a net reduction in overdraft privilege fees of $397,000 or 14.5%.  In the current challenging economy customers have developed more conservative spending habits, thereby avoiding overdraft fees.  The decrease in gain on sale of loans reflects the $6.1 million decrease in loan originations for sale in the two comparative year to date periods. While residential mortgage rates remain at historically low levels, the past two years have seen multiple refinancing periods when customers who were qualified to refinance their homes did so.  This past refinancing activity has reduced the potential number of customers interested in refinancing their homes.

Non Interest Expenses
Non interest expenses increased $2.6 million or 12.0% to $23.8 million for the nine months.  As mentioned in the quarterly discussion the largest contributor to the increase in non interest expense was the $1.4 million FHLB advance prepayment fee incurred as a result of the repositioning strategy.  The second largest contributor to the increase in non interest expense was a $1.2 million or 11.0% increase in compensation and employee benefits.  This increase is the result of several factors including: 1) a $197,000 net increase in restricted stock expense and directors compensation as directors and key management personnel compensation was restructured to include equity incentive plans; 2) in 2010 the restructure resulted in a $327,000 credit for previously accrued expenses under a long term incentive plan which was terminated; 3) a $222,000 increase related to funding requirements for the Company’s frozen pension plan; 4) early retirement plan expenses of $159,000; 5) a $95,000 increase related to employee health insurance plan; and 6) increases in personnel in the retail banking, commercial and investment advisory services areas.  Other expenses which increased were marketing and loan expenses of $232,000 or 41.4% and $130,000 or 18.4%, respectively.  The marketing budget was increased to attract core deposits in the Company’s market.  The increase in loan expenses is the result of attorney fees, property taxes and insurance premiums associated with challenged loans.  Offsetting this increase to non interest expenses was a $342,000 or 22.1% decrease in FDIC premiums due to the previously mentioned assessment base change from deposit based to asset based.

Taxes
In the nine months ended September 30, 2011, the Company recorded a pretax loss of $7.0 million resulting in a tax credit of $3.4 million after considering permanent federal and state tax differences of approximately $668,000 and $5.2 million, respectively.  In the nine months ended September 30, 2010, the Company recorded pretax income of $5.3 million that resulted in tax expense of $1.1 million after considering federal and state permanent tax differences of approximately $842,000 and $3.6 million, respectively, as well as one time TEFRA tax refunds.

Asset Quality
The following table sets forth information concerning non-performing assets of the Company.  Real estate owned includes property acquired in settlement of foreclosed loans that is carried at net realizable value. (dollars in thousands)

As of	September 30, 2011	December 31, 2010
Non-accruing loans
Residential mortgage loans	$1,248	$1,412
Commercial and commercial real estate loans	32,243	18,082
Second and home equity loans	279	678
Other consumer loans	64	106
Total	33,834	20,278

90 days past due and still accruing loans
Residential mortgage loans	87	92
Total	87	92

Troubled debt restructured loans	5,900	9,684
Total non performing loans	39,821	30,054
Real estate owned	7,567	4,389
Total non-performing assets	$47,388	$34,443
Non-performing assets to total assets	4.91%	3.30%
Non-performing loans to total loans	5.62%	4.02%
Allowance for loan losses to non-performing loans	37.1%	48.60%

Nonperforming assets totaled $47.4 million at September 30, 2011 compared to $41.4 million at June 30, 2011.  During the third quarter, the Company had eight commercial customers with balances totaling $27.2 million migrate to nonperforming status which accounted for the majority of the increase in nonperforming assets.  This increase in nonperforming assets was partially offset by the transfer of $3.9 million from troubled debt restructuring to performing status along with the $13.3 million of charge offs in the third quarter of 2011.  The ratio of nonperforming assets to total assets was 4.91% at September 30, 2011 compared to 3.98% at June 30, 2011.  The increase in the nonperforming asset ratio was partially due to the decrease in total assets during the third quarter.  The Company announced a balance sheet restructuring strategy on September 1, 2011 in which the Bank paid off $55 million of Federal Home Loan Bank advances through the liquidation of securities.

The Company experienced a migration of commercial loans (primarily commercial mortgage loans) into nonperforming status during the second and third quarter of 2011.  Many of the Company’s investment real estate customers have investor groups that provided an equity investment in the projects.  Historically, these investor groups continued to provide cash to protect the original equity investment.  The investor groups have been a source of cash for investment real estate customers to carry projects through the challenging economic times.  However, in response to current market conditions, the investor groups have generally been reluctant to continue to provide cash for existing investment properties and are generally unwilling to invest in projects that would be new to the investor group.

The strategy of the Company related to nonperforming commercial loans is to divest of the loans and the underlying assets in an orderly process.  In doing so, the Company is striving to provide more clarity related to the risk profile of the commercial and commercial mortgage loan portfolio and the impact of the risk profile on the Company’s earnings and capital.  Until the most recent quarter, management found it challenging to execute the divestiture strategy due to delays in the foreclosure process and the lack of buyers of the underlying assets.  The Company has determined that based on current market conditions, the best course of action is to aggressively pursue divestiture of the underlying assets given that management does not foresee a near term recovery in the value of the underlying assets and in consideration of the significant ongoing costs associated with carrying and servicing nonperforming/classified assets.  As a result of management’s divestiture strategy, the Company is charging the carrying value of the loans down to levels consistent with recently negotiated letters of intent or purchase agreements.  For loans and underlying assets as to which the Company does not have current negotiations underway, management has determined the carrying value in most cases based on current appraisals.  Management normally applies a 10% discount to current appraised values to determine the carrying value of the underlying assets.  However, the discount percentage used for certain assets was greater than management’s normal discount percentage of 10% if the underlying assets are similar to the underlying assets involved in current negotiations and where management intends to pursue a divestiture strategy in the near term.

The Company has noted an increase in the number of interested buyers for commercial and residential land development as well as commercial investment real estate in the Indianapolis market during the third quarter.  As buyers have emerged in the market, management has aggressively pursued opportunities to execute its divestiture strategy and has been successful in negotiating several letters of intent and purchase agreements.  Although there can be no guarantee that any of the transactions negotiated by management will close as agreed, management currently has agreements that would result in pay downs on nonperforming assets totaling $8.3 million.  Management is also currently negotiating revised structures at market terms that would result in a decrease in nonperforming assets of $4.2 million.   In addition, based on current payment and financial performance, management expects a loan for $2.6 million to be moved from troubled debt restructuring to performing status in the fourth quarter.  These activities, if completed, would reduce nonperforming assets by $15.1 million or approximately 32% from September 30, 2011 levels.  In addition, management is anticipating an additional pay down of $900,000 related to a classified asset not included in the total above.  All of the foregoing transactions, if completed as anticipated, would reduce classified assets by $16.0 million or approximately 27% from September 30, 2011 levels.  Management anticipates that the transactions described above, if completed, will close during the fourth quarter of 2011 or first quarter of 2012, although there can be no guarantee that this will occur in those time frames or that those transactions will close pursuant to the negotiated terms.

The Company continues to reduce the total balances of commercial mortgage loans secured by commercial and residential land.  Loans secured by commercial and residential land have decreased by $23.7 million or 28% to $61.6 million at September 30, 2011 from $85.3 million at December 31, 2010.  Of the total loans and other real estate owned secured by commercial and residential land, $25.8 million are included in the nonperforming asset totals above.  At September 30, 2011, loans secured by commercial and residential land accounted for only 8.7% of the Company’s total loan portfolio while accounting for 54% of the nonperforming assets balances.  Commercial and residential land accounted for $10.2 million of the charge offs in the third quarter.  Remaining nonperforming asset balances were $21.6 million representing 2.4% of the Company’s total assets excluding loans and other real estate owned secured by commercial and residential land.

The Company expects a significant reduction in charge off levels in future periods due to the divestiture strategy and corresponding charge offs recorded in the third quarter.  Management anticipates that the provision for loan losses in future quarters will approximate net charge offs for each future quarter, although changes in market conditions could adversely affect those projected results.

The total amount of TDR loans was $7.3 million as of the September 30, 2011. Of these loans, $1.4 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans total $5.9 million and were accruing interest in accordance with their modified terms. The accruing TDR loans were classified as TDR loans within non performing loans.  Comparatively, the total amount of TDR loans was $12.9 million as of the December 31, 2010. Of these loans $3.2 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans totaled $9.7 million and were accruing interest in accordance with their modified terms. The accruing TDR loans were classified as TDR loans within non performing loans.

Performing commercial TDR loans at September 30, 2011 consist of two commercial real estate loans totaling $2.3 million that are interest only; three commercial real estate loans totaling $489,000 that are amortizing and one $2.6 million amortizing commercial installment loan.  One of the interest only TDRs is a note for $1.3 million.  Current cash flow projections for this borrower do not support an amortizing payment on this note.   The note was restructured to allow the borrower to improve performance in what is an improving environment for the industry.  This note is collateralized by a hotel property and matures December 31, 2011, at which time the global cash flow and financial position of the borrower will be reevaluated.  The second interest only is a TDR note for $935,000.  This note is cross collateralized with other notes to the same borrower and is secured by six commercial properties.  These properties consist of four retail strip centers as well as single tenant retail buildings and office complex.  Appraisals were obtained on four of the six properties in September of 2009.  The four appraisals obtained were discounted 20% to provide for estimated selling costs of the properties and to reflect the age of the appraisals. As part of the restructuring process two additional properties were obtained as collateral that had appraisals performed in February 2008.  Comparing the 2008 appraisals to updated appraisals for similar properties the Company determined a 25% discount was appropriate due to the age of the appraisals.  Based on this information the Company completed an analysis which showed excess collateral value of approximately $1.1 million and a loan to value ratio of 63%.  Therefore no reserve was established for this borrower. The $2.6 million TDR consists of an amortizing commercial installment loan.   This TDR loan is secured by hospital equipment which is necessary for the operations of the business.  An independent evaluation of the equipment was not obtained.  Due to the highly specialized purpose of the equipment, the value of the equipment utilized for the valuation of collateral for this loan was 50% of cost.  In addition, a cash deposit account in the amount of $750,000 is pledged and also secures the credit.  The borrower’s operating losses have been funded by a real estate investment trust (REIT) specializing in providing capital to hospitals.  The REIT has invested in excess of $30 million to cover the operating losses of the hospital.  The REIT recently signed on a large doctor group with the hospital.  With the addition of the doctor group it is anticipated that the hospital will reach a profitable status and positive cash flow position, although there can be no guarantee as to that. In addition, there is a personal guarantor of the credit with a strong liquidity position, historically strong cash flow and personal net worth of approximately $13 million.  Based on payment performance and a discounted cash flow analysis the Company was able to release a previously established $280,000 specific reserve.  The Company anticipates this credit will migrate to performing status in the fourth quarter, although there can be no guarantee of this.  The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 6.43%, compared to 5.48% earned on the entire commercial loan portfolio in the third quarter of 2011.

Performing consumer TDR loans at September 30, 2011 consist of fourteen retail loans including two residential and seven second mortgages which comprise $519,000 of the total retail TDR balance of $545,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance.  The average yield on modified residential mortgage and home equity loans was 6.57%, compared to 4.40% earned on the entire residential mortgage loan portfolio in the third quarter of 2011.

When considering the restructuring of a loan, when the borrower is having financial difficulty, the Company performs a complete analysis and underwrites the loan as it would any new origination.  The analysis and underwriting considers the most recent debt service coverage analysis, pro forma financial projections prepared by the borrower, evaluation of cash flow and liquidity available from other sources tied to the credit and updated collateral valuations.  Upon completion of the detailed analysis and underwriting of the credit, the Company determines whether there is a loan structure that can be supported by the current and projected operations of the borrower.  The Company also considers whether the changes necessary to accomplish the pro forma financial projections appear reasonable and achievable.  This determination is based on discussions with the borrower to review the plan and to understand the financial projections.  Additionally, the Company considers and reviews those portions of the plan that may already have been implemented.  The Company will modify the original terms of the loan agreement only when there is evidence that the plan and financial projections are achievable and that these improvements will allow for repayment of the debt in the future.  Such loans are then accounted for as TDRs.  The key factor the Company considers when determining whether a loan is classified as an accruing TDR or should be included as a nonaccrual loan is whether the loan is expected to be able to perform according to the restructured terms. The primary factor for determining if a loan will perform under the restructured terms is an analysis of the borrower’s current cash flow projections and current financial position to verify the borrower can generate adequate cash flow to support the restructured debt service requirements.  The Company sometimes restructures non accrual loans to improve its collateral position.  A non accrual loan that is restructured would continue to be classified as non accrual until such time that there is no longer any doubt as to the collection of all principal and interest owed under the contractual terms of the restructured agreement. The Company generally requires all non-accrual loans to perform under the terms of the restructured agreement for a period of not less than six months before returning to accrual status. All loans the Company classifies as TDR are performing according to their restructured terms.  TDR loans are analyzed for non accrual status using the same criteria as other loans in the Company’s portfolio. No loans modified and classified as TDR loans have had any charge offs.  Prior to being classified as TDR loans an immaterial amount was charged off.  There is currently no specific allowance allocated to TDR loans.  For additional information regarding TDR loans see note 12 to the financial statements.

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

The allowance for loan losses increased slightly to $14.8 million as of September 30, 2011, from $14.6 million as of December 31, 2010.  The ratio of the allowance for loan losses to total loans was 2.08% at September 30, 2011 compared to 1.95% at December 31, 2010.  See further discussion in the Critical Accounting Policies.  The Company expects a significant reduction in charge off levels in future periods due to the divestiture strategy and corresponding charge offs recorded in the third quarter.  Management anticipates that the provision for loan losses in future quarters will approximate net charge offs for each future quarter, although changes in market conditions could adversely affect those projected results.

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

As of	September 30, 2011	December 31, 2010
Residential mortgage loans
Allowance based on historical loss rates	$573	$668
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	5	131
Total allowance for residential mortgages	578	799

Commercial and commercial mortgage loans
Allowance based on historical loss rates	10,306	6,630
Specific allowance assigned to individual loans	352	3,455
Qualitative/environmental allowance	2,709	2,555
Total allowance for commercial and commercial mortgage loans	13,367	12,640

Second and home equity loans
Allowance based on historical loss rates	561	724
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	2	134
Total allowance for second and home equity loans	563	858

Other consumer loans
Allowance based on historical loss rates	252	273
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	0	36
Total allowance for other consumer loans	252	309

Total allowance for Loan Losses	$14,760	$14,606

Management reassigned all of the qualitative/environmental allowance to the commercial and commercial mortgage loan category based on a review of the past two years and current year to date net charge off history.  This review indicated that the allowance based on historical loss rates for the residential mortgage loans, second and home equity loans and other consumer loans categories should be adequate. Net charge offs for residential mortgages, second and home equity loans and other consumer loans are $126,000, $227,000 and $127,000, respectively, for the nine month period ended September 30, 2011.  Net charge offs for commercial and commercial real estate loans are $15.5 million for the same period.

The increase in non performing assets did not result in a corresponding increase in the allowance for loan losses as appropriate charge offs were taken on new non performing credits as described above.

The Company has 53.6% of its assets in commercial installment and commercial real estate loans.  The following table segregates the commercial installment and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of Bank assets as of September 30, 2011. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	69,200	7.18%
Shopping Center	51,176	5.31%
Land Only (Raw Land)	40,915	4.25%
Manufacturing Business/Industrial	39,470	4.10%
Officer Building	38,861	4.03%
Medical Building	32,035	3.32%
Retail Business Store	29,691	3.08%
Warehouse	29,176	3.03%
Apartment Building	26,761	2.78%
Motel	22,248	2.31%
Athletic/Recreational/School	14,212	1.47%
Restaurant	12,746	1.32%
Other	12,311	1.28%
Developed Land	12,095	1.26%

FINANCIAL CONDITION:
Total assets as of September 30, 2011, were $964.7 million, a decrease of $78.6 million or 7.5% from December 31, 2010, total assets of $1.04 billion.  As mentioned previously, the Company completed a repositioning strategy prepaying $55.0 million in FHLB advances with funds from security sales. The decision to execute the balance sheet repositioning strategies was triggered by the extreme movements in the market over the last several months and most notably during the early part of August.  As a result of the market volatility, the Company had a large unrealized gain in the securities portfolio.  As growth and preservation of capital is a key strategy for the Company, it was determined that realizing a portion of the security gains thereby converting these amounts to permanent capital was prudent.  In conjunction with the securities transactions, the Company reviewed its remaining wholesale funding.  The currently structured variable rate Federal Home Loan Bank advances had a total cost of approximately 2.05%, which in many cases was equal to or higher than the reinvestment rate on many of the security classes utilized by the Company.  Portfolio loans decreased $39.6 million from December 31, 2011.  Commercial and commercial real estate loans have decreased $33.8 million in 2011.  Net commercial and commercial mortgage loan charge offs of $15.4 million, driven partially by the problem asset divestiture strategy, accounted for 45.7% of the decreased balance in this loan segment.   Additionally commercial lending activity has been slow during 2011 driven primarily by limited new business expansion combined with intense competition for high quality commercial relationships.  Seconds and home equity loan balances have declined $4.1 million partially due to customers taking advantage of the low rates and refinancing these loans into first mortgages.  The Company currently sells the vast majority of residential first mortgages it originates in the secondary market.  Certificates of deposits decreased $35.9 million year to date as the Company does not negotiate rates for single service certificate of deposit customers.  Higher rate public fund interest checking decreased $19.4 million while retail interest checking increased $8.4 million resulting in a net decrease in interest checking of $10.7 million.  Demand deposits and savings and money market accounts have increased $21.3 million, $6.5 million and $11.7 million, respectively.  This increase in transaction account balances is a reflection of the Company’s current marketing and sales activities focus on transaction accounts aimed at attracting new customers and expanding relationships with existing customers.

Shareholders' equity decreased $2.0 million during the first nine months of 2011.  Retained earnings decreased $3.6 million from net loss and decreased $909,000 for dividend payments on common and preferred stock, and $81,000 for the amortization of the discount on preferred stock.  Common stock increased $372,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $2.2 million for the first nine months ended September 30, 2011.

At September 30, 2011, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30 2011
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$106,424	13.06%	$65,166	8.0%	$81,458	10.0%
Indiana Community Bancorp Consolidated	$108,685	13.33%	$65,240	8.0%	$81,551	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$96,185	11.81%	$32,583	4.0%	$48,875	6.0%
Indiana Community Bancorp Consolidated	$98,435	12.07%	$32,620	4.0%	$48,930	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$96,185	9.57%	$40,183	4.0%	$50,229	5.0%
Indiana Community Bancorp Consolidated	$98,435	9.79%	$40,219	4.0%	$50,274	5.0%

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

Liquidity Resources
Historically, the Company has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of non-interest bearing, checking, savings and money market deposits and certificate accounts of $100,000 or less.  Other sources of funds are certificate accounts greater than $100,000 and public funds certificates.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Company may borrow from the FHLB of Indianapolis.  At September 30, 2011, the Company had no FHLB advances outstanding.  The Company does have a $15.0 million overdraft line of credit with the FHLB which had a balance of $7.0 million as of September 30, 2011.  The Company was eligible to borrow from the FHLB additional amounts up to $133.6 million at September 30, 2011.  Certificates of deposit represent an important source of funds for the Company.  Historically, the Company has been able to retain certificate balances by providing competitive pricing in line with rates offered by other institutions in the Company’s market area.  During periods of low interest rates, customer preferences shift from certificates to interest bearing transaction accounts.  Of the $172.2 million in certificate accounts maturing in 2011, $64.4 million are at rates of 2.0% or greater which is higher than rates currently available.  As a result the Company anticipates that the roll over of certificates will be lower than historical levels.  The expected result is a continued downward trend in certificate balances.  However, the Company expects that a portion of these balances will be converted to or deposited in existing interest bearing transaction accounts with the Company.  The Company’s total transaction accounts increased 5.4 % during the nine months ended September 30, 2011 following a 6.7% increase during 2010.  Certificate accounts decreased 12.8% for the nine months ended September 30, 2011 after decreasing 6.0% in 2010.  The certificates maturing in the next twelve months as a percentage of total certificates were 53.1% for the nine months ended September 30, 2011 compared to 53.9% at December 31, 2010.  The Company continually monitors balance trends along with customer preferences and competitive pricing within the Company’s market footprint to manage this critical liquidity component.

In addition at September 30, 2011, the Company had commitments to purchase loans of $10.7 million, as well as commitments to fund loan originations of $31.2 million, unused home equity lines of credit of $39.0 million and unused commercial lines of credit of $61.1 million, as well as commitments to sell loans of $21.9 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  Commitments to borrow or extend credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Commitments to fund lines of credit and undisbursed portions of loan in process have remained relatively steady at 34.1% and 31.3% of the total credit at September 30, 2011 and December 31, 2010, respectively.  In the opinion of management, the Company has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the opinion of management, the interest rate sensitivity results for the nine months ended September 30, 2011 are not materially different from the results presented on page 14 of the Company’s annual report for the twelve month period ended December 31, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended September 30, 2011.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
July 2011	0	$00.00	0	156,612
August 2011	0	$00.00	0	156,612
September 2011	0	$00.00	0	156,612
Third Quarter	0	$00.00	0	156,612

(1)	On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5%
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

101.INS - XBRL Taxonomy Instance Document

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

Indiana Community Bancorp

Date:	November 8, 2011
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

*Users of the XBRL related information in Exhibit 101 of this Quarterly Report on Form 10-Q are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL related documents is unaudited and unreviewed.