Form 10-K
period 2011-12-31
INDIANA COMMUNITY BANCORP
filed 2012-03-15
CIK 867493

                                                        SECURITIES & EXCHANGE COMMISSION
                                                                        WASHINGTON, D.C. 20549

                                                                                    FORM 10-K

      (Mark One)

        X     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate
Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of
Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period
that the Registrant was required to submit and post such files.     YES  [ X ]   NO  [  ]

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

Large accelerated filer [  ]     Accelerated filer [  ]     Non-accelerated filer [ X ]     Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES  [  ]                      NO [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of June 30, 2011, was $53.5 million.

The number of shares of the registrant's Common Stock, no par value, outstanding as of March 5, 2012 was 3,420,879 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

The Company and Old National Bancorp (NYSE:ONB) executed a definitive agreement on January 25, 2012, pursuant to which Old National Bancorp (“ONB”) will acquire the Company through a merger. Under the terms of the merger agreement, which was approved by the boards of both companies, Indiana Community Bancorp shareholders will receive 1.90 shares of ONB common stock for each share of the Company’s common stock held by them. As provided in the merger agreement, the exchange ratio is subject to certain adjustments (calculated prior to closing) under circumstances where the consolidated shareholders’ equity of the Company is below a specified amount, the loan delinquencies of the Company exceed a specified amount or the credit mark for certain loans of the Company falls outside a specified range. The merger agreement and a description of these adjustments are set forth in the Company’s Form 8-K filed with the SEC on January 25, 2012, which is incorporated herein by reference.

The transaction is expected to close in the second quarter of 2012 and is subject to approval by federal and state regulatory authorities and the Company’s shareholders and the satisfaction of the closing conditions provided in the merger agreement. ONB intends, subject to regulatory approval, to fund the redemption of the outstanding preferred stock issued by the Company in connection with its participation in the U. S. Treasury’s Capital Purchase Program under TARP prior to the closing of the transaction. The merger agreement also provides that Indiana Bank and Trust Company will be merged in Old National Bank, ONB’s national bank subsidiary, simultaneously with the merger of the holding companies.

Online banking and telephone banking are also available to Bank customers.  Online Banking services, including Online Bill Payment, are accessed through the Company’s website, www.myindianabank.com.  In addition to online banking services, the Company also makes available, free of charge at the website, the Company’s annual report on Form 10-K, its proxy statement, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after such material is electronically filed with the SEC.  The information on the Company’s website is not incorporated into this Form 10-K.

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

The Bank’s primary source of revenue is interest from lending activities.  Its principal lending activity is the origination of commercial real estate loans secured by mortgages on the underlying property and commercial loans through the cultivation of profitable business relationships.  These loans constituted 61.5% of the Bank’s loans at December 31, 2011.  The Bank also originates one-to-four family residential loans, the majority of which are sold servicing released.  At December 31, 2011 one-to-four family residential loans were 12.4% of the Bank’s lending portfolio.  In addition, the Bank makes secured and unsecured consumer related loans including consumer auto, second mortgage, home equity, mobile home, and savings account loans.  At December 31, 2011, approximately 13.5% of its loans were consumer-related loans.  The Bank also makes construction loans, which constituted 5.8% of the Bank's loans at December 31, 2011.

Loan Portfolio Data
The following two tables set forth the composition of the Bank’s loan portfolio by loan type and security type as of the dates indicated.  The third table represents a reconciliation of gross loans receivable after consideration of unearned income and the allowance for loan losses.

	Dec 31, 2011		Dec 31, 2010		Dec 31, 2009		Dec 31, 2008		Dec 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
TYPE OF LOAN
First mortgage loans:					(Dollars in Thousands)
One-to-four family residential loans	$87,740	12.4%	$86,129	11.5%	$89,611	12.2%	$105,440	13.1%	$124,088	16.6%
Loans on property under construction	40,776	5.8%	53,801	7.2%	67,382	9.1%	96,672	12.1%	92,982	12.4%
Loans on unimproved acreage	48,364	6.8%	14,099	1.9%	1,965	0.3%	1,753	0.2%	2,342	0.3%
Second mortgage, home equity	86,059	12.2%	92,557	12.4%	97,071	13.1%	104,084	13.0%	103,560	13.8%
Commercial, commercial mortgage, and multi-family loans	434,847	61.5%	489,453	65.5%	466,539	63.2%	472,495	59.0%	399,694	53.3%
Consumer loans	1,944	0.3%	2,551	0.3%	3,490	0.5%	4,229	0.5%	4,011	0.5%
Auto loans	5,677	0.8%	7,384	1.0%	9,730	1.3%	14,223	1.8%	20,609	2.7%
Mobile home loans	204	0.0%	269	0.0%	423	0.1%	784	0.1%	1,258	0.2%
Savings accounts loans	1,708	0.2%	1,410	0.2%	1,669	0.2%	1,296	0.2%	1,467	0.2%
Gross loans receivable	$707,319	100.0%	$747,653	100.0%	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%

Type of Security
Residential:
One-to-four family	$179,248	25.4%	$184,735	24.7%	$193,857	26.2%	$223,471	27.9%	$245,015	32.7%
Multi-dwelling units	19,940	2.8%	22,726	3.1%	18,893	2.6%	19,954	2.5%	19,597	2.6%
Commercial and commercial real estate	450,234	63.7%	514,479	68.8%	507,853	68.8%	535,266	66.8%	455,712	60.8%
Mobile home	204	0.0%	269	0.0%	423	0.1%	784	0.1%	1,258	0.2%
Savings account	1,708	0.2%	1,410	0.2%	1,669	0.2%	1,296	0.2%	1,467	0.2%
Auto	5,677	0.8%	7,384	1.0%	9,730	1.3%	14,223	1.8%	20,609	2.7%
Other consumer	1,944	0.3%	2,551	0.3%	3,490	0.5%	4,229	0.5%	4,011	0.5%
Land on unimproved acreage	48,364	6.8%	14,099	1.9%	1,965	0.3%	1,753	0.2%	2,342	0.3%
Gross loans receivable	$707,319	100.0%	$747,653	100.0%	$737,880	100.0%	$800,976	100.0%	$750,011	100.0%

Loans Receivable-Net
Gross loans receivable	$707,319	102.2%	$747,653	102.0%	$737,880	101.8%	$800,976	101.1%	$750,011	101.0%
Deduct:
Unearned income	(233)	0.0%	(252)	0.0%	(99)	0.0%	(241)	0.0%	(165)	0.0%
Allowance for loan losses	(14,984)	(2.2%)	(14,606)	(2.0%)	(13,113)	(1.8%)	(8,589)	(1.1%)	(6,972)	(1.0%)
Net loans receivable	$692,102	100.0%	$732,795	100.0%	$724,668	100.0%	$792,146	100.0%	$742,874	100.0%

The following tables summarize the contractual maturities for the Bank’s loan portfolio (including participations) for the fiscal periods indicated and the interest rate sensitivity of loans due after one year:

	Balance			Maturities in Fiscal
	Outstanding				2015	2017	2022	2027
	At Dec 31,				to	to	to	and
	2011	2012	2013	2014	2016	2021	2026	thereafter
Real estate	$449,375	$77,983	$34,917	$46,994	$95,648	$102,183	$19,544	$72,106
Construction loans	40,776	24,575	8,967	0	330	2,221	0	4,683
Commercial loans	121,576	71,361	6,341	8,965	26,847	8,062	0	0
Consumer loans	95,592	2,932	2,729	3,761	8,526	8,206	20,802	48,636
Total	$707,319	$176,851	$52,954	$59,720	$131,351	$120,672	$40,346	$125,425

Interest Rate Sensitivity:

	Due After December 31, 2012
	Fixed	Variable Rate
	Rate	And Balloon
	(Dollars in Thousands)
Real estate	$143,433	$227,959
Construction loans	553	15,648
Commercial loans	28,929	21,286
Consumer loans	36,392	56,268
Total	$209,307	$321,161

Residential Mortgage Loans
The Bank is authorized to make one-to-four family residential loans without any limitation as to interest rate amount (within State usury laws) or number of interest rate adjustments.  Pursuant to federal regulations, if the interest rate is adjustable, the interest rate must be correlated with changes in a readily verifiable index.  The Bank also makes residential and commercial mortgage loans secured by mid-size multi-family dwelling units and apartment complexes.  The residential mortgage loans included in the Bank’s portfolio are primarily conventional loans.  As of December 31, 2011, $93.8 million, or 13.3%, of the Bank's total loan portfolio consisted of residential first mortgage loans, $87.7 million, or 12.4%, of which were secured by one-to-four family homes.

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

Although the Bank's residential mortgage loans are written for amortization terms up to 30 years, due to prepayments and refinancing, its residential mortgage loans in the past have generally remained outstanding for a substantially shorter period of time than the maturity terms of the loan contracts.  Any conventional residential mortgage loan which has a loan-to-value ratio in excess of 80% requires credit enhancement in the form of private mortgage insurance.

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

Under applicable banking policies, the Bank must establish loan-to-value ratios consistent with supervisory loan-to-value limits.  The supervisory limits are 65% for raw land loans, 75% for land development loans, 80% for construction loans consisting of commercial, multi-family and other non-residential construction, and 85% for improved property.  Multi-family construction includes condominiums and cooperatives.  A loan-to-value limit has been established at 90% total loan-to-value for permanent mortgage or home equity loans on owner-occupied one-to-four family residential property.  However, if for any reason a loan with a loan-to-value ratio that equals or exceeds 90% at origination, an institution should require appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral.  The Board of Directors of the Bank approved a set of loan-to-value ratios consistent with these supervisory limits.

It may be appropriate in individual cases to originate loans with loan-to-value ratios in excess of the FDIC limits based on the support provided by other credit factors.  The aggregate amount of all loans in excess of these limits should not exceed 100% of total capital.  Moreover, loans for all commercial, agricultural, multi-family or other non-one-to-four family residential properties in excess of the FDIC limits should not exceed 30% of total capital.  As of December 31, 2011, the Bank was in compliance with the above limits.

Commercial and Commercial Mortgage Loans
At December 31, 2011, 56.0% of the Bank's total loan portfolio consisted of mortgage loans secured by commercial real estate.  Commercial construction and development loans were 5.0% of the total loan portfolio.  These properties consisted primarily of condominiums, multi-family housing, office buildings, warehouses, motels, shopping centers, nursing homes, manufacturing plants, and churches located in central or south central Indiana. The commercial mortgage loans are generally adjustable-rate loans, written for terms not exceeding 10 years, and generally require an 80% loan-to-value ratio. Commitments for these loans in excess of $5.0 million must be approved in advance by the Bank’s Board of Directors.  The largest such loan as of December 31, 2011 had a balance of $10.1 million.  At that date, virtually all of the Bank's commercial real estate loans consisted of loans secured by real estate located in Indiana.

Collateral for the Bank's commercial loans includes accounts receivable, inventory, equipment, real estate, other fixed assets, and securities.  Terms of these loans are normally for up to five years and have adjustable rates tied to the reported prime rate and treasury indexes.  As of December 31, 2011, $121.6 million, or 17.2% of the Bank's total loan portfolio, consisted of commercial loans.

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

Construction Loans
The Bank offers conventional short-term construction loans.  At December 31, 2011, 5.8% of the Bank's total loan portfolio consisted of construction loans.  Normally, a 95% or lower loan-to-value ratio is required from owner-occupants of residential property, an 80% loan-to-value ratio is required from persons building residential property for sale or investment purposes, and an 80% loan-to-value ratio is required for commercial property.  Construction loans are also made to builders and developers for the construction of residential or commercial properties on a to-be-occupied or speculative basis.  Construction normally must be completed in six to nine months for residential loans.  The largest such loan on December 31, 2011 was $8.2 million.

Consumer Loans
Consumer-related loans, consisting of second mortgage and home equity loans, mobile home loans, automobile loans, loans secured by savings accounts and other consumer loans were $95.6 million on December 31, 2011 or approximately 13.5% of the Bank's total loan portfolio.

Second mortgage loans are made for terms of 1 - 20 years, and are fixed-rate, fixed term or variable-rate line of credit loans.  The Bank's minimum for such loans is $5,000. The Bank will lend up to 90% of the appraised value based on the product and borrower qualifications of the property, less the existing mortgage amount(s).  As of December 31, 2011, the Bank had $23.3 million of second mortgage loans, which equaled 3.3% of its total loan portfolio.  The Bank markets home equity credit lines, which are adjustable-rate loans.  As of December 31, 2011, the Bank had $62.7 million drawn on its home equity credit lines, or 8.9% of its total loan portfolio, with $38.5 million of additional credit available to its borrowers under existing home equity credit lines.

Automobile loans are generally made for terms of up to six years.  The vehicles are required to be for personal or family use only.  As of December 31, 2011, $5.7 million, or 0.8%, of the Bank's total loan portfolio consisted of automobile loans.

As of December 31, 2011, $204,000 of the Bank's total loan portfolio consisted of mobile home loans.  The Bank discontinued the origination of mobile home loans during the year 2008.

Loans secured by savings account deposits may be made up to 95% of the pledged savings collateral at a rate 2% above the rate of the pledged savings account or a rate equal to the Bank's highest seven-year certificate of deposit rate, whichever is higher.  The loan rate will be adjusted as the rate for the pledged savings account changes.  As of December 31, 2011, $1.7 million, or 0.2%, of the Bank's total loan portfolio consisted of savings account loans.

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

In order to generate loan fee income and recycle funds for additional lending activities, the Bank seeks to sell loans in the secondary market.  Loan sales can enable the Bank to recognize significant fee income and to reduce interest rate risk while meeting local market demand. The Bank sold $83.8 million of loans in the fiscal year ended December 31, 2011.  The Bank's current lending policy is to sell all conforming residential mortgage loans.  Typically the Bank retains loans that are non salable, non owner occupied, or in construction in its portfolio.  The Bank may sell participating interests in commercial real estate loans in order to share the risk with other lenders.  Mortgage loans held for sale are carried at the lower of cost or market value, determined on an aggregate basis.  Loans are sold with the servicing released on conforming loans, Veteran's Administration ("VA"), Federal Housing Administration ("FHA") and Indiana Housing Finance Authority ("IHFA") loans.

Management believes that purchases of loans and loan participations may be desirable and evaluates potential purchases as opportunities arise.  Such purchases can enable the Bank to take advantage of favorable lending markets in other parts of the state, diversify its portfolio and limit origination expenses.  Any participation it acquires in commercial real estate loans requires a review of financial information on the borrower, a review of the appraisal on the property by a local designated appraiser, an inspection of the property by a senior loan officer, and a financial analysis of the loan. The seller generally performs servicing of loans purchased.  At December 31, 2011, others serviced approximately 1.2%, or $8.6 million, of the Bank's gross loan portfolio.

The following table shows loan activity for the Bank during the periods indicated (dollars in thousands):

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
Gross loans receivable at beginning of period	$747,653	$737,880	$800,976
Loans Originated:
Mortgage loans and contracts:
Construction loans:
Residential	9,177	12,215	19,386
Commercial	8,184	15,566	11,897
Permanent loans:
Residential	35,310	32,825	39,617
Commercial	45,830	52,389	38,207
Refinancing	57,619	65,552	128,326
Other	4,046	7,280	924
Total mortgage loans and contracts	160,166	185,827	238,357

Commercial	204,118	153,663	84,649
Consumer	8,312	8,911	10,374
Total loans originated	372,596	348,401	333,380

Loans purchased:
Commercial	359	748	16,113
Total loans originated and purchased	372,955	349,149	349,493

Real estate loans sold	83,813	90,039	185,909
Loan repayments and other deductions	329,476	249,337	226,680
Total loans sold, loan repayments and other deductions	413,289	339,376	412,589

Net loan activity	(40,334)	9,773	(63,096)
Gross loans receivable at end of period	707,319	747,653	737,880
Unearned Income and Allowance for Loan Losses	(15,217)	(14,858)	(13,212)

Net loans receivable at end of period	$692,102	$732,795	$724,668

A commercial bank generally may not make any loan to a borrower or its related entities if the total of all such loans by the commercial bank exceeds 15% of its capital (plus up to an additional 10% of capital in the case of loans fully collateralized by readily marketable collateral).  The maximum amount that the Bank could have loaned to one borrower and the borrower’s related entities at December 31, 2011 under the 15% of capital limitation was $16.3 million.  At that date, the highest outstanding balance of loans by the Bank to one borrower and related entities was approximately $13.3 million, an amount within such loans-to-one borrower limitations.

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

On December 31, 2011, the Bank held $5.7 million of real estate and other repossessed collateral acquired as a result of foreclosure, voluntary deed, or other means.  Such assets are classified as "real estate owned" until sold.  When property is so acquired, it is recorded at fair market value less estimated cost to sell at the date of acquisition, and any subsequent write down resulting from this is charged to losses on real estate owned.  Interest accrual ceases on the date of acquisition.  All costs incurred from the acquisition date in maintaining the property are expensed.  Significant improvements made in the property that will have a documented positive effect in value may be capitalized.

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

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009	Dec 31, 2008	Dec 31, 2007
			(Dollars in Thousands)
Non-performing Assets:
Loans:
Non-accrual	$33,971	$20,278	$19,889	$22,534	$10,516
Past due 90 days or more and still accruing	87	92	1,410	518	64
Restructured loans	3,082	9,684	499	1,282	874
Total non-performing loans	37,140	30,054	21,798	24,334	11,454
Real estate owned, net (1)	5,734	4,379	12,603	3,335	286
Other repossessed assets, net	2	10	24	44	25
Total non-performing assets (2)	$42,876	$34,443	$34,425	$27,713	$11,765

Total non-performing assets to total assets	4.35%	3.30%	3.41%	2.86%	1.29%

Non-performing loans with uncollected interest	$33,971	$20,278	$20,388	$23,494	$10,986

(1)	Refers to real estate acquired by the Bank through foreclosure or voluntary deed foreclosure, net of reserve.

(2)
At December 31, 2011, 2.2% of the Bank’s non-performing assets consisted of residential mortgage loans, 0.6% consisted of home equities/second mortgages, 70.2% consisted of commercial real estate loans, 6.2% consisted of commercial loans,
0.2% consisted of consumer-related loans, 7.2% consisted of restructured loans, 0.5% consisted of residential real estate owned, and 12.9% consisted of commercial real estate owned.

The principal balance of loans on nonaccrual status totaled approximately $34.0 million at December 31, 2011 and $20.3 million at December 31, 2010.  The Company would have recorded interest income of $2.5 million and $1.7 million for the years ended December 31, 2011 and 2010 if loans on non-accrual status had been current in accordance with their original terms.  Actual interest collected and recognized was $284,000 and $319,000 for the years ended December 31, 2011 and 2010 respectively.  The principal balance of loans 90 days past due and still accruing totaled $87,000 and $92,000 at December 31, 2011 and 2010, respectively.  The Bank agreed to modify the terms of certain loans to customers who were experiencing financial difficulties.  Loans modified in troubled debt restructurings (TDRs) included forgiveness of interest, reduced interest rates or extensions of the loan term.  The principal balance at December 31, 2011 and December 31, 2010 on these troubled debt restructured loans was $3.1 million and $9.7 million, respectively.  For more information on the Company's impaired loans and TDRs see Note 3 to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Securities
The Bank's investment portfolio consists primarily of mortgage-backed securities, collateralized mortgage obligations, U.S. Treasury obligations, U.S. Government agency obligations, corporate debt and municipal bonds.  At December 31, 2011, December 31, 2010 and December 31, 2009, the Bank had approximately $180.8 million, $226.5 million and $153.3 million in investments, respectively.

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

Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to its wholly-owned subsidiary, Home Investments, Inc.  Home Investments, Inc., a Nevada corporation, holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to Home Investments, Inc.  Home Investments, Inc’s investment policy mirrors that of the Bank.  At December 31, 2011, of the $180.8 million in consolidated investments owned by the Bank, $154.1 million was held by Home Investments, Inc.

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

Under regulations adopted by the FDIC, well-capitalized insured depository institutions (those with a ratio of total capital to risk-weighted assets of not less than 10%, with a ratio of core capital to risk-weighted assets of not less than 6%, with a ratio of core capital to total assets of not less than 5% and which have not been notified that they are in troubled condition) may accept brokered deposits without limitations.  Undercapitalized institutions (those that fail to meet minimum regulatory capital requirements) are prohibited from accepting brokered deposits.  Adequately capitalized institutions (those that are neither well-capitalized nor undercapitalized) are prohibited from accepting brokered deposits unless they first obtain a waiver from the FDIC.  Under these standards, the Bank would be deemed a well-capitalized institution.  At December 31, 2011, the Bank had no brokered deposits.

An undercapitalized institution may not solicit deposits by offering rates of interest that are significantly higher than the prevailing rates of interest on insured deposits (i) in such institution's normal market areas or (ii) in the market area in which such deposits would otherwise be accepted.

The Bank on a periodic basis establishes interest rates to be paid, maturity terms, service fees and withdrawal penalties.  Determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals, federal regulations, and market area of solicitation.

The following table sets forth, by nominal interest rate categories, the composition of deposits of the Bank at the dates indicated:

	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
		(Dollars in Thousands)

Non-interest bearing and below 2.00%	$793,659	$692,974	$568,127
2.00% to 2.99%	44,677	100,734	120,538
3.00% to 3.99%	7,042	23,962	52,966
4.00% to 4.99%	17,563	33,686	96,021
5.00% to 5.99%	402	1,987	2,653
Total	$863,343	$853,343	$840,305

The following table sets forth the change in dollar amount of deposits in the various accounts offered by the Bank for the periods indicated:

				DEPOSIT ACTIVITY
				(Dollars in Thousands)

	Balance			Balance			Balance
	at			at			at
	Dec 31,	% of	Increase	Dec 31,	% of	Increase	Dec 31,	% of	Increase
	2011	Deposits	(Decrease)	2010	Deposits	(Decrease)	2009	Deposits	(Decrease)
Withdrawable:
Non-interest bearing	$103,864	12.0%	$17,439	$86,425	10.1%	$5,487	$80,938	9.6%	$9,212
Statement savings	52,181	6.1%	6,417	45,764	5.4%	3,244	42,520	5.1%	1,658
Money market savings	222,229	25.7%	(2,153)	224,382	26.3%	17,293	207,089	24.6%	50,589
Checking	222,314	25.8%	44,701	177,613	20.8%	7,387	170,226	20.3%	59,282
Total Withdrawable	600,588	69.6%	66,404	534,184	62.6%	33,411	500,773	59.6%	120,741

Certificates:
Less than one year	23,173	2.7%	(19,957)	43,130	5.0%	(1,186)	44,316	5.3%	(103,777)
12 to 23 months	45,957	5.3%	(13,832)	59,789	7.0%	(32,743)	92,532	11.0%	67,612
24 to 35 months	115,171	13.3%	(7,725)	122,896	14.4%	(14,570)	137,466	16.3%	46,946
36 to 59 months	62,526	7.2%	(13,920)	76,446	9.0%	30,400	46,046	5.5%	11,274
60 to 120 months	15,928	1.9%	(970)	16,898	2.0%	(2,274)	19,172	2.3%	(13,130)
Total certificate accounts	262,755	30.4%	(56,404)	319,159	37.4%	(20,373)	339,532	40.4%	8,925
Total deposits	$863,343	100.0%	$10,000	$853,343	100.0%	$13,038	$840,305	100.0%	$129,666

The following table represents, by various interest rate categories, the amount of deposits maturing during each of the three years following December 31, 2011, and the percentage of such maturities to total deposits.  Matured certificates which have not been renewed as of December 31, 2011 have been allocated based upon certain rollover assumptions.

			DEPOSITS MATURITIES
			(Dollars in Thousands)

	0.99%	1.00%	2.00%	3.00%	4.00%
	or	to	to	to	to	Over		Percent of
	less	1.99%	2.99%	3.99%	4.99%	5.00%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2012	$62,864	$68,005	$6,204	$2,077	$16,869	$402	$156,421	59.5%
December 31, 2013	26,178	25,419	6,417	4,098	368	0	62,480	23.8%
December 31, 2014	1,748	3,757	28,585	432	302	0	34,824	13.3%
Thereafter	59	5,041	3,471	435	24	0	9,030	3.4%
Total	$90,849	$102,222	$44,677	$7,042	$17,563	$402	$262,755	100.0%

Included in the deposit totals in the above table are savings certificates of deposit with balances exceeding $100,000.  The majority of these deposits are from regular customers of the Bank.  The following table provides a maturity breakdown at December 31, 2011, of certificates of deposits with balances greater than $100,000, by various interest rate categories.

		ACCOUNTS GREATER THAN $100,000
		(Dollars in Thousands)

	0.99%	1.00%	2.00%	3.00%	4.00%
	or	to	to	to	to		Percent of
	less	1.99%	2.99%	3.99%	4.99%	Total	Total
Certificate accounts maturing in the year ending:
December 31, 2012	$15,301	$23,157	$1,644	$765	$6,066	$46,933	58.7%
December 31, 2013	6,762	8,942	1,627	1,344	0	18,675	23.4%
December 31, 2014	419	571	10,031	190	100	11,311	14.1%
Thereafter	0	1,947	928	199	0	3,074	3.8%
Total	$22,482	$34,617	$14,230	$2,498	$6,166	$79,993	100.0%

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

Each FHLB credit program has its own interest rate, which may be fixed or variable, and a range of maturities.  Subject to the express limits in FIRREA, the FHLB of Indianapolis may prescribe the acceptable uses to which these advances may be put, as well as limitations on the size of the advances and repayment provisions.  At December 31, 2011, the Bank had no advances outstanding from the FHLB of Indianapolis.

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

The Common Securities and Capital Securities will mature in 30 years, will require quarterly distributions and will bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum. Interest on the Capital Securities and Common Securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15.  The Company may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty upon the occurrence of certain events described below with the payment of a premium upon redemption.

ONB, purusant to its previously reported merger agreement with the Company, has agreed to assume the Debentures at the closing of the merger.

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

The Debentures mature 30 years after their date of issuance, and can be redeemed in whole or in part by the Company, without penalty.  The Company may also redeem the Debentures upon the occurrence of a “capital treatment event,” an “investment company event” or a “tax event” as defined in the Indenture.  The payment of principal and interest on the Debentures is subordinate and subject to the right of payment of all “Senior Indebtedness” of the Company as described in the Indenture.

Effective February 2, 2009, the Company entered into a credit agreement with Cole Taylor Bank under which the Company has the authority to borrow, repay and reborrow, up to $5 million during a period ending September 13, 2012, none of which was used as of December 31, 2011 or 2010.  The Company also has a sub-limit of $2 million available under the line for the issuance of letters of credit.  Advances are to bear interest at a floating variable rate equal to the prevailing three-month LIBOR rate plus 3.50% per annum (4.1% on December 31, 2011); in no event shall the rate be less than 5.0%.  Interest is payable quarterly and the repayment of advances is secured by a pledge of the Bank’s capital stock.  Prior to the closing of the previously announced merger of the Company into ONB, the Company expects to terminate this credit agreement.

The Company has a $15.0 million overdraft line of credit with the Federal Home Loan Bank none of which was used as of December 31, 2011.  The line of credit had a balance of $12.1 million as of December 31, 2010. The line of credit accrues interest at a variable rate (0.4% on December 31, 2011).  The Company also had letters of credit for $3.6 million and $4.0 million, as of December 31, 2011 and 2010, respectively, none of which was used as of either year end.

The following table sets forth the maximum amount of each category of short-term borrowings (borrowings with remaining maturities of one year or less) outstanding at any month-end during the periods shown and the average aggregate balances of short-term borrowings for such periods.

	Year	Year	Year
	Ended	Ended	Ended
(Dollars in Thousands)	Dec 31, 2011	Dec 31, 2010	Dec 31, 2009
FHLB overnight borrowings	$11,305	12,088	0
FHLB advances	$10,000	$12,000	$19,500
Average amount of total short-term borrowings outstanding	$6,690	$849	$19,652

No short-term FHLB advances were outstanding at December 31, 2011, December 31, 2010 and December 31, 2009.

Subsidiaries and Other Operations
The Bank organized a subsidiary under Nevada law, Home Investments, Inc., (“HII”).  Effective March 31, 2002, the Bank transferred the management of approximately $90 million in securities to HII.  Home Investments, Inc. holds, services, manages, and invests that portion of the Bank’s investment portfolio as may be transferred from time to time by the Bank to HII.  Home Investments Inc.’s, investment policy mirrors that of the Bank.  At December 31, 2011, of the $180.08 million in consolidated investments owned by the Bank, $154.1 million was held by Home Investments, Inc.

HomeFed Financial Corp, (“HFF”), a wholly-owned subsidiary of the Company was merged with the Company during 2010.  At December 31, 2009, the Company’s aggregate investment in HFF consisted of $722,000 in a cash account.

Employees
As of December 31, 2011, the Company employed 200 persons on a full-time basis and 36 persons on a part-time or temporary basis.  None of the Company’s employees are represented by a collective bargaining group.  Management considers its employee relations to be excellent.

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

Dividends. The Federal Reserve’s policy is that a bank holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which could only be funded in ways that weaken the bank holding company’s financial health, such as by borrowing. The Federal Reserve issued a letter dated February 24, 2009, to bank holding companies providing that it expects bank holding companies to consult with it in advance of declaring dividends that could raise safety and soundness concerns (i.e., such as when the dividend is not supported by earnings or involves a material increase in the dividend rate) and in advance of repurchasing shares of common or preferred stock. Additionally, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Furthermore, at the request of the Federal Reserve, the Company's Board of Directors has adopted resolutions requiring the approval of the Federal Reserve before the Company declares dividends. Requests for the approval of any such dividend must be filed with the Federal Reserve at least 30 days before the proposed dividend declaration date.

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

Lending Limits. Under Indiana law, the Bank may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. Additional amounts may be lent, not in excess of 10% of unimpaired capital and surplus, if such loans or extensions of credit are fully secured by readily marketable collateral, including certain debt and equity securities but not including real estate. At December 31, 2011, the Bank did not have any loans or extensions of credit to a single or related group of borrowers in excess of its lending limits.

Deposit Insurance. Deposits in the Bank are insured by the Deposit Insurance Fund of the FDIC up to a maximum amount, which is generally $250,000 per depositor, subject to aggregation rules. The Bank is subject to deposit insurance assessments by the FDIC pursuant to its regulations establishing a risk-related deposit insurance assessment system, based upon the institution’s capital levels and risk profile. Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk-weighted categories based on supervisory evaluations, regulatory capital levels, and certain other factors with less risky institutions paying lower assessments. An institution’s initial assessment rate depends upon the category to which it is assigned. There are also adjustments to a bank’s initial assessment rates based on levels of long-term unsecured debt, secured liabilities in excess of 25% of domestic deposits and, for certain institutions, brokered deposit levels. For 2010, initial assessments for depository institutions ranged from 12 to 45 basis points of assessable deposits, and the Bank paid assessments at the rate of 21 basis points for each $100 of insured deposits. For the first two quarters of 2011, the Bank paid assessments at the rate of 21 basis points for each $100 of insured deposits. For the second two quarters, the Bank paid assessments at the rate of 14 basis points for each $100 of insured deposits.

The Bank is also subject to assessment for the Financing Corporation (FICO) to service the interest on its bond obligations. The amount assessed on individual institutions, including the Bank, by FICO is in addition to the amount paid for deposit insurance according to the risk-related assessment rate schedule. These assessments will continue until the FICO bonds are repaid between 2017 and 2019. During 2011, the FICO assessment rate ranged between 0.68 and 1.02 basis points for each $100 of insured deposits per quarter. For the first quarter of 2012, the FICO assessment rate is 0.66 basis points. The Bank expensed deposit insurance assessments (including the FICO assessments) of $1.5 million during the year ended December 31, 2011. Future increases in deposit insurance premiums or changes in risk classification would increase the Bank’s deposit related costs.

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

Under the Dodd-Frank Act, the assessment base for deposit insurance premiums is to be changed from adjusted domestic deposits to average consolidated total assets minus average tangible equity. Tangible equity for this purpose means Tier 1 capital. Since this is a larger base than adjusted domestic deposits, assessment rates were expected to be lowered for the Bank. In February, 2011, the FDIC approved a new rule effective April 1, 2011 (to be reflected in invoices for assessments due September 30, 2011), which will implement these changes. The proposed rule includes new rate schedules scaled to the increase in the assessment base, including schedules that will go into effect when the reserve ratio reaches 1.15%, 2% and 2.5%. The FDIC staff projected that the new rate schedules would be approximately revenue neutral.

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

There are also adjustments made to the initial assessment rates based on long-term unsecured debt, depository institution debt, and brokered deposits. The Bank's assessment rate reflected in its invoices for the September and December 2011 quarters was 14 basis points for each $100 of insured deposits.

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

The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution has engaged in or is engaging in unsafe or unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, order or any condition imposed in writing by, or written agreement with, the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

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

Dividends.  Under Indiana law, the Bank is prohibited from paying dividends in an amount greater than its undivided profits, or if the payment of dividends would impair the Bank’s capital. Moreover, the Bank is required to obtain the approval of the DFI and the Federal Reserve for the payment of any dividend if the aggregate amount of all dividends paid by the Bank during any calendar year, including the proposed dividend, would exceed the sum of the Bank’s retained net income for the year to date combined with its retained net income for the previous two years. For this purpose, “retained net income” means the net income of a specified period, calculated under the consolidated report of income instructions, less the total amount of all dividends declared for the specified period. Furthermore, at the request of its regulators, the Bank's Board of Directors has adopted resolutions requiring the approval of the DFI and the Federal Reserve before any Bank declaration of dividends. Request for the approval of any such dividend declaration must be filed with those regulators at least 30 days before the proposed dividend declaration date.

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

The Dodd-Frank Act, signed into law on July 21, 2010, requires the Federal Reserve to set minimum capital levels for bank holding companies that are as stringent as those required for insured depository subsidiaries; provided, however, that bank holding companies with less than $500 million in assets are exempt from these capital requirements. The legislation also established a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks related to securitized products and derivatives. The banking agencies implemented new capital requirements effective July 28, 2011. The Company is complying with those new requirements.

The following is a summary of the Company’s and the Bank’s regulatory capital and capital requirements at December 31, 2011.

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$108,463	13.41%	$64,714	8.0%	$80,893	10.0%
Indiana Community Bancorp Consolidated	$110,254	13.61%	$64,788	8.0%	$80,985	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$98,291	12.15%	$32,357	4.0%	$48,536	6.0%
Indiana Community Bancorp Consolidated	$100,071	12.36%	$32,394	4.0%	$48,591	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$98,291	10.17%	$38,657	4.0%	$48,321	5.0%
Indiana Community Bancorp Consolidated	$100,071	10.35%	$38,687	4.0%	$48,359	5.0%

Prompt Corrective Regulatory Action. Federal law provides the federal banking regulators with broad powers to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators’ powers depends on whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized,” as defined by regulation. Depending upon the capital category to which an institution is assigned, the regulators’ corrective powers include:  requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and, ultimately, appointing a receiver for the institution. At December 31, 2011, the Bank was categorized as "well capitalized," meaning that the Bank’s total risk-based capital ratio exceeded 10%, the Bank’s Tier I risk-based capital ratio exceeded 6%, the Bank’s leverage ratio exceeded 5%, and the Bank was not subject to a regulatory order, agreement or directive to meet and maintain a specific capital level for any capital measure.

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

ONB has agreed in its previously disclosed merger agreement with the Company to fund the redemption of the TARP preferred stock on or before the closing of the merger, subject to regulatory approval.

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

As a member of the FHLB, the Bank is required to purchase and maintain stock in the FHLB of Indianapolis in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts, or similar obligations at the beginning of each year. At December 31, 2011, the Bank's investment in stock of the FHLB of Indianapolis was $6.6 million. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate-related collateral to 30% of a member's capital and limiting total advances to a member. Interest rates charged for advances vary depending upon maturity, the cost of funds to the FHLB of Indianapolis and the purpose of the borrowing.

The FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. For the year ended December 31, 2011, dividends paid by the FHLB of Indianapolis to the Bank totaled approximately $183,000, for an annualized rate of 2.6%. See Item 1A, Risk Factors,” “Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.”

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

Consumer Financial Protection Bureau.
The Dodd-Frank Act creates a new, independent federal agency called the Consumer Financial Protection Bureau (“CFPB”), which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes. The CFPB will have examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets. Smaller institutions will be subject to rules promulgated by the CFPB but will continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB will have authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages including a determination of the borrower’s ability to repay. In addition, the Dodd-Frank Act will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. Federal preemption of state consumer protection law requirements, traditionally an attribute of the federal savings association or national bank charter, has also been modified by the Dodd-Frank Act and now requires a case-by-case determination of preemption by the OCC and eliminates preemption for subsidiaries of such a bank.

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

The Bank is required to compute its allowable deduction using the experience method. Reserves taken after 1987 using the percentage of taxable income method generally must be included in future taxable income over a six-year period, although a two-year delay may be permitted for institutions meeting a residential mortgage loan origination test. The Bank began recapturing approximately $2.3 million over a six-year period beginning in fiscal 1989, and has now included all of those reserves in its income. In addition, the pre-1988 reserve, in which no deferred taxes have been recorded, will not have to be recaptured into income unless (i) the Bank no longer qualifies as a bank under the Code, or (ii) excess dividends are paid out by the Bank.

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

Current Levels of Market Volatility Are Unprecedented. The capital and credit markets have been experiencing volatility and disruption for several years. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. Although there has been some improvement in the stock market in recent months, there is no guarantee that such improvement will continue or be maintained. If current levels of market disruption and volatility continue or worsen, our ability to access capital may be adversely affected which, in turn, could adversely affect our business, financial condition and results of operations.

Financial Problems at the Federal Home Loan Bank of Indianapolis May Adversely Affect Our Ability to Borrow Monies in the Future and Our Income.  At December 31, 2011, the Bank owned $6.6 million of stock of the Federal Home Loan Bank of Indianapolis (“FHLBI”) and had no outstanding borrowings from the FHLBI. The FHLBI stock entitles us to dividends from the FHLBI. The Company recognized dividend income of approximately $183,000 from the FHLBI in 2011. Due to various financial difficulties in the financial institution industry in 2008, including the write-down of various mortgage-backed securities held by the FHLBI (which lowered its regulatory capital levels), the FHLBI temporarily suspended dividends during the 1st quarter of 2009. When the dividends were finally paid, they were reduced by 75 basis points from the dividend rate paid for the previous quarter. Moreover, for the first nine months of 2010, the net income of the FHLBI declined from that for the same period in 2009, although it increased for the first nine months in 2011. Additional financial difficulties at the FHLBI could further reduce or eliminate the dividends we receive from the FHLBI.

At December 31, 2011, the Bank’s total borrowing capacity from the FHLBI was $136.1 million. Generally, the loan terms from the FHLBI are better than the terms the Bank can receive from other sources making it cheaper to borrow money from the FHLBI. Additional financial difficulties at the FHLBI could reduce or eliminate our additional borrowing capacity with the FHLBI which could force us to borrow money from other sources. Such other monies may not be available when we need them or, more likely, will be available at higher interest rates and on less advantageous terms, which will impact our net income and could impact our ability to grow.

Additional Increases in Insurance Premiums. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposits up to certain limits. The FDIC charges us premiums to maintain the Deposit Insurance Fund. The Bank elected to participate in the FDIC’s Temporary Liquidity Guarantee Program, which resulted in an increase in its insurance premiums. The FDIC takes control of failed banks and ensures payment of deposits up to insured limits using the resources of the Deposit Insurance Fund. The FDIC has designated the Deposit Insurance Fund long-term target reserve ratio at 2.0 percent of insured deposits (which will be adjusted once the base upon which premiums are charged is adjusted pursuant to the Dodd-Frank Act). Due to recent bank failures, the FDIC insurance fund reserve ratio has fallen below 1.35 percent, the statutory minimum. At September 30, 2011, the ratio was .12%. The FDIC has until September 30, 2020, to reach the statutory minimum reserve ratio of 1.35%.

The FDIC expects additional insured institution failures in the next few years, which may adversely affect the reserve ratio. The FDIC has recently made changes to the deposit insurance assessment system requiring riskier institutions to pay a larger share of premiums. See “Indiana Bank and Trust Company -- Deposit Insurance.” Our FDIC insurance premiums (including FICO assessments) were $1.5 million in 2011 compared to $2.1 million in 2010.

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

Federal and State Government Regulations Could Adversely Affect Us. The banking industry is heavily regulated. These regulations are intended to protect depositors, not shareholders. As discussed in this Form 10-K, the Company and its subsidiaries are subject to regulation and supervision by the FDIC, the Board of Governors of the Federal Reserve System, the Indiana Department of Financial Institutions, and the SEC. The burden imposed by federal and state regulations puts banks at a competitive disadvantage compared to less regulated competitors such as finance companies, mortgage banking companies and leasing companies, although the Dodd-Frank Act has increased the regulation of some of these entities. In particular, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of banks in the past, and are expected to continue to do so in the future. Among the instruments of monetary policy used by the Federal Reserve Board to implement its objectives are changes in the discount rate charged on bank borrowings and changes in the reserve requirements on bank deposits. It is not possible to predict what changes, if any, will be made to the monetary policies of the Federal Reserve Board or to existing federal and state legislation or the effect that such changes may have on the future business and earnings prospects of the Company.

Credit Risk Could Adversely Affect Our Operating Results or Financial Condition. One of the greatest risks facing lenders is credit risk -- that is, the risk of losing principal and interest due to a borrower’s failure to perform according to the terms of a loan agreement. During the past few years, the banking industry has experienced increasing trends in problem assets and credit losses which resulted from weakening national economic trends and a decline in housing values. The Company’s home equity and home equity line of credit portfolios have experienced some increase in delinquency and foreclosures have occurred, driven primarily by mortgage foreclosures on loans serviced by non-company owned first mortgages. The potential for foreclosures instituted by outside servicers represents additional potential credit risk. While management attempts to provide an allowance for loan losses at a level adequate to cover probable incurred losses based on loan portfolio growth, past loss experience, general economic conditions, information about specific borrower situations, and other factors, future adjustments to reserves may become necessary, and net income could be significantly affected, if circumstances differ substantially from assumptions used with respect to such factors.

Exposure to Local Economic Conditions Could Have an Adverse Impact on the Company. The Company's primary market area for deposits and loans encompasses counties in central and southern Indiana, where all of its offices are located. Most of the Company's business activities are within this area. The Company has experienced growth of the commercial and commercial real estate portfolios, primarily in the Indianapolis market.  This area of the Company’s market has experienced more difficulties in the residential and development areas than the rest of our market area. These concentrations expose the Company to risks resulting from changes in the local economies. An economic slowdown in these areas could have the following consequences, any of which could hurt our business:

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

Item 1B. Unresolved Staff Comments
Not Applicable

Item 2.  Properties.
At December 31, 2011, the Bank conducted its business from its main office at 501 Washington Street, Columbus, Indiana and 18 other full-service branches and a commercial loan office in Indianapolis.  The Bank owns a building that it uses for certain administrative operations located at 3801 Tupelo Drive, Columbus, Indiana.  Information concerning these properties, as of December 31, 2011, is presented in the following table:

		Net Book Value
		of Property,	Approximate
Description and	Owned or	Furniture and	Square	Lease
Address	Leased	Fixtures	Footage	Expiration
Principal Office 501 Washington Street	Owned	$3,214,067	21,600	N/A

Administrative Operations Office:
3801 Tupelo Drive, Columbus	Owned	$2,623,685	16,920	N/A

Branch Offices:
Columbus Branches:
1020 Washington Street	Owned	$346,714	800	N/A
3805 25th Street	Leased	$103,814	5,800	09/2022
2751 Brentwood Drive	Leased	$111,849	3,200	09/2022
4330 West Jonathon Moore Pike	Owned	$459,974	2,600	N/A
1901 Taylor Road	Leased	$4,171	400	03/2012

Hope Branch 8475 North State Road 9, Suite 4	Leased	$68,697	1,500	03/2012

Austin Branch 2879 North US Hwy 31	Owned	$417,339	2,129	N/A

Brownstown Branch 101 North Main Street	Leased	$14,338	2,400	Year to Year

North Vernon Branch
1420 North State Street	Owned	$2,223,238	1,900	N/A

Osgood Branch 820 South Buckeye Street	Owned	$78,133	1,280	N/A

Salem Branch 1208 South Jackson	Owned	$478,951	1,860	N/A

Seymour Branches:
222 W. Second Street	Leased	$159,459	9,200	09/2022
1117 East Tipton Street	Leased	$75,680	6,800	09/2022

Batesville Branch 114 State Rd 46 East	Owned	$424,709	2,175	N/A

Madison Branch 201 Clifty Drive	Owned	$345,519	2,550	N/A

Greensburg Branch 1801 Greensburg Crossing	Owned	$570,933	1,907	N/A

Indianapolis Branches:
8740 South Emerson Avenue	Owned	$1,752,287	5,000	N/A
1510 West Southport Road	Owned	$1,658,502	3,100	N/A

Indianapolis Commercial Loan Office
201 South Capitol Ave, Suite 700	Leased	$314,121	12,163	04/2021

Property Purchased for New Branch
SR 135 and Main Street, Greenwood	Owned	$1,160,562	N/A	N/A

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
Chief Financial Officer and Secretary

Mark T. Gorski (age 47) has been employed by the Bank as Executive Vice President, Treasurer and Chief Financial Officer since July 1, 2005. From January 2001 to June 2002 he served as the Chief Financial Officer of Fifth Third Bank, Indianapolis. From June 2002 to June 2003 he served as Internal Reporting and Budgeting Manager of Fifth Third Bank, Cincinnati. From June 2003 to June 2005, he served as Director of Private Client Services of Fifth Third Bank, Indianapolis.

Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
The Company’s common stock ("Common Stock") is quoted on the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), National Global Market, under the symbol "INCB." The following table presents certain information concerning stock prices and dividends paid by the Company for the indicated periods:

Fiscal Year Ended December 31, 2011	Mar 31	Jun 30	Sep 30	Dec 31
Cash dividends per share	$0.01	$0.01	$0.01	$0.01
Stock sales price range: High	$17.25	$17.31	$17.50	$15.44
Low	$14.75	$15.34	$13.84	$13.88

Fiscal Year Ended December 31, 2010	Mar 31	Jun 30	Sep 30	Dec 31
Cash dividends per share	$0.01	$0.01	$0.01	$0.01
Stock sales price range: High	$9.80	$12.75	$13.70	$17.25
Low	$7.50	$9.10	$11.89	$12.50

As of December 31, 2011, there were 321 shareholders of record of the Company's Common Stock.

It is currently the policy of ICB's Board of Directors to continue to pay quarterly dividends, but any future dividends are subject to the Board's discretion based on its consideration of ICB's operating results, financial condition, capital, income tax considerations, regulatory restrictions and other factors. During 2010 and 2011, the Company paid quarterly dividends of $.01 per share.

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

Income of the Bank appropriated to bad debt reserves and deducted for federal income tax purposes is not available for payment of cash dividends or other distributions to ICB without the payment of federal income taxes by the Bank on the amount of such income deemed removed from the reserves at the then-current income tax rate.  At December 31, 2011, none of the Bank's retained income represented bad debt deductions for which no federal income tax provision had been made. See "Taxation--Federal Taxation" in Item 1 hereof.

The following table provides information on the Company’s repurchases of shares of its common stock during the quarter ended December 31, 2011.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
October 2011	0	$00.00	0	156,612
November 2011	0	$00.00	0	156,612
December 2011	0	$00.00	0	156,612
Fourth Quarter	0	$00.00	0	156,612

(1) On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares. Such purchases will be made in block or open market transactions, subject to market conditions. The program has no expiration date.

The disclosures regarding equity compensation plans required by Reg. § 229.201(d) are set forth in Item 12 hereof.

Item 6. Selected Financial Data.
Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following financial information presents an analysis of the asset and liability structure of Indiana Community Bancorp and a discussion of the results of operations for each of the periods presented herein as well as a discussion of Indiana Community Bancorp’s sources of liquidity and capital resources.

GENERAL
The Company's earnings in recent years reflect the fundamental changes that have occurred in the regulatory, economic and competitive environment in which commercial banks operate.  The Company's earnings are primarily dependent upon its net interest income.  Interest income is a function of the average balances of loans and investments outstanding during a given period and the average yields earned on such loans and investments.  Interest expense is a function of the average amount of deposits and borrowings outstanding during the same period and the average rates paid on such deposits and borrowings.  Net interest income is the difference between interest income and interest expense.

The Company is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits and borrowings with short- and medium-term maturities, mature or reprice more rapidly, or on a different basis, than its interest-earning assets.  While having liabilities that mature or reprice more frequently on average than assets would typically be beneficial in times of declining interest rates, in the current low rate environment, interest-bearing liabilities are near their minimum rate.  In this environment, declining interest rates could result in compression of the Company’s margin.  The Company's net income is also affected by such factors as fee income and gains or losses on sale of loans.

OVERVIEW
Based on the challenging environment that existed within the banking sector for 2011, credit risk management and capital management were the key focal points.  Total assets were $984.6 million as of December 31, 2011, a decrease of $58.7 million from December 31, 2010.  During the third quarter, the Bank prepaid the remaining Federal Home Loan Bank advances which totaled $55 million including the prepayment penalty.  The majority of the funding for the prepayment of advances came from the sale of securities.  The Bank was able to capitalize on a temporary change in the market to sell securities at a substantial gain.  The gain on sale of securities for the year was $2.4 million which more than offset the prepayment penalty of $1.4 million.  This balance sheet restructuring eliminated the remaining wholesale funding from the balance sheet.  With the improved liquidity of the Bank resulting from deposit growth coupled with decreases in loans, management determined that it was prudent to decrease the size of the Company which served to strengthen the capital ratios.  Total loans decreased $40.3 million for the year.  Commercial and commercial mortgage loans decreased $32.7 million for the year.  Commercial lending activity remained slow during 2011 driven primarily by limited new business expansion combined with intense competition for high quality commercial installment relationships.  Residential mortgage loans and consumer loans decreased $7.6 million for the year.  While residential mortgage volume was relatively strong during the second half of the year, the Bank continued to sell the majority of originations in the secondary market.  Demand for home equity and second mortgage loans remained soft within the Bank’s market footprint.  Total retail deposits increased $15.2 million for the year.  The Bank continued its successful growth of transaction deposits as total checking, savings and money market balances increased $66.4 million.  Certificates of deposit decreased $51.2 million for the year as the continued low interest rate environment has resulted in rates on certificates of deposit that are not attractive to consumers.

The provision for loan losses and net charge offs totaled $19.5 million and $19.1 million, respectively, for the year – both totals were substantially above 2010 levels.  Beginning midyear, the Bank began to see movement in the commercial real estate market which provided an opportunity for management to pursue an aggressive divestiture strategy related to problem assets.   These market conditions and management’s negotiations of the sale of problem assets with end users produced clarity in the value of assets underlying certain problem loans.  Management charged down many problem assets primarily in the third quarter to align valuations with its strategy to divest of problem loans in the near term.  The allowance for loan losses increased $378,000 for the year to $15.0 million.  The ratio of the allowance for loan losses to total loans was 2.12% at December 31, 2011 compared to 1.95% at December 31, 2010.

Non interest income, excluding net gains on sale of securities and other than temporary impairment losses from each period, decreased $380,000 for the year.  Service fees on deposits decreased $333,000, or 5.2%, for the year due primarily to a decrease in overdraft fees.  Miscellaneous income included a net loss on the writedown of other real estate of $495,000.  While not a core activity, the Bank has taken advantage of interest rate volatility in the securities market to reposition a portion of the securities portfolio and to provide funds to prepay Federal Home Loan Bank advances.  Gain on sale of securities net of other than temporary impairment totaled $2.3 million for the year.  Non interest expense, excluding the Federal Home Loan Bank advance prepayment fee of $1.4 million, increased $860,000 for the year.  Compensation and employee benefits increased $995,000, or 6.8%, for the year due primarily to costs associated with additional personnel added to the commercial and investment advisory departments during the second half of 2010, increased medical and pension costs and increased costs related to restricted stock grants.  FDIC insurance expense decreased $536,000 for the year due to a change in the method used to calculate the Company’s quarterly contribution.  Marketing expense increased $207,000 for the year as the Company increased the marketing budget to support growth opportunities for core deposits within its market footprint.

ASSET/LIABILITY MANAGEMENT
The Company follows a program designed to decrease its vulnerability to material and prolonged increases in interest rates.  This strategy includes 1) selling certain longer term, fixed rate loans from its portfolio; 2) increasing the origination of adjustable rate loans; 3) improving its interest rate gap by shortening the maturities of its interest-earning assets; and 4) increasing its non interest income.

A significant part of the Company's program of asset and liability management has been the increased emphasis on the origination of adjustable rate and/or short-term loans, which include adjustable rate residential construction loans, commercial loans, and consumer-related loans.  The Company continues to originate fixed rate residential mortgage loans.  However, management’s strategy is to sell substantially all residential mortgage loans that the Company originates.  The Company sells the servicing on mortgage loans sold, thereby increasing non interest income.  The proceeds of these loan sales are used to reinvest in other interest-earning assets or to repay wholesale borrowings.

The Company continues to assess methods to stabilize interest costs and match the maturities of liabilities to assets.  During 2011, transaction deposits increased at a greater rate than certificates of deposit resulting in a shorter duration of repricing for retail deposits.  This shift in retail deposits resulted from customer preference for more liquid accounts due to historically low interest rates.  In addition, the Company implemented a strategy geared toward expanding relationships with customers that only maintain certificates of deposit with the Company or allowing these customers to pursue higher rates elsewhere.  Retail deposit specials are competitively priced to attract deposits in the Company’s market area.  However, when retail deposit funds become unavailable due to competition, the Company employs FHLB advances to maintain the necessary liquidity to fund lending operations.

The Company applies early withdrawal penalties to protect the maturity and cost structure of its deposits and utilizes longer term, fixed rate borrowings when the cost and availability permit the proceeds of such borrowings to be invested profitably.

INTEREST RATE SPREAD
The following table sets forth information concerning the Company's interest-earning assets, interest-bearing liabilities, net interest income, interest rate spreads and net yield on average interest-earning assets during the periods indicated (including amortization of net deferred fees which are considered adjustments of yields).  Average balance calculations were based on daily balances.  (dollars in thousands)

	Year Ended			Year Ended			Year Ended
	Dec 2011			Dec 2010			Dec 2009
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Assets:
Interest-earning assets:
Residential mortgage loans	$97,022	$4,148	4.28%	$98,450	$4,625	4.70%	$115,140	$6,192	5.38%
Commercial & commercial mortgage loans	511,183	28,559	5.59%	525,235	30,154	5.74%	530,359	30,192	5.69%
Second and home equity loans	89,386	4,130	4.62%	94,611	4,581	4.84%	98,608	4,992	5.06%
Other consumer loans	10,505	819	7.80%	13,143	1,079	8.21%	17,815	1,452	8.15%
Securities	214,855	4,964	2.31%	216,839	5,366	2.47%	137,576	4,164	3.03%
Short-term investments	9,533	29	0.30%	19,600	59	0.30%	41,971	99	0.24%
Total interest-earning assets (1)	932,484	$42,649	4.57%	967,878	$45,864	4.74%	941,469	$47,091	5.00%
Allowance for loan losses	(14,655)			(14,689)			(10,090)
Cash and due from banks	13,199			12,525			12,913
Bank premises and equipment	16,532			15,980			15,011
Other assets	70,460			67,175			62,190
Total assets	$1,018,020			$1,048,869			$1,021,493

Liabilities
Interest-bearing liabilities:
Deposits:
Transaction accounts	$564,761	$2,761	0.49%	$547,286	$3,594	0.66%	$445,580	$3,914	0.88%
Certificate accounts	294,071	5,488	1.87%	332,720	8,635	2.60%	339,152	10,949	3.23%
FHLB advances	35,115	692	1.97%	53,499	1,089	2.04%	112,290	4,278	3.81%
Other borrowings	17,285	317	1.83%	15,609	312	2.00%	15,464	412	2.66%
Total interest-bearing liabilities	911,232	$9,258	1.02%	949,114	$13,630	1.44%	912,486	$19,553	2.14%
Other liabilities	16,771			12,225			18,799
Total liabilities	928,003			961,339			931,285
Total shareholders’ equity	90,017			87,530			90,208
Total Liabilities and Shareholders’ Equity	$1,018,020			$1,048,869			$1,021,493

Net Interest Income		$33,391			$32,234			$27,538

Net Interest Rate Spread			3.56%			3.30%			2.86%

Net Earning Assets	$21,252			$18,764			$28,983

Net Interest Margin (2)			3.58%			3.33%			2.93%

Average Interest-earning
Assets to Average
Interest-bearing Liabilities	102.33%			101.98%			103.18%

(1)	Average balances are net of non-performing loans.
(2)	Net interest income divided by the average balance of interest-earning assets.

RATE/VOLUME ANALYSIS
The following table sets forth the changes in the Company's interest income and interest expense resulting from changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities.  Changes not solely attributable to volume or rate changes have been allocated in proportion to the changes due to volume or rate.  (dollars in thousands)

	Year Ended			Year Ended
	Dec 2011 vs. Dec 2010			Dec 2010 vs. Dec 2009
	Increase/(Decrease)			Increase/(Decrease)
	Due to Rate	Due to Volume	Total Change	Due to Rate	Due to Volume	Total Change
Interest Income on Interest-Earning Assets:
Residential mortgage loans	$(411)	$(66)	$(477)	$(730)	$(837)	$(1,567)
Commercial & commercial mortgage loans	(799)	(796)	(1,595)	270	(308)	(38)
Second and home equity loans	(205)	(246)	(451)	(213)	(198)	(411)
Other consumer loans	(52)	(208)	(260)	11	(384)	(373)
Securities	(353)	(49)	(402)	(556)	1,758	1,202
Short-term investments	1	(31)	(30)	42	(82)	(40)
Total	(1,819)	(1,396)	(3,215)	(1,176)	(51)	(1,227)

Interest Expense on Interest-Bearing Liabilities:
Deposits:
Transaction accounts	(952)	119	(833)	(3,328)	3,008	(320)
Certificate accounts	(2,226)	(921)	(3,147)	(2,110)	(204)	(2,314)
FHLB advances	(34)	(363)	(397)	(1,501)	(1,688)	(3,189)
Other borrowings	(16)	21	5	(104)	4	(100)
Total	(3,228)	(1,144)	(4,372)	(7,043)	1,120	(5,923)

Net Change in Net Interest Income	$1,409	$(252)	$1,157	$5,867	$(1,171)	$4,696

RESULTS OF OPERATIONS
Comparison of Year Ended December 31, 2011 and Year Ended December 31, 2010

General
The Company reported a net loss of $1.7 million for the year ended December 31, 2011.  This compared to net income of $5.6 million for the year ended December 31, 2010, representing a decrease of $7.4 million.

Net Interest Income
Net interest income increased $1.2 million, or 3.6%, for the year ended December 31, 2011, compared to the year ended December 31, 2010.  The net interest margin increased 25 basis points from 3.33% for the year ended December 31, 2010 to 3.58% for the year ended December 31, 2011.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 42 basis points, than the rates earned on interest bearing assets, which declined 17 basis points, for the two comparative twelve month periods.  Interest income decreased $3.2 million, or 7.0%, due primarily to declining rates and balances on the loan portfolio, as well as the impact of loans on non-accrual status.  The Company would have recorded interest income of $2.5 million and $1.7 million for the years ended December 31, 2011 and 2010, respectively, if loans on non-accrual status had been current in accordance with their original terms.  The largest contributor to the decrease in the interest bearing liability rate was a 73 basis point decrease in rates paid for certificates of deposit for the year ended December 31, 2011, as compared to the year ended December 31, 2010.  The average balance on retail certificates of deposit decreased $39.8 million to $291.8 million at December 31, 2011, compared to the prior year’s average balance of $331.8 million.  In the current low rate environment customers often prefer a liquid deposit account, moving from certificates of deposit into transaction accounts.  In addition, the Company implemented a strategy of expanding relationships with single service certificate of deposit customers.  These customers sometimes choose to pursue higher rates elsewhere.  Finally, in the third quarter of 2011, the Company funded the pay off of $55.0 million of FHLB advances through the sale of securities, reducing higher costing wholesale funding.

Provision for Loan Losses
The provision for loan losses totaled $19.5 million for 2011 compared to $7.2 million for 2010.  The increase in the provision for loan losses was driven by deterioration in credit quality along with a decrease in the value of the collateral securing problem loans.  Net charge offs totaled $19.1 million for 2011.  Charge offs for the year were primarily related to nine commercial customers with total balances prior to charge off of $35.0 million and which accounted for $14.2 million of the charge offs for the year.  Among those nine relationships, the Company experienced deterioration related to four large investment real estate customers during the year.  These four customers accounted for $26.4 million of the loan balances and $11.7 million of the charge offs for the year.  In addition, the Company charged off previously recognized specific reserves totaling $2.5 million related to five commercial customers with balances totaling $8.6 million.  The loans to these nine customers were in the Indianapolis market.  Total nonperforming loans increased $7.1 million to $37.1 million at December 31, 2011 compared to $30.0 million at December 31, 2010.  The provision for loan losses covered net charge offs for the year and increased the allowance for loan losses by $378,000 to $15.0 million at December 31, 2011.  The increase in the allowance for loan losses combined with the decrease in loan balances resulted in an increase in the ratio of the allowance for loan losses to total loans of 17 basis points to 2.12% at December 31, 2011 compared to 1.95% at December 31, 2010.  See the section captioned “Allowance for Loan Losses” elsewhere in this discussion for further analysis of the provision for loan losses.

Non Interest Income
Non interest income increased $1.4 million, or 11.7%, for the year.  This increase was primarily due to the increase in gain on the sale of securities of $1.6 million.  The gain on sale of securities resulted from the repositioning transaction the Company completed in the third quarter of 2011.  The repositioning strategy involved selling $71.0 million of securities and prepaying $55 million of advances.  The securities sales resulted in the recognition of $2.1 million in gain on sale of securities.  Without the gain on securities available for sale, non interest income would have decreased $269,000, or 2.3%, which is the result of net changes in several non interest income categories.  Service fees on deposits decreased $333,000, or 5.2%, driven by a net reduction in overdraft privilege fees of $423,000, or 11.9%.  In the third quarter of 2010, regulatory changes required customers to opt-in to the overdraft privilege protection program.  Another factor decreasing non interest income is the $207,000 increase in loss on sale of real estate owned.  Negotiations in the first quarter of 2011, with a qualified borrower, resulted in a letter of intent to purchase a bank owned property that resulted in a $482,000 write down on REO.  Gain on sale of loans decreased $132,000 year over year.  The decrease in gain on sale of loans reflects the $8.9 million decrease in loan originations for sale.  While residential mortgage rates remain at historically low levels, the past two years have seen multiple refinancing periods when customers who were qualified to refinance their homes did so.  This past refinancing activity has reduced the potential number of customers interested in refinancing their homes.  Categories which produced increases in non interest income include other than temporary impairment losses of $111,000, increases in trust and asset management fees of $105,000 and miscellaneous increases of $199,000.  The Company sold all of its remaining redemption in kind securities received from the Shay fund in 2011.  These securities historically have been the source of the Company’s other than temporary impairment charges.  Trust and asset management fees increased due to the increases in the trust department’s client base.  Miscellaneous fees increased due to increases in dividends received on FHLB stock of $27,000, increases in other fees and credit card fees of $55,000 and a loss on sale of other assets that occurred in 2010 of $63,000.

Non Interest Expenses
Non interest expenses totaled $31.1 million for the year ended December 31, 2011, an increase of $2.2 million, or 7.7%, compared to the year ended December 31, 2010. Included in the increase in non interest expenses was a prepayment penalty of $1.4 million due to the repayment of $55 million in FHLB advances related to the previously mentioned repositioning strategy.  Compensation and employee benefits increased $995,000, or 6.8%, year over year.  This increase is the result of several factors including: 1) a $240,000 net increase in restricted stock expense and directors compensation as directors and key management personnel compensation was restructured to include equity incentive plans; 2) in 2010 the restructure resulted in a $327,000 credit for previously accrued expenses under a long term incentive plan which was terminated; 3) a $353,000 increase related to funding requirements for the Company’s frozen pension plan; 4) early retirement plan expenses of $159,000; 5) a $142,000 increase related to the employee health insurance plan; and 6) increases in personnel in the retail banking, commercial and investment advisory services areas.  Other expenses which increased were marketing and loan expenses of $207,000, or 25.6%, and $267,000, or 27.4%, respectively.  The marketing budget was increased to attract core deposits in the Company’s market.  The increase in loan expenses is the result of attorney fees, property taxes and insurance premiums associated with challenged loans.  Offsetting this increase to non interest expenses was a $536,000, or 25.9%, decrease in FDIC premiums due to the change to the assessment base from deposit based to asset based.

Income Taxes
The Company had an income tax credit of $2.5 million for the year ended December 31, 2011, a decrease of $4.6 million compared to the year ended December 31, 2010.  This decrease mirrors the decrease in pre-tax income of $12.0 million.  The Company currently has a deferred tax asset of $8.3 million.  The pretax loss experienced in 2011 was primarily due to unusually high net charge offs of $19.1 million, which led to a $19.5 million provision charge for the year.  In 2011, management determined that based on current market conditions, the best course of action was to aggressively pursue divestiture of the underlying assets.  In the third quarter the Company charged the carrying value of the loans down to levels consistent with recently negotiated letters of intent or purchase agreements which resulted in net charge offs of $13.3 million.  The Company does not anticipate another such charge, although there can be no guarantee of this.  Based on proforma core earnings of the Company in combination with anticipated charge offs, management anticipates generating sufficient pretax income over the next three years which would result in the realization of the deferred tax asset.  Therefore, no valuation allowance was established for the deferred tax asset.   On January 25, 2012, the Company entered into a merger agreement with Old National Bank headquartered in Evansville.  This agreement must be approved by a shareholder vote at the Company’s annual meeting and by bank regulators.  As with the Company’s anticipated earnings, based on estimated proforma core earnings of the merged companies in combination with anticipated charge offs, management anticipates generating sufficient pretax income over the next three years which would result in the realization of the deferred tax asset.  Therefore, no valuation allowance was established for the deferred tax asset.

FINANCIAL CONDITION
Total assets as of December 31, 2011, were $984.6 million, a decrease of $58.7 million, or 5.6%, from December 31, 2010 total assets of $1.04 billion.  As mentioned previously, the Company completed a repositioning strategy prepaying $55.0 million in FHLB advances with funds from security sales. The decision to execute the balance sheet repositioning strategies was triggered by the extreme movements in the market over the last several months and most notably during the early part of August.  As a result of the market volatility, the Company had a large unrealized gain in the securities portfolio.  As growth and preservation of capital is a key strategy for the Company, it was determined that realizing a portion of the security gains and converting these amounts to permanent capital was prudent.  In conjunction with the securities transactions, the Company reviewed its remaining wholesale funding.  The currently structured variable rate Federal Home Loan Bank advances had a total cost of approximately 2.05%, which in many cases was equal to or higher than the reinvestment rate on many of the security classes utilized by the Company.  Portfolio loans decreased $39.6 million from December 31, 2011.  Commercial and commercial real estate loans have decreased $32.7 million in 2011.  Net commercial and commercial mortgage loan charge offs of $18.4 million, driven partially by the problem asset divestiture strategy, accounted for 56.3% of the decreased balance in this loan segment.   Additionally commercial lending activity has been slow during 2011 driven primarily by limited new business expansion combined with intense competition for high quality commercial relationships.  Seconds and home equity loan balances have declined $6.5 million partially due to customers taking advantage of the low rates and refinancing these loans into first mortgages.  The Company currently sells the vast majority of residential first mortgages it originates in the secondary market.  Certificates of deposit decreased $51.2 million in 2011 as the Company does not negotiate rates for single service certificate of deposit customers.  Public fund interest checking increased $12.3 million in 2011, primarily due to the receipt of tax payments in the fourth quarter.  These volatile funds typically are withdrawn the quarter after they’re received.   Retail interest checking increased $32.4 million resulting in a total increase in interest checking of $44.7 million.  Demand deposits and savings have increased $17.4 million and $6.4 million,, respectively.  This increase in transaction account balances is a reflection of the Company’s current marketing and sales activities focus on transaction accounts aimed at attracting new customers and expanding relationships with existing customers.

Shareholders' equity decreased $515,000 during 2011.  Retained earnings decreased $1.7 million from net loss, $1.2 million for dividend payments on common and preferred stock, and $109,000 for the amortization of the discount on preferred stock.  Common stock increased $505,000 from recognition of compensation expense associated with restricted stock issued and the vesting of stock options.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $2.1 million for the twelve months ended December 31, 2011.

ASSET QUALITY
In accordance with the Company's classification of assets policy, management evaluates the loan and investment portfolio each month to identify assets that may contain probable losses.  In addition, management evaluates the adequacy of its allowance for loan losses.

SECURITIES
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

The Company had two corporate securities with a face amount of $2.0 million which had an unrealized loss of $569,000 as of December 31, 2011, which is a $100,000 decrease compared to the prior quarter value.  These two securities are backed by Bank of America, the purchaser of Nations Bank, and Chase.  Management expects the outcome of these two investments to be an all or none scenario, whereby if either Bank of America or Chase becomes insolvent, the Bank would not be repaid, or conversely, if these two national banks remain going concerns the Bank would be repaid.  Currently the Bank of America and Chase investments are rated BA1 and A2, respectively, by Moody’s rating system.  Both of the issuers of these bonds are considered well capitalized banks under the current regulatory definition.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturity beyond ten years.  The Company does not intend to sell these investments and it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Based on these criteria, management determined the two corporate securities did not have any other than temporary impairment.

In reviewing the remaining available for sale securities at December 31, 2011, for other than temporary impairment, management considered the change in market value of the securities in the fourth quarter of 2011, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows, Moody’s and S&P ratings where available, and if it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost bases, which may be maturity.  The receipt or non-receipt of all required payments is the primary criterion management uses to determine if a security is other than temporarily impaired.  When payment due is not received, management views the payment default as a credit default and writes off the entire balance of the security.

All contractual payments on all investments were received as required in the current quarter. Based on this criterion, management concluded that no securities were other than temporarily impaired.

NON-PERFORMING ASSETS
The following table sets forth information concerning non-performing assets of the Company.  Real estate owned includes property acquired in settlement of foreclosed loans that is carried at net realizable value.  (dollars in thousands)

As of	Dec 2011	Dec 2010	Dec 2009	Dec 2008	Dec 2007
Non-accruing loans:
Residential mortgage loans	$849	$1,412	$3,093	$2,349	$2,284
Commercial and commercial mortgage loans	32,788	18,082	15,892	19,352	7,622
Second and home equity loans	264	678	798	696	466
Other consumer loans	70	106	106	137	144
Total	33,971	20,278	19,889	22,534	10,516
90 days past due and still accruing loans:
Residential mortgage loans	87	92	131	481	64
Commercial and commercial mortgage loans	0	0	1,279	37	0
Total	87	92	1,410	518	64
Troubled debt restructured	3,082	9,684	499	1,282	874
Total non-performing loans	37,140	30,054	21,798	24,334	11,454
Real estate owned	5,736	4,389	12,627	3,379	311

Total Non-Performing Assets	$42,876	$34,443	$34,425	$27,713	$11,765
Non-performing assets to total assets	4.35%	3.30%	3.41%	2.86%	1.29%
Non-performing loans to total loans	5.25%	4.02%	2.95%	3.03%	1.51%
Allowance for loan losses to non-performing loans	40.34%	48.60%	60.16%	35.30%	60.87%

The Company promptly charges off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to: a) the deteriorating financial condition of the borrower, b) declining collateral values, and/or c) legal action, including bankruptcy, that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.  Partial charge offs on non performing loans for the periods ended December 31, 2011 and December 31, 2010 were $15.6 million and $6.7 million, respectively.  By recording partial charge offs on nonperforming loans, the Company has the remaining loan recorded at the estimated net realizable value, and accordingly, does not have any valuation allowance connected with these loans.  This impact of partial charge offs results in a lower coverage ratio of the allowance for loan losses to nonperforming loans.

The Company’s non performing loans at December 31, 2011 and December 31, 2010 consisted of the following:

	Period Ended December 31, 2011		Period Ended December 31, 2010
Non Performing Loans	Amount	Percentage of total nonperforming loans	Amount	Percentage of total nonperforming loans
Non performing loans with partial charge offs	$20,977	56.5%	$9,089	30.2%
Non performing loans without partial charge offs	$16,163	43.5%	$20,965	69.8%
Total Non Performing Loans	$37,140	100.0%	$30,054	100.0%

The result of recording partial charge offs on non performing loans had the following impact on certain credit quality statistics at December 31, 2011 and December 31, 2010:

	Period Ended December 31, 2011		Period Ended December 31, 2010
Credit Quality Statistics	Non performing loans with partial charge offs	Non performing loans without partial charge offs	Non performing loans with partial charge offs	Non performing loans without partial charge offs
Non performing loans to total loans	5.25%	7.39%	4.02%	4.87%
Allowance for loan losses to total loans	2.12%	2.07%	1.95%	1.94%
Allowance for loan losses to nonperforming loans	40.34%	28.39%	48.60%	39.75%

Total nonperforming assets increased $8.4 million to $42.9 million at December 31, 2011 compared to $34.4 million at December 31, 2010.  Total nonperforming loans increased $7.1 million to $37.1 million at December 31, 2011 compared to $30.0 million at December 31, 2010.  As a result of the increase in nonperforming loans, the coverage ratio of the allowance for loan losses to nonperforming loans decreased to 40.3% at December 31, 2011 compared to 48.6% at December 31, 2010.  Nonaccrual commercial and commercial mortgage loans at December 31, 2011 included fifteen relationships which totaled $28.9 million, or 84.9%, of total nonaccrual loans.  These fifteen relationships consisted of the following:  ten relationships totaling $22.5 million relate to residential or commercial land development, three relationships totaling $3.7 million relate to apartments or condominiums, and two relationships totaling $2.6 million relate to retail strip centers.  At December 31, 2011, a specific reserve of $447,000 was included in the allowance for loan losses related to these fifteen relationships.  Troubled debt restructurings (TDRs) at December 31, 2011 included two commercial loans which totaled $2.3 million, or 74.0%, of total TDRs.  Both of these loans represent the smaller portion or “B” note of larger relationships.  In both relationships, the larger or “A” note requires both principal and interest payments while the “B” note receives interest only payments.  Other real estate owned at December 31, 2011 included three properties with totaled $4.4 million, or 76.9%, of total other real estate owned.  These three properties consisted of the following:  two properties totaling $3.2 million relate to residential land development and one property totaling $1.2 million relates to commercial land development.

When considering the restructuring of a loan, when the borrower is having financial difficulty, the Company performs a complete analysis and underwrites the loan as it would any new origination.  The analysis and underwriting considers the most recent debt service coverage analysis, pro forma financial projections prepared by the borrower, evaluation of cash flow and liquidity available from other sources tied to the credit and updated collateral valuations.  Upon completion of the detailed analysis and underwriting of the credit, the Company determines whether there is a loan structure that can be supported by the current and projected operations of the borrower.  The Company also considers whether the changes necessary to accomplish the pro forma financial projections appear reasonable and achievable.  This determination is based on discussions with the borrower to review the plan and to understand the financial projections.  Additionally, the Company considers and reviews those portions of the plan that may already have been implemented.  The Company will modify the original terms of the loan agreement only when there is evidence that the plan and financial projections are achievable and that these improvements will allow for repayment of the debt in the future.  Such loans are then accounted for as TDRs.  The key factor the Company considers when determining whether a loan is classified as an accruing TDR or should be included as a nonaccrual loan is whether the loan is expected to be able to perform according to the restructured terms. The primary factor for determining if a loan will perform under the restructured terms is an analysis of the borrower’s current cash flow projections and current financial position to verify the borrower can generate adequate cash flow to support the restructured debt service requirements.  The Company sometimes restructures non accrual loans to improve its collateral position.  A non accrual loan that is restructured would continue to be classified as non accrual until such time that there is no longer any doubt as to the collection of all principal and interest owed under the contractual terms of the restructured agreement. The Company generally requires all non-accrual loans to perform under the terms of the restructured agreement for a period of not less than six months before returning to accrual status. All loans the Company classifies as TDR are performing according to their restructured terms.  TDR loans are analyzed for non accrual status using the same criteria as other loans in the Company’s portfolio. No loans modified and classified as TDR loans have had any charge offs.  Prior to being classified as TDR loans an immaterial amount was charged off.  There is currently no specific allowance allocated to TDR loans.  For additional information regarding TDR loans see Note 3 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES
The allowance for loan losses increased $378,000 to $15.0 million at December 31, 2011 compared to $14.6 million at December 31, 2010.  The ratio of the allowance for loan losses to total loans increased to 2.12% at December 31, 2011 compared to 1.95% at December 31, 2010.  The allowance for loan losses consists of three components:  the amount of reserve based on historic loss rates, specific reserves assigned to individual loans and the qualitative environmental allocation.  See further discussion under Critical Accounting Policies as well as Note 1 to the consolidated financial statements for more detail regarding the three components of the allowance for loan losses.

In determining the appropriate balance in the allowance for loan losses, management considered such factors as trends in the loan portfolio, historical loss trends, levels of nonperforming assets and the impact of the local and national economy.  During 2011, the commercial loan portfolio continued to show the strain of the prolonged economic downturn.  Beginning in mid 2011, management began to see more activity and interest regarding residential and commercial land development.  Management sought to take advantage of the increased interest level by working with customers to aggressively pursue strategies to sell land holdings.  As a result of several negotiations directly with the end users, management was able to determine that there were capable buyers for land holdings, but that the sale prices were well below prior estimates.  In spite of the valuations, management believed it was in the best interest of the Company to pursue an aggressive divestiture strategy rather than a strategy of holding assets for an extended period in hopes that values would rebound.  To support the strategy to divest of problem assets in the short term, management recorded significant charge offs primarily in the third quarter of 2011 to align carrying values with divestiture strategies.  While nonperforming assets increased during 2011, balances decreased during the fourth quarter as management began implementation of its divestiture strategy.  As a result of the provision for loan losses exceeding net charge offs for the year along with the decrease in the loan portfolio, the ratio of the allowance for loan losses to total loans increased 17 basis points to 2.12% at the end of 2011.  Management determined that an increase in the allowance for loan losses was appropriate in light of the continued uncertainty and sluggish national economy along with similar circumstances in the Company’s Indianapolis market.

The following table sets forth an analysis of the allowance for loan losses.  (dollars in thousands)

As Of	Dec 2011	Dec 2010	Dec 2009	Dec 2008	Dec 2007
Balance at beginning of period	$14,606	$13,113	$8,589	$6,972	$6,598
Provision for loan losses	19,509	7,179	16,218	4,292	1,361
Loan charge-offs:
Residential mortgage loans	(162)	(697)	(473)	(499)	(136)
Commercial and commercial mortgage loans	(18,834)	(4,447)	(10,124)	(1,561)	(698)
Second and home equity loans	(411)	(502)	(874)	(339)	(24)
Other consumer loans	(345)	(439)	(568)	(642)	(608)
Total charge-offs	(19,752)	(6,085)	(12,039)	(3,041)	(1,466)
Recoveries:
Residential mortgage loans	14	126	31	34	14
Commercial and commercial mortgage loans	394	81	121	58	178
Second and home equity loans	39	34	15	45	22
Other consumer loans	174	158	178	229	265
Total recoveries	621	399	345	366	479
Net charge-offs	(19,131)	(5,686)	(11,694)	(2,675)	(987)

Balance at End of Period	$14,984	$14,606	$13,113	$8,589	$6,972
Net charge-offs to average loans	2.70%	0.78%	1.52%	0.35%	0.14%
Allowance for loan losses to total loans	2.12%	1.95%	1.78%	1.07%	0.92%

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
The following table indicates the portion of the allowance for loan loss management has allocated to each loan type:  (dollars in thousands)

As Of	Dec 2011	Dec 2010	Dec 2009	Dec 2008	Dec 2007
Residential mortgage loans	$504	$799	$910	$741	$1,153
Commercial and commercial mortgage loans	13,691	12,640	10,564	6,493	4,374
Second and home equity loans	556	858	1,152	821	762
Other consumer loans	233	309	487	534	683
Total Allowance for Loan Losses	$14,984	$14,606	$13,113	$8,589	$6,972

Management reassigned all of the qualitative/environmental allowance to the commercial and commercial mortgage loan category based on a review of the past two years and current year to date net charge off history.  This review indicated that the allowance based on historical loss rates for the residential mortgage loans, second and home equity loans and other consumer loans categories should be adequate. Net charge offs for residential mortgages, second and home equity loans and other consumer loans are $148,000, $372,000 and $171,000, respectively, for the year ended December 31, 2011.  Net charge offs for commercial and commercial real estate loans are $18.4 million for the same period.

The increase in non performing assets did not result in a corresponding increase in the allowance for loan losses as appropriate charge offs were taken on new non performing credits as described above.

LIQUIDITY AND CAPITAL RESOURCES
The Company maintains its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of securities and loan prepayments and repayments, and may be generated through increases in deposits or borrowings.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.

Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the FHLB System, the Company may borrow from the FHLB of Indianapolis.  At December 31, 2011, the Company had no advances outstanding from the FHLB of Indianapolis.  As of that date, the Company had commitments of approximately $122.2 million to fund lines of credit and undisbursed portions of loans in process, loan originations of approximately $22.3 million, letters of credit of $5.1 million, and commitments to sell loans of $15.7 million.  In the opinion of management, the Company has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

On December 12, 2008, Indiana Community Bancorp strengthened its capital position by issuing 21,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase 188,707 shares of the Company’s common stock, without par value (the “Common Stock”), for an aggregate purchase price of $21.5 million in cash.  The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Company, subject to certain limitations in the first three years after issuance of the Series A Preferred Stock.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.09 per share of the Common Stock.  The U.S. Department of the Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

Upon issuance of the Series A Preferred Stock on December 12, 2008, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions, including a restriction against increasing dividends from the last quarterly cash dividend per share ($0.12) declared on the Common Stock prior to October 14, 2008 without the consent of the Treasury. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Series A Preferred Stock and (b) the date on which the Series A Preferred Stock has been redeemed in whole or Treasury has transferred all of the Series A Preferred Stock to third parties.  In addition, pursuant to the Certificate of Designations, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

ONB has agreed in its previously disclosed merger agreement with the Company to fund the redemption of the TARP preferred stock on or after the closing of the merger, subject to regulatory approval.

CONTRACTUAL COMMITMENTS
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company is a party to various activities that contain credit and market risk that are not reflected in the financial statements.  Such activities include commitments to extend credit, selling loans, borrowing funds, and standby letters of credit.  Commitments to borrow or extend credit, including loan commitments and standby letters of credit, do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  The Company originated $80.6 million of loans for sale in the secondary market in 2011.  In the event of an early payment default, the Company could be required to indemnify the investor or repurchase the sold loan.  Indemnifying the investor involves paying a $1,500 fee and certain associated costs, which are typically less than $10,000.   Due to the remote possibility of early payment default on loans the Company sells and the immaterial nature of the costs involved, the Company does not reserve for loans sold in the secondary market.  Management believes that none of these commitment arrangements expose the Company to any greater risk of loss than already reflected on our balance sheet.  Accordingly, no reserves have been established for these commitments.  Commitments are summarized as follows:  (dollars in thousands)

	Less Than 1 year	1-3 years	4-5 years	Greater Than 5 years	Total
Contractually obligated payments due by period:
Certificates of deposit	$156,421	$97,304	$6,518	$2,512	$262,755
Long term compensation obligations	246	544	565	2,150	3,505
Commitments to extend credit:
Commercial mortgage and commercial loans (1)	76,279	0	0	0	76,279
Residential mortgage loans	14,098	0	0	0	14,098
Revolving home equity lines of credit	38,453	0	0	0	38,453
Other	15,725	0	0	0	15,725
Standby letters of credit	5,123	0	0	0	5,123
Commitments to sell loans:
Residential mortgage loans	15,743	0	0	0	15,743
Total	$322,088	$97,848	$7,083	$4,662	$431,681

1)	Commercial mortgage and commercial loan commitments to extend credit are presented net of the portion of participation interests due to investors.

Lease Obligations
The Company leases banking facilities and other office space under operating leases that expire at various dates through 2022 and that contain certain renewal options.  Rent expense charges to operations were $674,000, $513,000, and $470,000 for the years ended December 31, 2011, 2010 and 2009, respectively.  As of December 31, 2011, future minimum annual rental payments under these leases are as follows: (dollars in thousands)

Year Ended December	Amount
2012	$535
2013	533
2014	535
2015	547
2016	559
Thereafter	3,091
Total Minimum Operating Lease Payments	$5,800

OFF-BALANCE SHEET ARRANGEMENTS
The term “off-balance sheet arrangement” generally means any transaction, agreement, or other contractual arrangement to which an entity unconsolidated with the Company is a party under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.  The Company does not have any off-balance sheet arrangements with unconsolidated entities that have or are reasonably likely to have a current or future effect on the Company’s financial condition, change in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, except as related to the guarantee of Capital Securities issued by the Company’s unconsolidated Delaware Trust subsidiary, Home Federal Statutory Trust I, as disclosed in Note 9 to the consolidated financial statements.

DERIVATIVE FINANCIAL INSTRUMENTS
The Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (Codification), the source of generally accepted accounting principles (GAAP), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, requires all derivatives, whether designated as a hedge, or not, to be recorded on the balance sheet at fair value.  The Company designates its fixed rate and variable rate interest rate swaps as fair value and cash flow hedge instruments, respectively.  If the derivative is designated as a fair value hedge, the changes in fair value of the derivative are recognized in earnings.  If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative are recorded in Accumulated Other Comprehensive Income (“AOCI”), net of income taxes.  The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.  The Company has interest rate lock commitments for the origination of loans held for sale which are not material to the Company’s consolidated financial statements.  See Note 1 to the consolidated financial statements for further discussion of derivative financial instruments.

IMPACT OF INFLATION
The consolidated financial statements and related data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America.  These principles require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.  The primary assets and liabilities of commercial banks such as the Company are monetary in nature.  As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or with the same magnitude as the price of goods and services.  In the current interest rate environment, liquidity, maturity structure and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

NEW ACCOUNTING PRONOUNCEMENTS
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”)," which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements is not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits-Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan,” which improves employer disclosures for multiple-employer pension plans.  Previously, disclosures were limited primarily to the historical contributions made to the plans.  In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements.  The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies.  Certain of these policies are critical to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include a determination of the allowance for loan losses and the valuation of securities.

Allowance for Loan Losses Methodology and Related Policies
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  All commercial and commercial real estate impaired loans, as well as impaired residential mortgages and consumer loans over $250,000, are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s loans individually evaluated for impairment are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing TDRs.  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed due to lack of comparable values or other reasons, a 20% discount based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

The Company promptly charges off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to: a) the deteriorating financial condition of the borrower, b) declining collateral values, and/or c) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of December 31, 2011, the time frame used to determine charge off percentages was January 1, 2009 through December  31, 2011.

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

Valuation of Securities
Currently all securities are classified as available-for-sale on the date of purchase. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within non interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the present value of expected future cash flows, and the creditworthiness of the issuer. Based on the results of these considerations and  because the Company does not  intend to sell investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired. When a decline in value is considered to be other-than-temporary, the cost basis of the security will be reduced and the credit portion of the loss is recorded within non interest income in the consolidated statements of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Audit Committee, Board of Directors and Shareholders
Indiana Community Bancorp
Columbus, Indiana

We have audited the accompanying consolidated balance sheets of Indiana Community Bancorp as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended.  The Company's management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  Our audits included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Indiana Community Bancorp as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

BKD, LLP

Indianapolis, Indiana
March 15, 2012

CONSOLIDATED BALANCE SHEETS
(dollars in thousands except share data)
	December 31, 2011	December 31, 2010
Assets:
Cash and due from banks	$20,683	$12,927
Interest bearing demand deposits	278	136
Federal funds sold	19,634	0
Cash and cash equivalents	40,595	13,063

Securities available for sale at fair value (amortized cost $178,300 and $227,331)	180,770	226,465
Loans held for sale (fair value $6,617 and $7,827)	6,464	7,666
Portfolio loans:
Commercial and commercial mortgage loans	517,970	550,686
Residential mortgage loans	93,757	92,796
Second and home equity loans	86,059	92,557
Other consumer loans	9,533	11,614
Total portfolio loans	707,319	747,653
Unearned income	(233)	(252)
Allowance for loan losses	(14,984)	(14,606)
Portfolio loans, net	692,102	732,795
Premises and equipment	16,617	16,228
Accrued interest receivable	3,085	3,785
Other assets	44,974	43,316
Total Assets	$984,607	$1,043,318

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$103,864	$86,425
Interest checking	222,314	177,613
Savings	52,181	45,764
Money market	222,229	224,382
Certificates of deposit	262,653	313,854
Retail deposits	863,241	848,038
Public fund certificates	102	5,305
Wholesale deposits	102	5,305
Total deposits	863,343	853,343

FHLB advances	0	53,284
Short term borrowings	0	12,088
Junior subordinated debt	15,464	15,464
Other liabilities	17,666	20,490
Total liabilities	896,473	954,669

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,265	21,156
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,422,379 and 3,385,079 shares	21,735	21,230
Retained earnings, restricted	44,127	47,192
Accumulated other comprehensive income/(loss), net	1,007	(929)
Total shareholders' equity	88,134	88,649
Total Liabilities and Shareholders' Equity	$984,607	$1,043,318
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF OPERATIONS
(dollars in thousands except per share data)
	Year Ended	Year Ended
	Dec 2011	Dec 2010
Interest Income:
Short term investments	$29	$59
Securities	4,964	5,366
Commercial and commercial mortgage loans	28,559	30,154
Residential mortgage loans	4,148	4,625
Second and home equity loans	4,130	4,581
Other consumer loans	819	1,079
Total interest income	42,649	45,864

Interest Expense:
Checking and savings accounts	1,434	1,908
Money market accounts	1,327	1,686
Certificates of deposit	5,476	8,625
Total interest on retail deposits	8,237	12,219

Public funds	12	10
Total interest on wholesale deposits	12	10
Total interest on deposits	8,249	12,229

FHLB advances	692	1,089
Other borrowings	9	1
Junior subordinated debt	308	311
Total interest expense	9,258	13,630

Net interest income	33,391	32,234
Provision for loan losses	19,509	7,179
Net interest income after provision for loan losses	13,882	25,055

Non Interest Income:
Gain on sale of loans	1,975	2,107
Gain on sale of securities available for sale	2,396	768
Other than temporary impairment losses	(104)	(215)
Service fees on deposit accounts	6,056	6,389
Loan servicing income, net of impairment	492	473
Net loss on real estate owned	(495)	(288)
Trust and asset management fees	1,202	1,097
Increase in cash surrender value of life insurance	529	560
Miscellaneous	939	740
Total non interest income	12,990	11,631

Non Interest Expenses:
Compensation and employee benefits	15,733	14,738
Occupancy and equipment	3,897	3,918
Service bureau expense	2,006	1,954
FDIC insurance expense	1,535	2,071
Marketing	1,011	804
Professional fees	771	726
Loan expenses	1,243	976
REO expenses	631	628
Communication expenses	559	620
FHLB advances prepayment fee	1,353	0
Miscellaneous	2,372	2,463
Total non interest expenses	31,111	28,898

Income (loss) before income taxes	(4,239)	7,788
Income tax provision (benefit)	(2,495)	2,146

Net Income (Loss)	$(1,744)	$5,642

Basic Earnings (Loss) per Common Share	$(0.87)	$1.32
Diluted Earnings (Loss) per Common Share	$(0.87)	$1.32
Basic weighted average number of shares	3,364,934	3,358,079
Dilutive weighted average number of shares	3,364,934	3,358,728
Dividends per share	$0.040	$0.040
See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2009	3,358,079	$21,054	$21,060	$42,862	$(52)	$84,924

Comprehensive income:
Net income				5,642		5,642
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $334 and tax effect of $587					(881)	(881)
Change in supplemental retirement plan obligations, net of tax of $3					4	4
Total comprehensive income						4,765

Restricted stock non vested shares issued	27,000
Amortization of discount on preferred stock		102		(102)		0
Preferred stock cash dividends				(1,075)		(1,075)
Restricted stock compensation expense			146			146
Common stock compensation expense			24			24
Common stock cash dividends ($.040 per share)				(135)		(135)

Balance at December 31, 2010	3,385,079	21,156	21,230	47,192	(929)	88,649

Comprehensive income:
Net loss				(1,744)		(1,744)
Change in unrealized gain on securities available for sale, net of reclassification adjustment for realized gains of $1,447 and tax effect of $1,239					2,097	2,097
Change in supplemental retirement plan obligations, net of tax of $105					(161)	(161)
Total comprehensive income						192

Restricted stock non vested shares issued	39,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		109		(109)		0
Preferred stock cash dividends				(1,075)		(1,075)
Restricted stock compensation expense			501			501
Common stock compensation expense			4			4
Common stock cash dividends ($.040 per share)				(137)		(137)
Balance at December 31, 2011	3,422,379	$21,265	$21,735	$44,127	$1,007	$88,134

See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
	Year Ended	Year Ended
	Dec 2011	Dec 2010
Cash Flows From / (Used In) Operating Activities:
Net income (loss)	$(1,744)	$5,642
Adjustments to reconcile net income to net cash from operating activities:
Accretion of discounts, amortization and depreciation	6,645	5,041
Provision for loan losses	19,509	7,179
Stock based compensation expense	505	170
Benefit for deferred income taxes	(1,022)	(177)
Net gain from sale of loans	(1,975)	(2,107)
Gain on securities	(2,396)	(768)
Other than temporary impairment losses	104	215
Net loss from real estate owned	495	288
Loan fees deferred/(recognized), net	(37)	169
Proceeds from sale of loans held for sale	83,813	90,039
Origination of loans held for sale	(80,636)	(89,523)
(Increase)/decrease in accrued interest and other assets	(771)	3,258
Increase/(decrease) in other liabilities	(121)	1,956
Net Cash From Operating Activities	22,369	21,382

Cash Flows From / (Used In) Investing Activities:
Net principal received/(disbursed) on loans	12,797	(16,894)
Net change in interest bearing time deposits	0	410
Proceeds from:
Maturities/repayments of securities held to maturity	0	415
Maturities/repayments of securities available for sale	68,500	122,432
Sale of securities available for sale	125,283	159,626
Real estate owned and other assets	6,941	10,117
Sale of Federal Home Loan Bank stock	944	822
Purchases of:
Loans	(359)	(748)
Securities held to maturity	0	(50)
Securities available for sale	(148,957)	(355,481)
Acquisition of premises and equipment	(1,686)	(2,745)
Disposal of premises and equipment	0	256
Net Cash From / (Used In) Investing Activities	63,463	(81,840)

Cash Flows From / (Used In) Financing Activities:
Net increase in deposits	10,000	13,038
Proceeds from advances from FHLB	0	83,012
Repayment of advances from FHLB	(55,000)	(83,012)
Prepayment penalty on modification of FHLB advances	0	(2,456)
Net proceeds from/(net repayment of) overnight borrowings	(12,088)	12,088
Payment of dividends on preferred stock	(1,075)	(1,075)
Payment of dividends on common stock	(137)	(135)
Net Cash From /(Used In) Financing Activities	(58,300)	21,460

Net increase/(decrease) in cash and cash equivalents	27,532	(38,998)
Cash and cash equivalents, beginning of period	13,063	52,061
Cash and Cash Equivalents, End of Period	$40,595	$13,063

Supplemental Information:
Cash paid for interest	$9,281	$13,723
Cash paid for income taxes, net of refunds	$1,075	$618
Non Cash Items:
Assets acquired through foreclosure	$8,783	$2,167
Transfer to securities available for sale from held to maturity	$0	$3,273
Securities trades not settled	$1,040	$3,904
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
For The Years Ended December 31, 2011 and 2010

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting policies of Indiana Community Bancorp and subsidiaries (the “Company") conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking industry.  A summary of the more significant accounting policies follows:

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary Indiana Bank and Trust Company (the “Bank") and its wholly-owned subsidiaries.  HomeFed Financial Corp a wholly-owned subsidiary of the Company was merged with the Company during 2010.  All intercompany balances and transactions have been eliminated.

Description of Business
The Company is a bank holding company.  The Bank provides financial services to south-central Indiana through its main office in Columbus and 18 other full service banking offices and a commercial loan office in Indianapolis.  The Bank also owns Home Investments, Inc., a Nevada corporation that holds, services, manages, and invests a portion of the Bank’s investment portfolio.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  Estimates most susceptible to change in the near term include the allowance for loan losses and the valuation of securities and real estate owned.

Cash and Cash Equivalents
All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents.  The Bank is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank.  The reserve required at December 31, 2011 was $1.2 million.

Pursuant to legislation enacted in 2010, the FDIC will fully insure all noninterest-bearing transaction accounts beginning December 31, 2010 through December 31, 2012, at all FDIC-insured institutions.

Effective July 21, 2010, the FDIC's insurance limits were permanently increased to $250,000.  At December 31, 2011, the Company's cash and cash equivalent accounts exceeded federally insured limits by approximately $19.9 million.  Included in that amount are the Company's accounts with the Federal Reserve Bank and the Federal Home Loan Bank in the amount of $253,000 and federal funds sold of $19.6 million that are not federally insured.

Securities
Securities are required to be classified as held to maturity, available for sale or trading.  Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity.  Debt and equity securities not classified as either held to maturity or trading securities are classified as available for sale.  Only those securities classified as held to maturity are reported at amortized cost, with those available for sale and trading reported at fair value with unrealized gains and losses included in shareholders' equity, net of tax, or income, respectively.  Premiums and discounts are amortized over the contractual lives of the related securities using the effective yield method and are included in interest income, with the exception of mortgage backed securities and collateralized mortgage obligations, which are amortized over an estimated average life.  Gain or loss on sale of securities is based on the specific identification method.

Valuation of Securities
Currently all securities are classified as available-for-sale on the date of purchase. Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets. The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments. Realized securities gains or losses are reported within non interest income in the consolidated statements of operations. The cost of securities sold is based on the specific identification method. Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment. The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the present value of expected future cash flows, and the creditworthiness of the issuer. Based on the results of these considerations and because the Company does not intend to sell investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired. When a decline in value is considered to be other-than-temporary, the cost basis of the security will be reduced and the credit portion of the loss is recorded within non interest income in the consolidated statements of operations.

Loans Held for Sale
Loans held for sale consist of mortgage loans conforming to established guidelines and held for sale to the secondary market.  Mortgage loans held for sale are carried at the lower of cost or fair value determined on an aggregate basis.  Gains and losses on the sale of these mortgage loans are included in non interest income.

Loans
Loans are reported at the principal balance outstanding net of deferred loan fees and direct loan costs.  Interest on real estate, commercial and installment loans is accrued over the term of the loans on a level yield basis.  The accrual of interest on impaired loans is discontinued when, in management’s judgment, the borrower may be unable to meet payments as they come due.  The recognition of interest income is discontinued on certain other loans when, in management’s judgment, the interest will not be collectible in the normal course of business.

Loan Origination Fees
Nonrefundable origination fees, net of certain direct origination costs, are deferred and recognized as a yield adjustment over the contractual life of the underlying loan.  Any unamortized fees on loans sold are credited to gain on sale of loans at the time of sale.

Allowance for Loan Losses Methodology and Related Policies
A loan is considered impaired when it is probable the Company will be unable to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement. Factors considered by management in determining impairment include the probability of collecting scheduled principal and interest payments when due based on the loan’s current payment status and the borrower’s financial condition including source of cash flows.  All commercial and commercial real estate impaired loans, as well as impaired residential mortgages and consumer loans over $250,000, are measured based on the loan’s discounted cash flow or the estimated fair value of the collateral if the loan is collateral dependent.  The amount of impairment, if any, and any subsequent changes are included in the allowance for loan losses.

Currently the Company’s loans individually evaluated for impairment are all in the commercial and commercial real estate segment.  In general the Company acquires updated appraisals on an annual basis for commercial and commercial real estate impaired loans, exclusive of performing troubled debt restructurings (TDRs).  Based on historical experience these appraisals are discounted ten percent to estimate the cost to sell the property.  If the most recent appraisal is over a year old, and a new appraisal is not performed due to lack of comparable values or other reasons, a 20% discount based on historical experience is applied to the appraised value.  The discount may be increased due to area economic factors, such as vacancy rates, lack of sales, and condition of property.

The Company promptly charges off commercial loans, or portions thereof, when available information confirms that specific loans are uncollectible based on information that includes, but is not limited to: a) the deteriorating financial condition of the borrower, b) declining collateral values, and/or c) legal action, including bankruptcy that impairs the borrower’s ability to adequately meet its obligations.  For impaired loans that are considered to be solely collateral dependent, a partial charge off is recorded when a loss has been confirmed by an updated appraisal or other appropriate valuation of the collateral.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of December 31, 2011, the time frame used to determine charge off percentages was January 1, 2009 through December 31, 2011.

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

Real Estate Owned
Real estate owned represents real estate acquired through foreclosure or deed in lieu of foreclosure and is recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  Any resulting write-downs are charged against the allowance for loan losses.  Any subsequent deterioration of the property is charged directly to an income statement account, which is included in non interest income on the consolidated statements of income.  Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the properties are charged to expense.

Premises and Equipment
Premises and equipment are carried at cost less accumulated depreciation.  Depreciation is computed on the straight-line method over estimated useful lives that range from three to forty years.  Leasehold improvements are amortized over the shorter of the life of the lease or the life of the asset.  The Company evaluates the recoverability of the carrying value of long-lived assets whenever events or circumstances indicate the carrying amount may not be recoverable.  If a long-lived asset is tested for recoverability, the undiscounted estimated future cash flows expected to result from the use and eventual disposition of the asset is compared to the carrying amount of the asset.  If the cash flows are less than the carrying amount, the asset cost is adjusted to fair value and an impairment loss is recognized on the difference between the net book value and the fair value of the long-lived asset.  Maintenance, repairs and minor improvements are charged to non interest expenses as incurred.

Derivative Financial Instruments
The Company records all derivatives, whether designated as a hedge, or not, on the consolidated balance sheets at fair value.  The Company designates its fixed rate and variable rate interest rate swaps as fair value and cash flow hedge instruments, respectively.  If the derivative is designated as a fair value hedge, the changes in fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings.  If the derivative is designated as a cash flow hedge, the changes in fair value of the derivative are recorded in Accumulated Other Comprehensive Income (“AOCI”), net of income taxes.

The Company evaluates interest rate lock commitments issued on residential mortgage loan commitments that will be held for resale, as well as commitments to sell such loan commitments to investors, as free-standing derivative instruments.  As of December 31, 2011 and December 31, 2010 the total of these commitments was immaterial to the financial statements.

Income Taxes
The Company and its wholly-owned subsidiaries file consolidated income tax returns.  Deferred income tax assets and liabilities are determined using the balance sheet method and are reported in other assets in the Consolidated Balance Sheets. Under this method, the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax basis of assets and liabilities and recognizes enacted changes in tax rates and laws. Deferred tax assets are recognized to the extent they exist and are reduced by a valuation allowance based on management’s judgment that their realization is more-likely-than-not to occur.

Reclassification
Reclassification of certain amounts in the 2010 consolidated financial statements have been made to conform to the 2011 presentation.

Earnings (Loss) per Common Share
Earnings (loss) per share of common stock are based on the weighted average number of basic shares and dilutive shares outstanding during the year.

The following is a reconciliation of the weighted average common shares for the basic and diluted earnings (loss) per share computations:

	Year Ended Dec 2011	Year Ended Dec 2010
Basic Earnings per Common Share:
Weighted average common shares	3,364,934	3,358,079

Diluted Earnings per Common Share:
Weighted average common shares	3,364,934	3,358,079
Dilutive effect of stock options/restricted stock	0	649
Weighted average common and incremental shares	3,364,934	3,358,728

Unearned restricted shares have been excluded from the computation of average shares outstanding.

Anti-dilutive options are summarized as follows:

As Of	Dec 2011	Dec 2010
Anti-dilutive options	233,948	280,422

The following is a computation of earnings (loss) per common share. (dollars in thousands, except per share amounts)

	Year Ended Dec 2011	Year Ended Dec 2010
Net income (loss)	$(1,744)	$5,642
Less preferred stock dividend earned	1,075	1,090
Less restricted stock dividend	3	1
Less amortization of preferred stock discount	109	102
Net income (loss) available to common shareholders	$(2,931)	$4,449

Basic Earnings (Loss) per Common Share	$(0.87)	$1.32
Diluted Earnings (Loss) per Common Share	$(0.87)	$1.32

Accumulated Other Comprehensive Income
The following is a summary of the Company's accumulated other comprehensive income:  (dollars in thousands)

	Accumulated Balance
	Year Ended Dec 2011	Year Ended Dec 2010
Unrealized holding gains (losses) from securities available for sale	$2,470	$(866)
Supplemental retirement program obligation	(997)	(731)
Net unrealized gains (losses)	1,473	(1,597)
Tax effect	(466)	668
Accumulated Other Comprehensive Gain (Loss), Net of Tax	$1,007	$(929)

Segments
In accordance with accounting guidance, management has concluded that the Company is comprised of a single operating segment, community banking activities, and has disclosed all required information relating to its one operating segment.  Management considers parent company activity to represent an overhead function rather than an operating segment.  The Company operates in one geographical area and does not have a single external customer from which it derives 10 percent or more of its revenue.

Stock Based Compensation
At December 31, 2011, the Company had share based employee compensation plans, which are described more fully in Note 13.  The Company accounts for these plans under the recognition and measurements principles of GAAP.

Current Economic Conditions
In the rapidly changing economic environment the banking industry faces extraordinary challenges which has occasionally resulted in volatile downward movements in the fair values of investments and other assets, lack of liquidity, and deteriorating credit quality including severe fluctuations in the value of real estate and other loan collateral.  The financial statements have been prepared using values and information currently available to the Company.  In the current economy, the valuation of assets and liabilities is susceptible to sudden change that could result in material future adjustments in the fair value of assets, the allowance for loan losses, and capital that could be detrimental to the Company’s ability to maintain a well capitalized status and adequate liquidity.  Furthermore, the Company's regulators could require material adjustments to asset values or the allowance for loan losses for regulatory capital purposes that could affect the Company's measurement of regulatory capital and compliance with the capital adequacy guidelines under the regulatory framework for prompt corrective actions.

The Company has 52.6% of its assets in commercial and commercial real estate loans.  The following table segregates the commercial and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of bank assets as of December 31, 2011. (dollars in thousands)

Property Description	BALANCE ($)	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	68,556	6.97%
Shopping Center	50,839	5.17%
Office Building	45,745	4.65%
Manufacturing Business/Industrial	40,510	4.12%
Land Only	40,412	4.11%
Medical Building	32,483	3.30%
Retail Business Store	29,232	2.97%
Warehouse	29,142	2.96%
Motel	24,106	2.45%
Apartment Building	22,632	2.30%
Athletic/Recreational/School	13,974	1.42%
Restaurant	12,140	1.23%
Other	11,525	1.17%
Developed Land	10,196	1.04%

NEW ACCOUNTING PRONOUNCEMENTS
In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring (“TDR”)," which provides additional guidance to assist creditors in determining whether a restructuring of a receivable meets the criteria to be considered a troubled debt restructuring.  The amendments in this ASU are effective for the first interim or annual period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-4, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements is not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Early application is not permitted.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Early adoption is permitted, because compliance with the amendments is already permitted.  The FASB decided on October 21, 2011 that the specific requirement to present items that are reclassified from other comprehensive income to net income alongside their respective components of net income and other comprehensive income will be deferred.  Management is currently in the process of determining what effect the provisions of this update will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits-Multiemployer Plans:  Disclosures about an Employer’s Participation in a Multiemployer Plan,” which improves employer disclosures for multiple-employer pension plans.  Previously, disclosures were limited primarily to the historical contributions made to the plans.  In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.  The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside of the financial statements.  The amendments in this ASU are effective for fiscal years ending after December 15, 2011, with early adoption permitted.  Management has determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

2.  SECURITIES
Securities are summarized as follows: (dollars in thousands)

	Dec 2011				Dec 2010
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value

Available for Sale:
Municipal bonds	$44,094	$2,255	$(36)	$46,313	$62,925	$1,509	$(580)	$63,854
Asset backed securities	0	0	0	0	100	0	(58)	42
Collateralized mortgage obligations issued by:
GSE agencies	27,354	422	(10)	27,766	50,714	364	(479)	50,599
Private label	49,156	319	(76)	49,399	97,396	138	(1,127)	96,407
Mortgage backed securities
issued by agencies	55,652	277	(112)	55,817	13,386	107	(232)	13,261
Corporate debt	1,969	0	(569)	1,400	1,967	0	(508)	1,459
Bond money market funds	0	0	0	0	768	0	0	768
Equity securities	75	0	0	75	75	0	0	75
Total Available for Sale	$178,300	$3,273	$(803)	$180,770	$227,331	$2,118	$(2,984)	$226,465

Certain securities, with amortized cost of $379,000 and fair value of $408,000 at December 31, 2010 were pledged as collateral for the Bank's treasury, tax and loan account at the Federal Reserve and for certain trust, IRA and KEOGH accounts.  No securities were pledged at the Federal Reserve as of December 31, 2011.  Certain securities, with amortized cost of $16.6 million and fair value of $16.9 million at December 31, 2011, and amortized cost of $1.3 million and fair value of $1.4 million at December 31, 2010 were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

During the second quarter of 2010, securities classified as held to maturity with an amortized cost of $345,000 were transferred to available-for-sale securities and subsequently sold.  The proceeds received on these sales totaled $349,000, and gains of $4,000 were realized on these sales.  Management decided to transfer and sell these securities, as they believed that the investment strategy originally employed regarding these securities had changed.  In conjunction with the transfer and sale of these securities, the Company transferred the remaining held-to-maturity securities with an amortized cost of $2.9 million and a fair value of $2.7 million to available-for-sale securities.

The amortized cost and fair value of securities at December 31, 2011 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value	Yield

Municipal bonds:
Due in one year or less	$2,220	$2,244	5.66%
Due after 1 year through 5 years	12,750	13,385	5.28%
Due after 5 years through 10 years	26,605	28,066	3.97%
Due after 10 years	2,519	2,618	4.18%
Collateralized mortgage obligations issued by:
GSE agencies	27,354	27,766	2.44%
Private label	49,156	49,399	3.72%
Mortgage backed securities issued by agencies	55,652	55,817	2.15%
Corporate debt:
Due after 10 years	1,969	1,400	1.14%
Equity securities	75	75	0%
Total	$178,300	$180,770	3.20%

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Year Ended	Year Ended
	Dec 2011	Dec 2010
Proceeds from sales	$125,283	$159,626
Gross gains on sales	2,957	774
Gross losses on sales	561	6
Other than temporary impairment losses	104	215
Tax expense on realized security gains	949	219

During 2011 and 2010 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit risk and the cost basis of these investments was reduced to zero based on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

Taxable interest income and non-taxable interest income earned on the investment portfolio are summarized as follows:  (dollars in thousands)

	Year Ended	Year Ended
	Dec 2011	Dec 2010
Taxable interest income	$4,383	$4,634
Non-taxable interest income	581	732
Total Interest Income	$4,964	$5,366

Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.  Investments that have been in a continuous unrealized loss position as of December 31, 2011 and 2010 are summarized as follows: (dollars in thousands)

As of December 31, 2011	Less than Twelve Months				Twelve Months Or Longer				Total
Description of Securities	Fair Value		Unrealized Losses		Fair Value		Unrealized Losses		Fair Value		Unrealized Losses
Collateralized mortgage obligations issued by:	$		$		$		$		$		$
GSE agencies		1,637		(10)		0		0		1,637		(10)
Private Label		6,079		(59)		3,911		(17)		9,990		(76)
Mortgage backed securities issued by agencies		27,956		(112)		0		0		27,956		(112)
Corporate debt		0		0		1,400		(569)		1,400		(569)
Municipal bonds		983		(32)		397		(4)		1,380		(36)
Total Temporarily Impaired Securities		$36,655		$(213)		$5,708		$(590)		$42,363		$(803)

In reviewing its available for sale securities at December 31, 2011, for other than temporary impairment, management considered the change in market value of the securities during 2011, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on these criteria, management concluded that no additional OTTI charge was required

At December 31, 2011, the Company had two corporate debt securities in the available for sale portfolio with a face amount of $2.0 million and an unrealized loss of $569,000.  These two securities are rated A2 and BA1 by Moodys indicating these securities are considered of low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

As of December 31, 2010	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Asset backed securities	$15	$(3)	$27	$(55)	$42	$(58)
Collateralized mortgage obligations issued by:
GSE agencies	20,969	(479)	0	0	20,969	(479)
Private Label	69,290	(967)	468	(160)	69,758	(1,127)
Mortgage backed securities issued by agencies	9,914	(232)	0	0	9,914	(232)
Corporate debt	0	0	1,459	(508)	1,459	(508)
Municipal bonds	12,841	(543)	855	(37)	13,696	(580)
Total Temporarily Impaired Securities	$113,029	$(2,224)	$2,809	$(760)	$115,838	$(2,984)

3.	PORTFOLIO LOANS AND ALLOWANCE FOR LOAN LOSSES
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

The Company originates and purchases commercial and commercial mortgage loans, which totaled $518.0 million and $550.7 million at December 31, 2011 and 2010, respectively.  These loans are considered by management to be of somewhat greater risk of collectability due to the dependency on income production or future development of the real estate.  Collateral for commercial and commercial mortgage loans includes manufacturing equipment, real estate, inventory, accounts receivable, and securities.  Terms of these loans are normally for up to ten years and have adjustable rates tied to the reported prime rate and Treasury indices.  Generally, commercial and commercial mortgage loans are considered to involve a higher degree of risk than residential real estate loans.  However, commercial and commercial mortgage loans generally carry a higher yield and are made for a shorter term than residential real estate loans.

Certain residential mortgage products have contractual features that may increase credit exposure to the Company in the event of a decline in housing prices.  These types of mortgage products offered by the Company include high loan-to-value (“LTV”) ratios and multiple loans on the same collateral that when combined result in a high LTV.  Typically a residential mortgage loan is combined with a home equity loan for a LTV at origination of over 90% and less than or equal to 100%.  The balance including unused lines of these loans over 90% LTV at December 31, 2011 was $6.9 million.

Under the capital standards provisions of FIRREA, the loans-to-one-borrower limitation is generally 15% of unimpaired capital and surplus, which, for the Bank, was approximately $16.3 million and $16.6 million at December 31, 2011 and 2010, respectively.  As of December 31, 2011 and 2010, the Bank was in compliance with this limitation.

The Company follows a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence, consumer loans, and, in certain cases, commercial loans.  Loans to directors, director nominees, executive officers, and their associates (including immediate family members) totaled $3.2 million, or 3.7% of equity capital, and $4.6 million, or 5.2% of equity capital, as of December 31, 2011 and 2010, respectively.  All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company, and did not involve more than normal risk of collectability or present other unfavorable features.  For the years ended December 31, 2011 and 2010, loans of $1.9 million and $3.7 million were disbursed to officers and directors and repayments of $3.3 million and $3.4 million were received from officers and directors, respectively.

At December 31, 2011 and December 31, 2010, deposit overdrafts of $134,000 and $145,000, respectively, were included in portfolio loans.

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the twelve months ended December 31, 2011 and 2010 and balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of December 31, 2011 and 2010.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Twelve months ended December 31, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	19,491	(147)	70	95	19,509
Loan charge-offs	(18,834)	(162)	(411)	(345)	(19,752)
Recoveries	394	14	39	174	621
Balance at End of Period	$13,691	$504	$556	$233	$14,984
Ending balance: individually evaluated for impairment	$545	$0	$0	$0	$545
Ending balance: collectively evaluated for impairment	$13,146	$504	$556	$233	$14,439
Loans:
Balance at End of Period	$517,970	$93,757	$86,059	$9,533	$707,319
Ending balance: individually evaluated for impairment	$41,075	$0	$0	$0	$41,075
Ending balance: collectively evaluated for impairment	$476,895	$93,757	$86,059	$9,533	$666,244

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Twelve months ended December 31, 2010
Allowance for loan losses:
Balance at beginning of period	$10,564	$910	$1,152	$487	$13,113
Provision for loan losses	6,442	460	174	103	7,179
Loan charge-offs	(4,447)	(697)	(502)	(439)	(6,085)
Recoveries	81	126	34	158	399
Balance at End of Period	$12,640	$799	$858	$309	$14,606
Ending balance: individually evaluated for impairment	$3,455	$0	$0	$0	$3,455
Ending balance: collectively evaluated for impairment	$9,185	$799	$858	$309	$11,151
Loans:
Balance at End of Period	$550,686	$92,796	$92,557	$11,614	$747,653
Ending balance: individually evaluated for impairment	$54,450	$0	$0	$0	$54,450
Ending balance: collectively evaluated for impairment	$496,236	$92,796	$92,557	$11,614	$693,203

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that were not 60 day or more delinquent.  As of December 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,266	$32,825	$87,278	$85,751	$9,462	$650,582
Special mention	9,521	0	313	44	0	9,878
Substandard	37,856	7,951	717	264	71	46,859
Balance at End of Period	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

As of December 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,503	$42,921	$85,045	$91,790	$11,342	$666,601
Special mention	15,682	2,134	372	78	0	18,266
Substandard	51,750	8,745	1,330	689	272	62,786
Balance at End of Period	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

The following tables present the Company’s loan portfolio aging analysis as of December 31, 2011 and December 31, 2010:  (dollars in thousands)

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$479	$0	$874	$526	$109	$1,988
60 to 89 days past due	0	0	0	44	1	45
Past due 90 days or more	0	0	87	0	0	87
Nonaccrual	25,962	6,826	849	264	70	33,971
Total Past Due	26,441	6,826	1,810	834	180	36,091
Current	456,202	33,950	86,498	85,225	9,353	671,228
Total Loans	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

As of December 31, 2010	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$2,770	$0	$1,447	$687	$68	$4,972
60 to 89 days past due	0	0	0	78	21	99
Past due 90 days or more	0	0	92	0	0	92
Nonaccrual	12,893	5,189	1,412	678	106	20,278
Total Past Due	15,663	5,189	2,951	1,443	195	25,441
Current	487,272	48,611	83,796	91,114	11,419	722,212
Total Loans	$502,935	$53,800	$86,747	$92,557	$11,614	$747,653

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

The following is a summary by class of information pertaining to impaired loans as of  December 31, 2011 and December 31, 2010:  (dollars in thousands)
As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded (1):
Commercial and commercial mortgage loans	$29,829	$41,381	$0
Construction loans	6,826	9,276	0
Total Impaired Loans with No Related Allowance Recorded	$36,655	$50,657	$0

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$3,295	$3,295	$447
Construction loans	1,125	1,125	98
Total Impaired Loans with an Allowance Recorded	$4,420	$4,420	$545

Impaired Loans:
Commercial and commercial mortgage loans	$33,124	$44,676	$447
Construction loans	7,951	10,401	98
Total Impaired Loans	$41,075	$55,077	$545
           1) Residential mortgages of $128,000 and consumer loans of $145,000 all individually less than $130,000 are not individually reviewed and are excluded from the table as they were
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

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the twelve months ended December 31, 2011 and 2010:  (dollars in thousands)

	Twelve Months Ended		Twelve Months Ended
	December 31, 2011		December 31, 2010
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$43,522	$1,589	$34,708	$1,354
Construction loans	8,089	186	11,507	273
Total Impaired Loans	$51,611	$1,775	$46,215	$1,627
Commercial and commercial mortgage loans cash basis interest included above		$123		$67
Construction loans cash basis interest included above		$0		$10

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

As a result of adopting the amendments in Accounting Standards Update No. 2011-02 (the ASU), the Company reassessed all restructurings that occurred on or after January 1, 2011 for identification as troubled debt restructurings.  The Company did not identify as troubled debt restructurings any additional receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology as a result of this assessment.

It is the Company’s practice to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until six months of satisfactory borrower performance at which time management would consider its return to accrual status.  The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $1.2 million at December 31, 2011.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  The balance of accruing restructured loans was $3.1 million at December 31, 2011.

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

Performing commercial TDR loans at December 31, 2011 consisted of three commercial real estate loans totaling $2.6 million that are interest only and one commercial real estate loan totaling $200,000 that is amortizing. The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial real estate loans was 4.6%, compared to 5.8% earned on the entire commercial real estate loan portfolio as of December 31, 2011.

Performing consumer TDR loans at December 31, 2011 consisted of nine retail loans including one residential and two second mortgages which comprise $251,000 of the total retail TDR balance of $274,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and second mortgage loans was 5.8%, compared to 4.5% earned on the entire residential mortgage and second mortgage loan portfolio as of December 31, 2011.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed above.

The following tables present information regarding troubled debt restructurings by class for the twelve months ended December 31, 2011. (in thousands)

	Twelve Months Ended
	December 31, 2011
Newly classified troubled debt restructurings (1)	Number of Loans	Pre Modification Recorded Balance (1)	Post Modification Recorded Balance
Commercial and commercial mortgages	5	$2,754	$2,754
Construction loans
Residential mortgage loans
Second and home equity loans
Other consumer loans	2	11	11
Total	7	$2,765	$2,765

(1)	The troubled debt restructuring did not have a material impact on the financial statements.

One $112,000 commercial TDR loan modified in 2011 subsequently defaulted in the third quarter.  The collateral for this loan was sold to an unrelated third party in the fourth quarter of 2011.  The Bank financed the new owners' loan at the prevailing terms for similar loans.

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

4.	LOAN SERVICING ACTIVITIES
At December 31, 2011 and 2010, the Bank was servicing loans for others amounting to $100.9 million and $107.3 million, respectively, consisting of commercial and commercial real estate participations.  Management believes the Company receives adequate compensation for the servicing of the participation loans and therefore no servicing rights are generated by this activity.  Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing.  Loan servicing income includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees.

Net gain on sale of loans was $2.0 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively.  The Bank is obligated to repurchase certain loans sold to others that become delinquent as defined by the various agreements.  At December 31, 2011 and 2010, these obligations were approximately $30.2 million and $27.6 million, respectively.  Management believes it is remote that, as of December 31, 2011, the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

5.	ACCRUED INTEREST RECEIVABLE
Accrued interest receivable consists of the following: (dollars in thousands)

	Dec 2011	Dec 2010
Loans, less allowance of $3,232 and 2,354	$2,222	$2,526
Securities	863	1,259
Total Accrued Interest Receivable	$3,085	$3,785

6.	PREMISES AND EQUIPMENT
Premises and equipment consists of the following: (dollars in thousands)

	Dec 2011	Dec 2010
Land	$4,151	$2,992
Buildings and improvements	15,983	15,977
Furniture and equipment	8,027	7,993
Total	28,161	26,962
Accumulated depreciation	(11,544)	(10,734)
Total Premises and Equipment	$16,617	$16,228

Depreciation expense included in operations for the years ended December 31, 2011 and 2010 totaled $1.3 million and $1.4 million, respectively.

7.	DEPOSITS
Deposits are summarized as follows: (dollars in thousands)
	Dec 2011		Dec 2010
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Non-interest bearing	$103,864		$86,425
Checking	222,314	0.63%	177,613	0.92%
Savings	52,181	0.10%	45,764	0.16%
Money market	222,229	0.44%	224,382	0.66%
Total transaction accounts	600,588	0.40%	534,184	0.60%
Certificate accounts:
Less than one year	23,173	0.26%	43,130	0.75%
12 to 23 months	45,957	0.68%	59,789	1.20%
24 to 35 months	115,171	1.36%	122,896	2.02%
36 to 59 months	62,526	3.13%	76,446	3.43%
60 to 120 months	15,928	3.04%	16,898	3.83%
Total certificate accounts	262,755	1.66%	319,159	2.13%
Total Deposits	$863,343	0.79%	$853,343	1.17%

Certificate accounts include certificates of deposit and wholesale deposits.  At December 31, 2011 and 2010, certificate accounts in amounts of $100,000 or more totaled $80.0 million and $103.2 million, respectively.

A summary of certificate accounts by scheduled maturities at December 31, 2011 is as follows: (dollars in thousands)

	2012	2013	2014	2015	2016	Thereafter	Total
0.99% or less	$62,864	$26,178	$1,748	$54	$5	$0	$90,849
1.00% or 1.99%	68,005	25,419	3,757	808	2,598	1,635	102,222
2.00% to 2.99%	6,204	6,417	28,585	2,081	518	872	44,677
3.00% to 3.99%	2,077	4,098	432	184	251	0	7,042
4.00% to 4.99%	16,869	368	302	13	6	5	17,563
Over 5.00%	402	0	0	0	0	0	402
Total Certificate Accounts	$156,421	$62,480	$34,824	$3,140	$3,378	$2,512	$262,755

A summary of interest expense on deposits is as follows: (dollars in thousands)

	Year Ended Dec 2011	Year Ended Dec 2010
Checking	$1,365	$1,836
Savings	69	72
Money market	1,327	1,686
Certificate accounts	5,488	8,635
Total Interest Expense	$8,249	$12,229

Aggregate deposits to senior officers and directors included above were $5.0 million and $4.4 million as of December 31, 2011 and 2010, respectively.  Such deposits are made in the ordinary course of business and are made on substantially the same terms as those prevailing at the time for comparable transactions with other depositors.

8.	FEDERAL HOME LOAN BANK ADVANCES
No Federal Home Loan Bank advances were outstanding at December 31, 2011.  The Company was eligible to borrow from the FHLB additional amounts up to $136.1 million and $66.2 million at December 31, 2011 and 2010, respectively.  The Bank has pledged eligible assets totaling $277.4 million to support additional borrowings.  The assets include securities and qualifying loans on residential properties, multifamily properties and commercial real estate.

In 2011 the Company, as part of a balance sheet restructuring strategy, repaid $55 million of FHLB advances through the liquidation of securities.  In addition the Company paid a $1.4 million prepayment penalty associated with these advances which were originally issued in 2010.  In 2010, the Company repaid $55.0 million of FHLB advances by rolling the net present value of the advances being repaid into the funding cost of $55.0 million which was subsequently repaid in 2011.  The present value of the cash flows under the terms of the 2010 FHLB advances was less than ten percent different from the present value of the remaining cash flows under the terms of the original FHLB advances.  Based on these criteria, the $2.5 million penalty associated with prepaying the original FHLB advances was amortized as an adjustment of interest expense over the remaining term of the FHLB advances issued in 2010 using the interest method.

9.	OTHER BORROWINGS
Junior Subordinated Debt
On September 15, 2006, the Company entered into several agreements providing for the private placement of $15.0 million of Capital Securities due September 15, 2036 (the “Capital Securities”).  The Capital Securities were issued by the Company’s Delaware trust subsidiary, Home Federal Statutory Trust I (the “Trust”), to JP Morgan Chase formerly Bear, Stearns & Co., Inc. (the “Purchaser”).  The Company bought $464,000 in Common Securities (the “Common Securities”) from the Trust.  The proceeds of the sale of Capital Securities and Common Securities were used by the Trust to purchase $15.5 million in principal amount of Junior Subordinated Debt Securities (the “Debentures”) from the Company pursuant to an Indenture (the “Indenture”) between the Company and Bank of America National Association, as trustee (the “Trustee”).

The Common Securities and Capital Securities will mature in 30 years, require quarterly distributions of interest and bear a floating variable rate equal to the prevailing three-month LIBOR rate plus 1.65% per annum.  Interest on the Capital Securities and Common Securities is payable quarterly in arrears each December 15, March 15, June 15 and September 15.  The Company may redeem the Capital Securities and the Common Securities, in whole or in part, without penalty, on or after September 15, 2011, or earlier upon the occurrence of certain events described below with the payment of a premium upon redemption.

The Company, as Guarantor, entered into a Guarantee Agreement with Bank of America National Association, as Guarantee Trustee, for the benefit of the holders of the Capital Securities. Pursuant to the Guarantee Agreement, the Company unconditionally agreed to pay to the holders of the Capital Securities all amounts becoming due and payable with respect to the Capital Securities, to the extent that the Trust has funds available for such payment at the time.  The Company’s guarantee obligation under the Guarantee Agreement is a general unsecured obligation of the Company and is subordinate and junior in right of payment to all of the Company’s long term debt.

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

The Debentures mature 30 years after their date of issuance, and can be redeemed in whole or in part by the Company, without penalty, at any time after September 15, 2011.  The Company may also redeem the Debentures upon the occurrence of a “capital treatment event,” an “investment company event” or a “tax event” as defined in the Indenture.  The payment of principal and interest on the Debentures is subordinate and subject to the right of payment of all “Senior Indebtedness” of the Company as described in the Indenture.

ONB, pursuant to its previously reported merger agreement with the Company, has agreed to assume the Debentures at the closing of the merger.

Long Term Debt
Effective February 2, 2009, the Company entered into a credit agreement with Cole Taylor Bank under which the Company has the authority to borrow, repay and reborrow, up to $5 million during a period ending September 13, 2012, none of which was used as of December 31, 2011 or 2010.  The Company also has a sub-limit of $2 million available under the line for the issuance of letters of credit.  Advances are to bear interest at a floating variable rate equal to the prevailing three-month LIBOR rate plus 3.50% per annum (4.1% on December 31, 2011); in no event shall the rate be less than 5.0%.  Interest is payable quarterly and the repayment of advances is secured by a pledge of the Bank’s capital stock.

Other Borrowings
The Company has a $15.0 million overdraft line of credit with the Federal Home Loan Bank none of which was used as of December 31, 2011.  The line of credit had a balance of $12.1 million as of December 31, 2010. The line of credit accrues interest at a variable rate (0.4% on December 31, 2011).  The Company also had letters of credit for $3.6 million and $4.0 million, as of December 31, 2011 and 2010, respectively, none of which was used as of either year end.

10.	INCOME TAXES
An analysis of the income tax provision (benefit) is as follows: (dollars in thousands)

	Year Ended	Year Ended
	Dec 2011	Dec 2010
Current:
Federal	$(1,456)	$2,202
State	(17)	121
Deferred
Federal	(135)	(337)
State	(887)	160
Income Tax Provision (Benefit)	$(2,495)	$2,146

The difference between the financial statement provision and amounts computed by using the statutory rate of 34% is reconciled as follows: (dollars in thousands)

Period Ended	Dec 2011	Dec 2010
Income tax provision (benefit) at federal statutory rate	$(1,441)	$2,648
State tax, net of federal tax benefit (provision)	(597)	185
Tax exempt interest	(205)	(266)
Increase in cash surrender value of life insurance	(180)	(190)
Community development tax credit	(108)	(108)
Other, net	36	(123)
Income Tax Provision (Benefit)	$(2,495)	$2,146

The Company is allowed to deduct an addition to a reserve for bad debts in determining taxable income.  This addition differs from the provision for loan losses for financial reporting purposes.  No deferred taxes have been provided on the income tax bad debt reserves which total $6.0 million, for years prior to 1988.  This tax reserve for bad debts is included in taxable income of later years only if the bad debt reserves are subsequently used for purposes other than to absorb bad debt losses.  Because the Company does not intend to use the reserves for purposes other than to absorb losses, no deferred income taxes were provided at December 31, 2011 and 2010 respectively.  The Company has recognized the deferred tax consequences of differences between the financial statement and income tax treatment of allowances for loan losses arising after June 30, 1987.

The Company’s deferred income tax assets and liabilities, included in prepaid expenses and other assets, are as follows: (dollars in thousands)

As Of	Dec 2011	Dec 2010
Deferred tax assets:
Bad debt reserves, net	$6,090	$5,830
Net unrealized loss on securities available for sale and other than temporary impairment losses on debt securities	0	464
Sale leaseback gain	549	600
Foreclosed assets	506	500
Net operating loss	547	0
Other	30	0
Deferred compensation and other benefits	2,438	2,214
Total deferred tax assets	10,160	9,608

Deferred tax liabilities:
Difference in basis of fixed assets	539	627
FHLB dividend	161	185
Unrealized gain on securities available for sale	860	0
Deferred fees	344	382
Other	0	46
Total deferred tax liabilities	1,904	1,240
Net Deferred Tax Asset	$8,256	$8,368

The Indiana net operating loss of approximately $9.5 million may be carried forward for 15 years, (expires 2026), following the loss year and applied in any year in which there is Indiana taxable income.  No valuation allowance was deemed necessary for the deferred tax asset.  The Company’s tax years still subject to examination by taxing authorities are years subsequent to 2007.

11.	REGULATORY MATTERS
The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory – and possible additional discretionary – actions by regulators that, if undertaken, could have a direct material effect on the Company’s and Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance sheet items as calculated under regulatory guidance.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures that have been established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table), of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  As of December 31, 2011 and 2010, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2011, the most recent notifications from the Federal Reserve categorized the Company and the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well capitalized” the Company and the Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed either entity’s category.

A summary of capital amounts and ratios as of December 31, 2011 and 2010:
(dollars in thousands)

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2011
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$108,463	13.41%	$64,714	8.0%	$80,893	10.0%
Indiana Community Bancorp Consolidated	$110,254	13.61%	$64,788	8.0%	$80,985	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$98,291	12.15%	$32,357	4.0%	$48,536	6.0%
Indiana Community Bancorp Consolidated	$100,071	12.36%	$32,394	4.0%	$48,591	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$98,291	10.17%	$38,657	4.0%	$48,321	5.0%
Indiana Community Bancorp Consolidated	$100,071	10.35%	$38,687	4.0%	$48,359	5.0%

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$110,788	12.93%	$68,568	8.0%	$85,711	10.0%
Indiana Community Bancorp Consolidated	$114,412	13.33%	$68,645	8.0%	$85,807	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$100,026	11.67%	$34,284	4.0%	$51,426	6.0%
Indiana Community Bancorp Consolidated	$103,638	12.08%	$34,323	4.0%	$51,484	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$100,026	9.27%	$43,169	4.0%	$53,961	5.0%
Indiana Community Bancorp Consolidated	$103,638	9.60%	$43,203	4.0%	$54,003	5.0%

Dividend Restrictions
The principal source of income and funds for the Company is dividends from the Bank. At the request of its regulators, the Bank's Board of Directors has adopted regulations requiring the approval of the DFI and the Federal Reserve before any Bank declaration of dividends. The Bank did not request regulatory approval to pay any dividends to the Company for the years ended December 2011 and December 2010.

Additionally, eligible deposit account holders at the time of conversion, January 14, 1988, were granted priority in the event of a future liquidation of the Bank.  Consequently, a special reserve account was established equal to the Bank’s $9.4 million equity at December 31, 1986.  No dividends may be paid to shareholders or outstanding shares repurchased if such payments reduce the equity of the Bank below the amount required for the liquidation account.

On December 12, 2008, Indiana Community Bancorp issued 21,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and a warrant to purchase 188,707 shares of the Company’s common stock, without par value (the “Common Stock”), for an aggregate purchase price of $21.5 million in cash. Pursuant to the Certificate of Designations for the Series A Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.  ONB has agreed in its previously disclosed merger agreement with the Company to fund the redemption of the TARP preferred stock on or before the closing of the merger, subject to regulatory approval.

12.	EMPLOYEE BENEFIT PLANS
Multi-employer Pension Plan
Prior to April 1, 2008, the Company participated in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra Plan”), a noncontributory multi-employer pension plan covering all qualified employees.  The Company chose to freeze its defined benefit pension plan effective April 1, 2008.  The trustees of the Financial Institutions Retirement Fund administer the Pentegra Plan, employer identification number 13-5645888 and plan number 333.  The Pentegra Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 and the internal Revenue Code.  There are no collective bargaining agreements in place that require contributions to the Pentegra Plan.

The Pentegra Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities.  Accordingly, under the Pentegra Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.  There is no separate valuation of the Pentegra Plan benefits or segregation of the Pentegra Plan assets specifically for the Company, because the Pentegra Plan is a multi-employer plan and separate actuarial valuations are not made with respect to each employer.  The funded status of the Pentegra Plan, market value of plan assets divided by funding target, as of July 1, 2011 and 2010 was 84.4% and 86.7%, respectively.

 The Company had expenses of $881,000 and $527,000 for the years ended December 2011 and 2010, respectively.  Company cash contributions to the Pentegra Plan for these same periods were $159,000 and $657,000, respectively.  Total contributions made to the Pentegra Plans were $203.6 million and $133.9 million for the plan years ended June 30, 2010 and 2009, respectively.  The Company’s contributions to the Pentegra Plan were not more than 5% of the total contributions to the plan.

Supplemental Retirement Plan
The Company has entered into supplemental retirement agreements for certain officers (the “Plan”).  These agreements are unfunded. However, the Company has entered into life insurance contracts to offset the expense of these agreements.  Benefits under these arrangements are generally paid over a 15 year period.  The Company uses a December 31 measurement date for the plan.  The following table sets forth the Plan's funded status at December 31, 2011 and 2010, and the amount recognized in the Company's consolidated statements of income for the years ended December 31, 2011 and 2010 as well as the projected benefit cost for 2012:  (dollars in thousands)

	Dec 2011	Dec 2010
Economic assumptions:
Discount rate	4.8%	5.3%
Salary rate	4.0%	4.0%

Components of net periodic pension expense:
Interest cost on projected benefit obligation	$214	$216
Service cost	112	103
Prior service cost	62	54
Net Periodic Benefit Cost	$388	$373

A reconciliation of the prior and ending balances of the Benefit Obligation for 2011 and 2010 is as follows: (dollars in thousands)

	Dec 2011	Dec 2010
Benefit obligation at beginning of year	$4,212	$4,057
Interest cost	214	216
Service cost	112	103
Actuarial loss	315	47
Benefits paid during year	(293)	(211)
Benefit Obligation at End of Year (unfunded status)	$4,560	$4,212

The liability recognized in the balance sheet at December 31, 2011 and 2010 was $4.6 million and $4.2 million, respectively.

Amounts recognized in accumulated other comprehensive income not yet recognized as a component of net periodic benefit cost consist of: (dollars in thousands)

Pension benefits	Dec 2011	Dec 2010
Net loss, net of tax of ($300) and ($174)	$458	$265
Prior service cost, net of tax of ($95) and ($116)	144	177
Total	$602	$442

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows for the years ended December 31, 2011 and 2010: (dollars in thousands)

	Dec 2011	Dec 2010
Net loss, net of tax of $127 and $19	$193	$29
Amortization of prior service cost, net of tax of $21 and $21	(32)	(33)
Total recognized in other comprehensive income	$161	$(4)
Total recognized in net periodic benefit cost and other comprehensive income, net of tax of ($272) and ($145)	$415	$221

The estimated net loss and prior service cost for the Plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $41,000 and $54,000, respectively.  As of December 31, 2011 and 2010, the projected benefit obligation was $4.6 million and $4.2 million, respectively.

Prior service cost is amortized over the estimated remaining employee service lives of approximately eight years.  The Company expects to make no contributions to the plan in 2012.  The Bank anticipates paying benefits over the next five years and in the aggregate for the five years thereafter as follows:  2012 - $246,000, 2013 - $272,000, 2014 - $272,000, 2015 - $273,000, 2016 - $292,000 and  2017 through 2021 - $2,150,000.

401(k) Plan
The Company has an employee thrift plan established for substantially all full-time employees.  Effective January 1, 2008, the Company increased the maximum 401(k) match to 50% of an employee’s 401(k) contribution, up to a maximum contribution of 3.0% of an individual’s total eligible salary.  Previously the maximum contribution was 1.5% of an individual’s total eligible salary.  The Company contributed $250,000 and $246,000 during the years ended December 31, 2011 and 2010, respectively, to this plan.

13.	STOCK-BASED COMPENSATION
The Company has equity incentive plans which provide for the grant of nonqualified and incentive stock options and the award of restricted stock for the benefit of officers, other key employees and directors.  As of December 31, 2011, 265,625 shares of the Company's common stock were reserved for future equity awards under those plans.  The option price is not to be less than the fair market value of the common stock on the date the option is granted, and the stock options are exercisable at any time within the maximum term of 10 years and one day from the grant date, limited by general vesting terms up to a maximum amount of $100,000 per year on incentive stock options.  The options are nontransferable and are forfeited upon termination of employment, subject to certain exceptions.  The Company issues new common shares to satisfy exercises of stock options.

The pre-tax compensation cost for the stock options charged against income was $4,000, $25,000 and $75,000 in the income statements for the years ended December 31, 2011, 2010, and 2009, respectively.  The related income tax benefit recognized in the same years was $2,000, $7,000, and $28,000 respectively.  No options were granted during the years ended December 31, 2011, 2010 and 2009.

The following is the stock option activity for the years ended December 31, 2011 and 2010 and the stock options outstanding at the end of the respective periods:

Options	Shares	Weighted Average Exercise Price	Weighted Average Life (in years)	Aggregate Intrinsic Value
Outstanding December 31, 2009	300,965
Forfeited	(20,543)
Outstanding December 31, 2010	280,422	$23.26
Forfeited	(46,474)	18.37
Outstanding December 31, 2011	233,948	$24.23	4.1	$0
Exercisable at December 31, 2011	233,948	$24.23	4.1	$0

Options outstanding at December 31, 2011 are all vested.  As of December 31, 2011 and 2010, there was approximately zero and $4,000 of unrecognized compensation cost related to the unvested shares, respectively.   No options were exercised in 2011 and 2010.

Restricted stock awards generally have transfer restrictions which lapse periodically over a three year period.  Accordingly, the compensation expense related to the restricted stock will be amortized over the vesting period.  The pre-tax compensation cost for the restricted stock charged against income was $501,000 and $146,000 in the income statements for the year ended December 31, 2011 and 2010, respectively.  The related income tax benefit recognized in the same year was $198,000 and $40,000, respectively.

The following is the restricted stock activity for the year ended December 31, 2011 and 2010 and the nonvested restricted stock outstanding at the end of the respective periods.

Restricted Stock	Shares	Weighted Average Grant-Date Fair Value
Nonvested December 31, 2009	0
Granted	27,000
Nonvested December 31, 2010	27,000	$12.15
Granted	39,300	15.15
Vested	(13,800)	13.83
Forfeited	(2,000)	12.15
Nonvested December 31, 2011	50,500	$14.03

As of December 31, 2011, there was approximately $269,000 of unrecognized compensation cost related to the nonvested restricted stock.  The December 31, 2011 cost is expected to be recognized over the remaining vesting period, which approximates 2 years.

14.	COMMITMENTS
Financial Instruments with Off-Balance Sheet Risk
In the normal course of business, the Company makes various commitments to extend credit that are not reflected in the accompanying consolidated balance sheets.  Commitments, which are disbursed subject to certain limitations, extend over various periods of time.  Generally, unused commitments are cancelled upon expiration of the commitment term as outlined in each individual contract.  The following table summarizes the Company’s significant commitments: (dollars in thousands)

	Dec 2011	Dec 2010
Commitments to extend credit:
Commercial mortgage and commercial loans (1)	$76,279	$76,505
Residential mortgage loans	14,098	14,519
Revolving home equity lines of credit	38,453	38,944
Other	15,725	16,436
Standby letters of credit	5,123	5,100
Commitments to sell loans:
Residential mortgage loans	15,743	15,562

1)	Commercial mortgage and commercial loan commitments to extend credit are presented net of the portion of participation interests due to investors.

Management believes that none of these arrangements exposes the Company to any greater risk of loss than already reflected on our balance sheet, so accordingly, no reserves have been established for these commitments.

The Company’s exposure to credit loss in the event of nonperformance by the other parties to the financial instruments for commitments to extend credit is represented by the contract amount of those instruments.  The Company uses the same credit policies and collateral requirements in making commitments as it does for on-balance sheet instruments.

Lease Obligations
The Company leases banking facilities and other office space under operating leases that expire at various dates through 2022 and that contain certain renewal options.  Rent expenses charged to operations were $674,000 and $513,000 for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011, future minimum annual rental payments under these leases are as follow: (dollars in thousands)

Year Ended December	Amount
2012	$535
2013	533
2014	535
2015	547
2016	559
Thereafter	3,091
Total Minimum Operating Lease Payments	$5,800

15.	FAIR VALUE OF FINANCIAL INSTRUMENTS
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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
December 31, 2011
Municipal bonds	$0	$46,313	$0	$46,313
Collateralized mortgage obligations issued by:
GSE agencies	0	27,766	0	27,766
Private label	0	49,399	0	49,399
Mortgage backed securities
issued by agencies	0	55,817	0	55,817
Corporate debt	0	1,400	0	1,400
Equity securities	0	0	75	75
Securities Available for Sale	$0	$180,695	$75	$180,770

December 31, 2010
Municipal bonds	$0	$63,854	$0	$63,854
Asset backed securities	0	42	0	42
Collateralized mortgage obligations issued by:
GSE agencies	0	50,599	0	50,599
Private label	0	96,407	0	96,407
Mortgage backed securities
issued by agencies	0	13,261	0	13,261
Corporate debt	0	1,459	0	1,459
Bond money market funds	768	0	0	768
Equity securities	0	0	75	75
Securities Available for Sale	$768	$225,622	$75	$226,465

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the year ended December 31, 2011 and 2010.  Activity in 2010 primarily relates to commercial paper which was classified as level 3.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Year Ended December 31,
Level 3 Instruments Only	2011	2010
Beginning Balance	$75	$75
Purchases	0	88,978
Settlements	0	(88,978)
Ending Balance	$75	$75

There were no realized or unrealized gains or losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the years ended December 31, 2011 and 2010.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at December 31, 2011 and 2010.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
December 31, 2011
Impaired loans	$0	$0	$24,879	$24,879
Other real estate owned	0	0	295	295

December 31, 2010
Impaired loans	0	0	33,170	33,170
Other real estate owned	0	0	1,602	1,602

At December 31, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $25.4 million and had been written down to a fair value of $24.9 million measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2010, collateral dependent impaired loans which had an evaluation adjustment during 2010 had an aggregate cost of $36.3 million and had been written down to a fair value of $33.2 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

At December 31, 2011, other real estate owned was reported at fair value less cost to sell of $295,000 measured using Level 3 inputs within the fair value hierarchy.  At December 31, 2010, other real estate owned was reported at fair value less cost to sell of $1.6 million measured using Level 3 inputs within the fair value hierarchy.  Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	Dec 2011		Dec 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$40,595	$40,595	$13,063	$13,063
Securities available for sale	180,770	180,770	226,465	226,465
Loans held for sale	6,464	6,617	7,666	7,827
Loans, net	692,102	699,191	732,795	761,838
Accrued interest receivable	3,085	3,085	3,785	3,785
Federal Home Loan Bank stock	6,563	6,563	7,507	7,507

Liabilities:
Deposits	863,343	868,322	853,343	861,739
FHLB advances	0	0	53,284	55,028
Junior subordinated debt	15,464	10,628	15,464	9,281
Short-term borrowings	0	0	12,088	12,088
Advance payments by borrowers for taxes and insurance	325	325	272	272
Accrued interest payable	61	61	84	84

The Company, using available market information and appropriate valuation methodologies, has determined the estimated fair values of all financial instruments not recognized in the accompanying consolidated balance sheets.  Considerable judgment is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash, Interest-bearing Deposits, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance, Accrued Interest Payable and Short-term Borrowings
The carrying amount as reported in the Consolidated Balance Sheets is a reasonable estimate of fair value.

Loans Held for Sale and Loans, net
The fair value is estimated by discounting the future cash flows using the current rates for loans of similar credit risk and maturities.  The estimate of credit losses is equal to the allowance for loan losses.  Loans held for sale are based on current market prices.

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

The fair value estimates presented herein are based on information available to management at December 31, 2011.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.	PARENT COMPANY FINANCIAL STATEMENTS
The condensed financial statements of Indiana Community Bancorp are as follows: (dollars in thousands)

As of	Dec 2011	Dec 2010
Condensed Balance Sheets (Parent Company only)
Assets:
Cash	$1,449	$3,291
Investment in subsidiary	101,280	100,037
Other	996	954
Total Assets	$103,725	$104,282

Liabilities:
Junior subordinated debt	$15,464	$15,464
Payable to subsidiary	10	0
Other	117	169
Total liabilities	15,591	15,633
Shareholders' equity	88,134	88,649
Total Liabilities and Shareholders' Equity	$103,725	$104,282

Period Ended	Dec 2011	Dec 2010
Condensed Statements of Operations (Parent Company only)
Interest on securities	$9	$9
Non interest income	3	35
Total income	12	44
Interest on junior subordinated debt	308	312
Non interest expenses	604	544
Total expenses	912	856
Loss before taxes and change in undistributed earnings of subsidiary	(900)	(812)
Applicable income tax benefit	(354)	(321)
Loss before change in undistributed earnings of subsidiary	(546)	(491)
Increase/(decrease) in undistributed earnings of subsidiary	(1,198)	6,133
Net Income /(Loss)	$(1,744)	$5,642

Period Ended	Dec 2011	Dec 2010
Condensed Statements of Cash Flows (Parent Company only)
Operating Activities:
Net income/(loss)	$(1,744)	$5,642
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(42)	(1)
Decrease in other liabilities	(42)	(154)
(Increase)/decrease in undistributed earnings of subsidiary	1,198	(6,133)
Net cash used by operating activities	(630)	(646)

Investing Activities:
Investment in subsidiary	0	0
Proceeds from divestiture of inactive subsidiary	0	722
Net cash provided/(used) by investing activities	0	722

Financing Activities:
Payment of dividends on preferred stock	(1,075)	(1,075)
Payment of dividends on common stock	(137)	(135)
Preferred stock and warrants issued	0	0
Net cash provided/(used) by financing activities	(1,212)	(1,210)

Net increase/(decrease) in cash	(1,842)	(1,134)
Cash at beginning of period	3,291	4,425
Cash at End of Period	$1,449	$3,291

17.	CAPITAL PURCHASE PROGRAM
On December 12, 2008, Indiana Community Bancorp entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company agreed to issue and sell (a) 21,500 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and (b) a warrant (the “Warrant”) to purchase 188,707 shares of the Company’s common stock, without par value (the “Common Stock”), for an aggregate purchase price of $21.5 million in cash.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5% per annum for the first five years, and 9% per annum thereafter. The Series A Preferred Stock is non-voting except with respect to certain matters affecting the rights of the holders thereof, and may be redeemed by the Company, subject to certain limitations in the first three years after issuance of the Series A Preferred Stock.  The Warrant has a 10-year term and is immediately exercisable upon its issuance, with an exercise price, subject to anti-dilution adjustments, equal to $17.09 per share of the Common Stock.  Pursuant to the Purchase Agreement, Treasury has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant.

In the Purchase Agreement, the Company agreed that, until such time as Treasury ceases to own any debt or equity securities of the Company acquired pursuant to the Purchase Agreement, the Company will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with Section 111(b) of the Emergency Economic Stabilization Act of 2008 (the “EESA”) as implemented by any guidance or regulation under the EESA that has been issued and is in effect as of the date of issuance of the Series A Preferred Stock and the Warrant, and has agreed to not adopt any benefit plans with respect to, or which cover, its senior executive officers that do not comply with the EESA, and the applicable executives have consented to the foregoing.

Pursuant to the Certificate of Designations for the Series A Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or repurchase, redeem or otherwise acquire for consideration, shares of its Common Stock will be subject to restrictions in the event that the Company fails to declare and pay full dividends (or declare and set aside a sum sufficient for payment thereof) on its Series A Preferred Stock.

ONB has agreed in its previously disclosed merger agreement with the Company to fund the redemption of the TARP preferred stock on or before the closing of the merger, subject to regulatory approval.

18.	SUBSEQUENT EVENT
The Company and Old National Bancorp (NYSE:ONB) executed a definitive agreement on January 25, 2012, pursuant to which Old National will acquire the Company through a merger.  Under the terms of the merger agreement, which was approved by the boards of both companies, Indiana Community Bancorp shareholders will receive 1.90 shares of Old National Bancorp common stock for each share of the Company’s common stock held by them.  Based upon a $12.00 per share Old National Bancorp common stock price (stock price based on 20 day average from December 21, 2011, to January 20, 2012) the transaction is valued at approximately $79.2 million.  The transaction value will likely change before close due to fluctuations in the price of Old National common stock.  As provided in the merger agreement, the exchange ratio is subject to certain adjustments (calculated prior to closing) under circumstances where the consolidated shareholders’ equity of the Company is below a specified amount, the loan delinquencies of the Company exceed a specified amount or the credit mark for certain loans of the Company falls outside a specified range.

The transaction is expected to close in the second quarter of 2012 and is subject to approval by federal and state regulatory authorities and the Company’s shareholders and the satisfaction of the closing conditions provided in the merger agreement.  Old National intends, subject to regulatory approval, for the outstanding preferred stock issued by the Company in connection with its participation in the U. S. Treasury’s Capital Purchase Program under TARP to be redeemed prior to the closing of the transaction.  The merger agreement also provides that Indiana Bank and Trust Company will be merged into Old National Bank simultaneous with the merger of the holding companies.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no such changes and disagreements during the applicable period.

Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures. As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2011, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and are designed to ensure that information required to be disclosed in these reports is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Annual Report on Internal Control Over Financial Reporting. The management of Indiana Community Bancorp (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13A-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“Generally Accepted Accounting Principles”) and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management believes that, as of December 31, 2011, the Company’s internal control over financial reporting is effective based on those criteria.

Changes in Internal Controls. Our Chief Executive Officer and Chief Financial Officer have concluded that, during the Company’s fiscal quarter ended December 31, 2011, there have been no changes in the Company’s internal control over financial reporting identified in connection with the Company’s evaluation of controls that occurred during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information
Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The Board of Directors currently consists of six members. The By-Laws provide that the Board of Directors is to be divided into three classes as nearly equal in number as possible. The members of each class are elected for a term of three years (unless a shorter period is specified) and until their successors are elected and qualified. One class of directors is elected annually.

The following table provides information on the Company’s directors:

Name	Age	Positions Held With the Company	Director of the Bank Since	Director of the Company Since	Term to Expire
John M. Miller	61	Director	2002	2002	2015
John T. Beatty	61	Director	1991	1992	2013
William J. Blaser	62	Director	2006	2006	2013
Harold Force	60	Director	1991	1992	2013
John K. Keach, Jr.	60	Chairman of the Board, President and Chief Executive Officer	1990	1990	2014
David W. Laitinen, MD	59	Director	1990	1990	2014

Presented below is information concerning the directors of the Company. Each of the directors and director nominees has particular experience, qualifications, attributes and skills that qualify him to serve as a director of the Company. These particular attributes are set forth below.

•
John T. Beatty is President and Treasurer of Beatty Insurance, Inc. He has owned and operated this successful small insurance business for over 40 years. He is active in the Bank’s market area, in particular in the business community in those markets. He serves several local civic and charitable organizations. He is valuable to the Company and the Bank in dealing with insurance matters and lending to the insurance industry. His experience assists the Company and the Bank with business lending strategies.

•
William J. Blaser is Managing Partner of L.M. Henderson & Company, LLP (certified public accountants and consultants), in Indianapolis, Indiana. He has been a CPA for over 40 years and has served as the managing partner of a public accounting firm since 1990. He has had years of experience in preparing and reviewing financial statements, including those of financial institutions. Mr. Blaser’s extensive accounting background enables him to provide value in his role as the Board’s Audit Committee financial expert and as Chairman of the Company’s Audit Committee.

•
Harold Force has been President of Force Construction Company, Inc. since 1976. He has operated this successful business for over 30 years. He also serves as Executive Vice President of Force Design, Inc. He also plays an active role in economic development in the Bank’s market area. As a business owner, he has had significant experience working with financial institutions. Mr. Force’s experience is of great value to the Company and the Bank as it relates to commercial and commercial real estate lending. His community involvement has also proven valuable to the Company and Bank, as members of the community have been referred for products and services.

•
John K. Keach, Jr. has been employed by the Bank since 1974. In 1985, he was elected Senior Vice President - Financial Services; in 1987 he became Executive Vice President, and in 1988 he became President and Chief Operating Officer. In 1994, he became President and Chief Executive Officer. In 1999, he was appointed Chairman of the Board of Directors of Home Federal Bancorp, which changed its name to Indiana Community Bancorp. This extensive background and experience with the Bank and its operations enhances Mr. Keach, Jr.’s ability to provide leadership to the Company in his roles as President and Chief Executive Officer.

•
David W. Laitinen, MD has been an orthopedic surgeon in Seymour, Indiana since 1983. Dr. Laitinen has been involved in one of the Bank’s primary market areas for over 25 years, and his knowledge of the health care industry is of particular value to the Company and Bank as it relates to lending to members of the medical community.

•
John M. Miller is the President of Best Beers, Inc. (beer distributor) in Bloomington, Indiana. He has served as an owner and operator of the beer distributor for over 30 years, which has grown from 1 to over 100 employees during his involvement with the company. He is also active on the financial side of his business. His small business experience as well as his role as a successful real estate investor provide valuable expertise with respect to the commercial and commercial real estate lending activities of the Bank. He also has significant experience serving as a director of financial institutions, having served on the board of a commercial bank for ten years prior to his service on the Company’s board.

Information concerning the Company's executive officers who are not also directors is included in item 3.5 in part 1 of this report.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company’s officers and directors and persons who own more than 10% of the Company’s Common Stock file reports of ownership and changes in ownership with the Securities and Exchange Commission (the “SEC”). Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms that they file.

Based solely on its review of the copies of the forms it received and/or written representations from reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 2011, all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were satisfied in a timely manner, except that John M. Miller filed approximately 20 days late a Form 4 reporting the purchase of 233 shares at $16.04 per share on May 9, 2011.

Audit Committee and Financial Expert

The Company’s Board of Directors has an Audit Committee among its other Board Committees. All committee members are appointed by the Board of Directors.

The Audit Committee, the members of which are Messrs. Blaser (Chairman), Beatty, Force, and Dr. Laitinen, recommends the appointment of the Company’s independent accountants in connection with its annual audit, and meets with them to outline the scope and review the results of the audit. In addition, the Board of Directors has determined that William J. Blaser is a “financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). The Audit Committee met four times during the fiscal year ended December 31, 2011. The Board of Directors has adopted a written charter for the Audit Committee, which is posted on the Company’s website at http://www.myindianabank.com. The Board of Directors reviews and approves changes to the Audit Committee charter annually.

The Company has adopted an Ethics Policy that applies to all officers, employees, and directors of the Company and its subsidiaries.

There have been no changes in the procedures by which shareholders may recommend director nominees since the Company provided disclosure of such procedures in its last definitive proxy statement mailed to shareholders.

Item 11. Executive Compensation.

Summary Compensation Table for 2011

The following table presents information for compensation awarded to, earned by, or paid to the Company’s named executive officers for 2011 and 2010.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards (2)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
John K. Keach, Jr. Chairman of the Board, President and Chief Executive Officer	2011 2010	$475,000 475,000	$181,440 109,350	— —	— —	$7,350 7,125	$663,790 591,475

Mark T. Gorski Executive Vice President, Chief Financial Officer, Treasurer and Secretary	2011 2010	220,375 215,000	45,360 36,450	— —	— 107,500	7,350 7,350	273,085 366,300

(1)	Includes any amounts earned but deferred, including amounts deferred under the Bank’s 401(k) Plan.

(2)
The amounts reflected in this column are the aggregate grant date fair value of stock awards calculated in accordance with FAS ASC Topic 718. The weighted average grant date fair value per share for these stock awards was $12.15 in 2010 and $15.12 in 2011.

(3)	The amounts in this column represent the amounts that were earned under the Senior Management Annual Incentive Compensation Plan for Mark T. Gorski. The amount earned in 2011 was paid in January 2012.

(4)
Includes the Bank’s matching contributions and allocations under its 401(k) Plan, and dividends paid on restricted stock awards to the extent those dividends were not factored into the grant date fair value for the stock awards as reported under the “Stock Awards” column. The named executive officers received certain perquisites during the reported years, but the incremental cost of providing those perquisites did not exceed $10,000.

Option Plans

1995, 1999, and 2001 Option Plans. The Company had previously adopted and submitted to shareholders for approval three stock option plans in 1995, 1999 and 2001. Upon shareholder approval of the 2010 Stock Option and Incentive Plan, those prior plans were no longer available for the grant of new stock options, including with respect to shares returned to those plans upon the lapse of unexercised stock options. As of March 5, 2012, options for 44,573 shares of Common Stock remain outstanding under the 1995 Option Plan for an average price per share of $24.639. Options for 4,161 shares of Common Stock remain outstanding under the 1999 Option Plan with an average price per share of $25.1872, and options for 177,214 shares of Common Stock remain outstanding under the 2001 Option Plan with an average price per share of $24.167.

2010 Stock Option and Incentive Plan. The Board of Directors adopted the 2010 Stock Option and Incentive Plan (the “2010 Option Plan”), which was approved by shareholders at the 2010 annual meeting. The 2010 Option Plan provides for the grant of any or all of the following types of awards: (1) stock options, including incentive stock options and non-qualified stock options; (2) stock appreciation rights; (3) restricted stock; (4) unrestricted stock; and (5) performance shares or performance units. Directors, employees and consultants of the Company and its subsidiaries are eligible for awards under the Plan. Pursuant to the 2010 Option Plan, the maximum number of shares with respect to which awards may be made under the 2010 Option Plan is 329,925 shares. The shares with respect to which awards may be made under the 2010 Option Plan may either be authorized or unissued shares or treasury shares. As of March 5, 2012, awards of 62,800 shares of restricted stock had been made under the 2010 Option Plan, and there remain 267,125 shares available for future grants under the 2010 Option Plan.

The purpose of the 2010 Option Plan is to promote the long-term interests of the Company and its shareholders by providing a means for attracting and retaining officers and employees of the Company and its subsidiaries. The 2010 Option Plan is administered by the Stock Option Committee consisting of all directors except John K. Keach, Jr., each of whom is a “non-employee director” as provided under Rule 16b-3 of the Exchange Act, and an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”). Options granted are adjusted for capital changes such as stock splits and stock dividends. The Committee has full and complete authority and discretion, except as expressly limited by the Plan, to grant awards and to provide for their terms and conditions.

The option price of each share of stock is to be paid in full at the time of exercise in cash or by delivering shares of the Company common stock owned for at least six months with a market value of the exercise price, or by a combination of cash and such shares. In the event an option recipient terminates his or her employment or service as an employee or director, the options will terminate during specified periods. In the event of a change in control of the Company, all options not previously exercisable shall become fully exercisable. For this purpose, change in control includes an acquisition by a third party of 25% or more of the Company’s outstanding shares, a change in a majority of the Company’s directors as a result of a tender offer, merger, sale of assets or similar transaction, or shareholder approval of a sale or disposition of all or substantially all of the Company’s assets or another transaction following which the Company would no longer be an independent publicly-owned entity; provided that such events will not be deemed a change in control if a majority of the Board of Directors of the Company adopts a resolution to provide that such events will not be deemed a change in control.

Awards of restricted shares are generally subject to transfer restrictions for three years and vest at the rate of 33-1/3 % per year over the three-year period. If the service of an option holder terminates involuntarily within eighteen months after a change in control of the Company (as defined above), any restricted transfer period to which the restricted shares are then subject will terminate and the shares will fully vest.

Because of restrictions under the TARP Capital Purchase Program, any restricted stock awards made to the Company’s President and Chief Executive Officer will generally vest in two installments on the second anniversary of the date of grant (as to 2/3 of the award) and on January 1st of the year following such second anniversary (to the extent of the remaining 1/3 of the award). The shares granted will not be transferrable until the TARP preferred stock has been redeemed by the Company.

Senior Management Annual Incentive Compensation Plan

On January 26, 2010, the Board of Directors of the Company adopted the Senior Management Annual Incentive Compensation Plan (the “Annual Incentive Plan”). The Annual Incentive Plan is intended to provide select senior officers of the Company and Bank, with an annual incentive award for contributions to annual financial and business objectives.

Pursuant to the Annual Incentive Plan, the Board of Directors will approve measurement criteria for minimum, target and maximum performance thresholds based on projections for the Company’s fully diluted earnings per common share for the year.

The compensation committee recommended, and the Board of Directors approved, a list of senior officers eligible to participate in the Annual Incentive Plan for 2010, along with the recommended payout percentages of salary for the minimum, target and maximum performance levels applicable to the earnings per share goals. Included among these senior officers was Mark T. Gorski, the Company’s Executive Vice President, Chief Financial Officer, Treasurer and Secretary. Because of restrictions applicable under the TARP Capital Purchase Program, Mr. Keach, the Company’s President and Chief Executive Officer, is not eligible to participate in this plan. Mark T. Gorski was eligible for a payout percentage of his respective salary of 12.5% if the minimum performance goal was achieved, 25% if the target performance goal was achieved, and 50% if the maximum performance goal was achieved. In addition to Mark T. Gorski, ten members of senior management were eligible to participate in the plan. Each of these officers was eligible for a payout percentage of their respective salary of 7.5% if the minimum performance goal was achieved, 15% if the target performance goal was achieved, and 30% if the maximum performance goal was achieved. The Board of Directors approved similar percentages of salary and performance levels for 2011 and 2012. The awards made to Mr. Gorski for 2010 and 2011, after determination that the goals had been achieved, are set forth in the 2011 Summary Compensation Table set forth above.

401(k) Plan

Employees who are over 21 years of age with at least one month of service may participate in the Bank’s 401(k) Savings Plan. Participants may elect to make monthly contributions up to 75% of their salary, subject to any applicable limits under the Code. The Bank makes a matching contribution of 50% of the employee’s contribution that does not exceed 3.0% of the employee’s salary with respect to employees who have at least six months of service. These contributions may be invested at each employee’s direction in one or more of a number of investment options available under the Plan. Matching employer contributions may also be invested at an employee’s direction in a fund which invests in Company Common Stock. An employee may not invest more than 25% of his or her account balance in the Company stock fund. Employee contributions to the 401(k) Plan are fully vested upon receipt. Matching contributions generally vest over a 3-year period, with 100% vesting after the third year of service. Most employees upon termination of employment elect to maintain their account under the 401(k) Plan. Other options, such as a lump sum distribution or rollover distribution, may be selected.

Outstanding Equity Awards at December 31, 2011

The following table presents information on stock options and stock awards held by the named executive officers on December 31, 2011.

	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Date of Full Vesting of Unexercisable	Option Expiration	Number of Shares or Units of Stock That Have Not	Market Value of Shares or Units of Stock That Have Not Vested	Date of Full Vesting of Stock
Name	Exercisable	Unexercisable	Price ($)	Options	Date	Vested (#)	($)(1)	Awards
John K. Keach, Jr.	10,000	—	$25.23000		03/28/2015	9,000	$131,670	01/01/2013(2)
	10,000	—	$21.49500		04/22/2018	12,000	175,560	01/01/2014(2)
	15,000	—	$25.65950		03/19/2016
Mark T. Gorski	10,000	—	$24.45000		06/05/2015	2,000	29,260	01/01/2013
	10,000	—	$25.65950		03/20/2016	3,000	43,890	01/01/2014
	5,000	—	$21.49500		04/21/2018

(1)	The market value of these awards is determined by multiplying the number of shares by the closing price of the Company’s common stock on December 30, 2011, which was $14.63 per share.

(2)	These shares may not be transferred by Mr. Keach until the Company’s TARP Preferred Stock is redeemed.

Pentegra Group Pension Plan

The Pentegra Group defined benefit pension plan is a noncontributory, multi-employer comprehensive pension plan. The Bank froze the Pension Plan effective April 1, 2008. Separate actuarial valuations are not made for individual employer members of the Pension Plan. An employee’s pension benefits are 100% vested after five years of service.

The Pension Plan provides for monthly retirement benefits determined on the basis of the employee’s years of service and base salary for the five consecutive years of his or her employment producing the highest average. Early retirement, disability, and death benefits are also payable under the Pension Plan, depending upon the participant’s age and years of service. The Bank recorded expenses totaling $881,000 for the Pension Plan during the fiscal year ended December 31, 2011. Benefits are currently subject to maximum Code limitations of $200,000 per year.

Excess Benefit Plan

On April 1, 2001, the Bank entered into an excess benefit plan agreement with John K. Keach, Jr. Under this agreement, Mr. Keach, Jr. is provided retirement benefits equal to the annual benefits he would have received under the Bank’s pension plan had he received full credit for his annual salary and if the pension plan did not have to make certain reductions in benefits required under § 415 and § 401 of the Code, less the annual benefits he is entitled to under the pension plan. The benefits are to be paid on an annual basis for the life of Mr. Keach, Jr. The projected annual benefit payable to Mr. Keach, Jr. under this agreement is approximately $138,000. Death benefits are also provided in the agreement.

The benefits are paid from the general assets of the Bank. The Bank has secured key person life insurance which is expected to provide the Bank with the funds necessary to provide the benefits described above.

Supplemental Retirement Income Program

The Bank has entered into supplemental retirement agreements with its executive officers and with ten other current or former employees deemed by the management of the Bank to be key employees. These agreements provide each of the executive officers of the Bank with supplemental retirement benefits after the employee terminates his employment for any reason, unless such termination is for cause; provided that in no event will such retirement benefits commence before the employee has reached age 50. The agreements also provide for death and burial benefits, and, for some employees, disability benefits prior to specified ages.

The annual benefits for the Named Executive Officers are equal to the amounts specified below:

John K. Keach, Jr.	$82,664

Mark T. Gorski	$50,000

The annual benefits are payable to those persons for a period of 15 years.

If Mr. Gorski ceases to be an employee following a change in control of the Company, he will receive increased benefits under his supplemental executive retirement agreement. Had Mr. Gorski been terminated at December 31, 2011, following a change in control of the Company, he would have been entitled to an annual benefit of $24,762 payable over a 15-year period beginning 60 days after his separation from service. The value of this benefit as of December 31, 2011 was $293,659 assuming a change in control had occurred on that date. This amount is subject to possible reductions under §280G of the Code. Under Mr. Gorski’s agreement, a change in control occurs if:

•
a person or group acquires ownership of stock representing more than 50% of the Bank’s or the Company’s total fair value or total voting power of the stock of the Bank or the Company and stock of the Bank or the Company remains outstanding after the transaction;

•	a person or group acquires ownership of stock representing 30% or more of the total voting power of the stock of the Bank or the Company;

•
during a twelve-month period, a majority of the directors of the Company is replaced by directors whose appointment or election is not endorsed by a majority of the members of the Company’s Board in office before the date of the appointment or election, unless another corporation is a majority shareholder of the Company; or

•
a person or group, other than shareholders of the Bank or an entity controlled by shareholders of the Bank, acquires more than 40% of the total gross fair market value of the Bank’s assets, unless the person or group owns 50% or more of the total value or voting power of the Bank’s stock.

Mr. Keach, Jr. may receive benefits upon a change of control, but since his retirement benefits are already fully vested, those benefits will not increase as a result of a change in control of the Company.

The benefits are paid from the general assets of the Bank. The Bank has secured key person life insurance in order to provide the Bank with the funds necessary to provide the benefits described above. Under the supplemental retirement agreements, if an executive officer or employee is terminated for cause, all benefits under his agreement are forfeited.

Compensation of Directors

The following table provides information concerning the compensation paid to or earned by the members of the Company’s Board of Directors other than John K. Keach, Jr. for the Company’s last fiscal year, whether or not deferred:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards (2)	Option Awards ($)	Nonqualified Deferred Compensation Earnings (3)	All Other Compensation ($)(4)	Total ($)
John T. Beatty	$8,200	$19,656	—	—	—	$27,856
William J. Blaser	15,200	19,656	—	—	—	34,856
Harold Force	8,450	19,656	—	—	—	28,106
David W. Laitinen,	7,650	19,656	—	—	—	27,306
John M. Miller	5,900	19,656	—	—	—	25,556
Harvard W. Nolting, Jr. (5)	8,700	19,656	—	$4,943	—	33,299

(1)	Information on Mr. Keach, Jr., who is a Named Executive Officer, is included in the Summary Compensation Table.

(2)
The amounts reflected in this column are the aggregate grant date fair value of stock awards calculated in accordance with FAS ASC Topic 718. The weighted average grant date fair value was $15.12 for these stock awards.

(3)
This column includes above-market earnings on deferred compensation to which Mr. Nolting is entitled under his Directors Deferred Compensation Plan for Outside Directors. Director Nolting (whose benefits are currently in pay status) received interest under the Plan in 2011 at the rate of 12%. The market rate for this plan for 2011 was 9.12% for Mr. Nolting.

(4)	The directors received certain perquisites during 2011, but the incremental cost of providing those perquisites did not exceed the $10,000 disclosure threshold.

(5)	Mr. Nolting retired from the Board of Directors as of December 31, 2011, because of age limitations in the Company’s By-Laws.

At December 31, 2011, John M. Miller had outstanding a fully vested nonqualified stock option for 13,500 shares with an option price of $22.89 which expires on July 23, 2012. Mr. Blaser had a ten-year nonqualified stock option for 10,000 shares with an option exercise price of $28.49 per share, which expires on November 28, 2016, and vested in full on November 28, 2007. He also had a ten-year nonqualified stock option for 3,500 shares with an option exercise price of $21.495, which expires on April 22, 2018, and vested in full on April 23, 2010.

All of the other non-employee directors had the following fully vested nonqualified stock options outstanding at December 31, 2011:

•	A stock option for 1,431 shares with an exercise price of $21.875 per share which expires on October 22, 2012.

•	A stock option for 1,431 shares with an exercise price of $27.40 per share which expires on October 28, 2013.

Directors of the Company do not receive director fees. The Bank paid its directors $550 for each regular meeting attended and $250 for each committee meeting attended during 2011. The Chairman of the Company’s Audit Committee received a $2,000 quarterly retainer during 2011. If a director misses more than three consecutive meetings, he is removed from the Board. Total fees paid to directors for the year ended December 31, 2011 were $54,100 (excluding awards of restricted stock). Also directors with deferred compensation agreements accrued total interest of $59,700 during 2011. The Company made the decision in 2011 to replace the directors’ retainers with awards of restricted stock granted under the 2010 Option Plan. For 2011, 1,300 shares of restricted stock that vested on November 22, 2011, were awarded to all outside directors in lieu of the payment of a retainer for 2011.

Deferred Compensation for Outside Directors. As of January 1, 2006, the Bank entered into deferred compensation agreements with three of its outside directors: Harold Force, John Beatty and David Laitinen. Under these agreements, the balance of director fees and accrued interest for each director under a superseded deferred director fee agreement was allocated to a separate account as of January 1, 2006. The balances for these other three directors accrue interest at the annual interest rate payable on a Single Premium Immediate Annuity providing for a 15-year term certain as quoted by Cincinnati Life Insurance Company or another comparable insurance company selected by the Board of the Directors of the Bank. The balance of the director’s account under the plan will be paid in 180 monthly installments after the director attains age 60. Upon separation of service of a director before that time, similar benefits will be paid after the director attains age 60. Death benefits are also provided for in the agreement. Upon termination for cause, the director will be entitled only to the director fees he had previously deferred, without any interest credited thereon.

As of December 31, 2011, the balance held in an account for each director who has not yet started receiving benefits was as follows:

Name of Individual	Balance of Account at December 31, 2011
David W. Laitinen, MD	$430,988
Harold Force	$404,988

Mr. Beatty is currently receiving benefits under his plan of $31,835 per year through 2025. Harvard W. Nolting, Jr., who retired from the Board of Directors as of December 31, 2011, is currently receiving benefits under a similar deferred compensation agreement of $31,308 per year through 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information as of March 5, 2012, about each person known by the Company to own beneficially 5% or more of the Common Stock.

Name and Address of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Class
Financial Edge Fund, L.P. Financial Edge-Strategic Fund, L.P. Goodbody/PL Capital, L.P. PL Capital, LLC PL Capital Advisors, LLC Goodbody/PL Capital, LLC John W. Palmer Richard J. Lashley PL Capital/Focused Fund, L.P. 20 East Jefferson Avenue, Suite 22 Naperville, Illinois 60540	317,877 (1)	9.3%

Otter Creek Partners I, L.P. Otter Creek International Ltd. Otter Creek Management, Inc. 222 Lakeview Avenue Suite 1100 West Palm Beach, Florida 33401	228,962 (2)	6.7%

Stieven Financial Investors, L.P. Stieven Financial Offshore Investors, Ltd. Stieven Capital Advisors, L.P. Joseph A. Stieven Steven L. Covington Daniel M. Elletson 12412 Powerscourt Drive Suite 250 St. Louis, Missouri 63131	281,389 (3)	8.2%

(1)
According to an Amendment to Schedule 13D, filed August 4, 2008, includes (1) 145,638, 52,870, and 50,035 shares owned by Financial Edge Fund, L.P., Financial Edge-Strategic Fund, L.P., and PL Capital/Focused Fund, L.P., respectively, each of which is advised by PL Capital Advisors, LLC, and has PL Capital, LLC as its general partner, (2) 69,234 shares held by Goodbody/PL Capital, L.P., whose general partner is Goodbody/PL Capital, LLC, and whose investment advisor is PL Capital Advisors LLC, and (3) 100 shares beneficially owned by Richard J. Lashley in his individual capacity. Richard J. Lashley and John W. Palmer are managing members of PL Capital, LLC, Goodbody/PL Capital, LLC, and PL Capital Advisors, LLC.

(2)
According to an Amendment to Schedule 13G filed February 10, 2012, 98,165 shares are owned by Otter Creek Partners I, L.P. (“OCP”), a Delaware limited partnership as to which Otter Creek Management, Inc. (“OCM”), a Delaware corporation, is the sole general partner and investment adviser, and 130,797 shares are owned by Otter Creek International Ltd. (“OCI”), a British Virgin Islands international business company, as to which OCM serves as investment adviser. OCM has the authority to vote and dispose of the shares held by OCP and OCI.

(3)
According to a Schedule 13G filed on February 1, 2012, includes 239,711 shares owned by Stieven Financial Investors, L.P. (“SFI”), a Delaware limited partnership, and 41,678 shares owned by Stieven Financial Offshore Investors, Ltd. (SFOI”), a Cayman Islands exempted company. Stieven Capital Advisors, L.P. (“SCA”), a Delaware limited partnership, serves as investment manager to SFI and SFOI. Joseph A. Stieven is Chief Executive Officer of SCA, and Steven Covington and Daniel M. Elletson are managing directors of SCA, with respect to the beneficial ownership of shares of common stock owned by SFI and SFOI.

The following table provides the number and percent of shares of Common Stock beneficially owned as of March 5, 2012, by the Company’s directors. The table also includes information on the number of shares of Common Stock beneficially owned by executive officers of the Company who are not directors, and by all directors and executive officers of the Company as a group.

Name	Positions Held With the Company	Shares of Common Stock Beneficially Owned on 3/05/12 (1)		Percent of Class
Directors
John M. Miller	Director	25,500	(2)	*
John T. Beatty	Director	23,886	(3)	*
William J. Blaser	Director	24,800	(4)	*
Harold Force	Director	31,533	(5)	*
John K. Keach, Jr.	Chairman of the Board, President and Chief Executive Officer	170,557	(6)	4.9%
David W. Laitinen, MD	Director	34,637	(7)	*

Executive Officers
Mark T. Gorski	Executive Vice President, Chief Financial Officer, Treasurer and Secretary	57,538	(8)	1.7%

All executive officers and directors as a group (7 persons)		368,451	(9)	10.5%

*	Less than 1%.

(1)
Includes shares beneficially owned by members of the immediate families of the directors, director nominees, or executive officers residing in their homes. Unless otherwise indicated, each nominee, director or executive officer has sole investment and/or voting power with respect to the shares shown as beneficially owned by him or her.

(2)	Includes 700 shares held by children who reside with Mr. Miller, and stock options for 13,500 shares granted under the Company’s stock option plans.

(3)	Includes 21,024 shares held jointly by Mr. Beatty and his wife, and 2,862 shares subject to stock options granted under the Company’s stock option plans.

(4)	Includes 6,000 shares jointly held by Mr. Blaser and his wife, and 13,500 shares subject to stock options granted under the Company’s stock option plans.

(5)	Includes 24,371 shares held jointly by Mr. Force and his wife, and 2,862 shares subject to stock options granted under the Company’s stock option plans.

(6)
Includes 71,127 shares held jointly by Mr. Keach and his wife, 19,562 shares held by his wife, 958 shares held by Mr. Keach’s children, 35,000 shares subject to stock options granted under the Company’s stock option plans, 21,000 shares of restricted stock over which Mr. Keach has voting but not dispositive power, and 22,910 whole shares allocated as of December 31, 2011, to Mr. Keach’s account under the 401(k) Plan.

(7)
Includes 31,775 shares held jointly by Dr. Laitinen and his wife, and 2,862 shares subject to stock options granted under the Company’s stock option plans. 30,475 of these shares have been pledged to secure a joint brokerage account of Dr. and Mrs. Laitinen.

(8)
Includes 25,000 shares subject to stock options granted under the Company’s stock option plans, 3,000 shares of restricted stock over which Mr. Gorski has voting but not dispositive power, and 1,192 whole shares allocated as of December 31, 2011, to Mr. Gorski’s account under the 401(k) Plan.

(9)
Includes 95,586 shares subject to stock options granted under the Company’s stock option plans, 24,000 shares of restricted stock as to which the owners have voting but not dispositive power, and 24,102 whole shares allocated to the accounts of participants in the 401(k) Plan as of December 31, 2011.

Equity Compensation Plan Information
The following table provides the information about the Bancorp’s common stock that may be issued upon the exercise of options and rights under all existing equity compensation plans of the Bancorp as of December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights as of December 31, 2011 (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans as of December 31, 2011 (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	284,448(1)	$24.23(2)	265,625
Equity compensation plans not approved by security holders	0	0	0
Total	284,448	$24.23	265,625
(1)
Includes 233,948 shares subject to stock options granted under the Company’s 1995 stock option plan, 1999 stock option plan, and 2001 stock option plan; 19,000 shares of restricted stock granted under the Company’s 2010 stock option and incentive plan, and 31,500 shares of restricted stock granted under the Company’s 2011 stock option and incentive plan.

(2)	The average exercise price relates only to stock options, as the restricted shares authorized under the 2010 and 2011 stock option and incentive plan have no exercise price.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Bank follows a policy of offering to its directors, officers, and employees real estate mortgage loans secured by their principal residence, consumer loans, and, in certain cases, commercial loans. All loans to directors and executive officers must be approved in advance by a majority of the disinterested members of the Board of Directors. Loans to directors, director nominees, executive officers, and their associates (including immediate family members) totaled approximately $3,220,219 or 3.65% of equity capital at December 31, 2011. All such loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Bank, and did not involve more than normal risk of collectability or present other unfavorable features.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The firm of BKD, LLP served as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010 and December 31, 2011. The aggregate fees billed by BKD, LLP for the audit of the Company’s financial statements included in its annual report on Form 10-K; and for the review of its financial statements included in its quarterly reports on Form 10-Q for the fiscal years ended December 31, 2010, and December 31, 2011, were $166,805 and $188,060, respectively.

Audit-Related Fees. There were no fees billed in the fiscal year ended December 31, 2010, or in the fiscal year ended December 31, 2011, for assurance and related services that are reasonably related to the audit or review of the Company’s financial statements and that were not covered in the Audit Fees disclosed above, other than $6,750 paid in 2011 for an audit of HUD loan activity.

Tax Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010, and December 31, 2011, for professional services rendered for tax compliance, tax advice or tax planning were $25,720 and $28,435, respectively.

All Other Fees. There were no fees billed in fiscal 2010 and fiscal 2011 for professional services rendered, except as disclosed above.

Audit Committee Pre-Approval. The Company’s Audit Committee formally adopted resolutions pre-approving the engagement of BKD, LLP to act as the Company’s independent registered public accounting firm for the fiscal years ended December 31, 2010, and December 31, 2011. The Audit Committee has not adopted pre-approval policies and procedures in accordance with paragraph (c) (7) (i) of Rule 2-01 of Regulation S-X, because it anticipates that in the future the engagement of BKD, LLP will be made by the Audit Committee and all non-audit and audit services to be rendered by BKD, LLP will be pre-approved by the Audit Committee. One hundred percent of audit-related and tax services for the fiscal years ended December 31, 2010 and 2011, were pre-approved by the Audit Committee. The Company’s independent auditors performed substantially all work described above with their respective full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statement Schedules.
(a) List the following documents are filed as a part of this report:

Financial Statements	Page in 2011 Form 10K
Report of BKD LLP Independent Registered Public Accounting Firm	27

Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010	28

Consolidated Statements of Operations for the years ended December 31, 2011
and December 31, 2010 .	29

Consolidated Statements of Shareholders’ Equity for the years ended
December 31, 2011 and December 31, 2010.	30

Consolidated Statements of Cash Flows for the years ended December 31, 2011
and December 31, 2010.	31

Notes to Consolidated Financial Statements	32

(b) The exhibits filed herewith or incorporated by reference herein are set forth on the Exhibit Index on page 56.

(c) All schedules are omitted as the required information either is not applicable or is included in the Consolidated Financial Statements or related notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized, this 15th day of March 2012.

INDIANA COMMUNITY BANCORP
DATE: March 15, 2012	By: /S/ John K. Keach, Jr.
John K. Keach, Jr., President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of March 2012.

/s/Mark T. Gorski	/s/John K. Keach, Jr.
Mark T Gorski, Executive	John K. Keach, Jr.,
Vice President, Treasurer	Chairman of the Board,
Chief Financial Officer and Secretary	President and Chief
(Principal Financial Officer)	Executive Officer
(Principal Executive Officer)

/s/Melissa A. McGill	/s/John K. Keach, Jr.
Melissa A. McGill,	John K. Keach, Jr., Director
Sr. Vice President and Controller
(Principal Accounting Officer)

/s/David W. Laitinen	/s/John T. Beatty
David W. Laitinen, Director	John T. Beatty, Director

/s/Harold Force	/s/John M. Miller
Harold Force, Director	John M. Miller, Director

/s/ William J. Blaser
William J. Blaser, Director

                                                                                 EXHIBIT INDEX
Reference to
Regulation S-K                                                                                                                                            Sequential
Exhibit Number                                                           Document                                                               Page Number

                   2(a)         Agreement and Plan of Merger between Indiana Community Bancorp and Old National
                                   Bancorp dated January 24, 2012 (incorporated by reference from Exhibit 2.1 to Registrant's
                                   Form 8-K filed January 25, 2012)

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

10(n)         Director Deferred Fee Agreement between the Bank and John Beatty (incorporated by reference to Exhibit 10.2 of Registrant’s Form 8-K dated November 22, 2005); First
              Amendment thereto effective January 1, 2006 is incorporated by reference to Exhibit
              10.1 to Registrant’s Form 8-K filed July 24, 2007; Second Amendment thereto dated April
              27, 2010, is incorporated by reference to Exhibit 10.1 to Registrant’s Form 8-K filed April 29, 2010

10(o)         Director Deferred Fee Agreement between the Bank and Harold Force (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated November 22, 2005);
              First Amendment thereto effective January 1, 2006, is incorporated by reference to
              Exhibit 10.2 to Registrant’s Form 8-K filed July 24, 2007; Second Amendment thereto dated April
              27, 2010, is incorporated by reference to Exhibit 10.2 to Registrant’s Form 8-K filed April 29, 2010

10(p)         Director Deferred Fee Agreement between the Bank and David W. Laitinen
  (incorporated by reference to Exhibit 10.3 of Registrant’s 8-K dated November 22, 2005);
                  First Amendment thereto is incorporated by reference to Exhibit 10.3 to Registrant’s
              Form 8-K filed July 24, 2007; Second Amendment thereto dated April 27, 2010, is incorporated by reference to Exhibit 10.3 to Registrant’s Form 8-K filed April 29, 2010

10(q)         Director Deferred Compensation Agreement with William Nolting (incorporated by reference from Exhibit 10(ag) to Registrant’s Form 10-K for the fiscal year ended June 30, 1992); first and second amendments thereto (incorporated by reference from Exhibit 10(ag) to
  Registrant's Form 10-K for the year ended June 30, 1998)

10(r)         Placement Agreement, dated September 13, 2006, among Indiana Community Bancorp, the
  Home Federal Statutory Trust I, and Cohen & Company (incorporated by reference to Exhibit 1.1 of Registrant’s Form 8-K dated September 15, 2006)

10(s)         Indenture dated as of September 15, 2006, between Indiana Community Bancorp and LaSalle
  Bank National Association as Trustee (incorporated by reference to Exhibit 4.1 of Registrant’s
  Form 8-K dated September 15, 2006)

10(t)         Amended and Restated Declaration of Trust of HomeFederal Statutory Trust I, dated as of September 15, 2006 (incorporated by reference to Exhibit 4.2 of Registrant’s Form 8-K dated September 15, 2006)

10(u)         Guarantee Agreement of Indiana Community Bancorp dated as of September 15, 2006
  (incorporated by reference to Exhibit 10.1 of Registrant’s Form 8-K dated September 15, 2006)

10(v)         Letter Agreement dated December 12, 2008 by and between Registrant and the United States
  Department of the Treasury, including the Securities Purchase Agreement - Standard Terms incorporated by reference therein (incorporated by reference from Exhibit 10.1 to Registrant’s
  Form 8-K filed December 16, 2008)

10(w)         2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.4 to Registrant’s
   Form 8-K filed April 29, 2010)

10(x)         Form of Nonqualified Stock Option Agreement for 2010 Stock Option and Incentive Plan
  (incorporated by reference from Exhibit 10.5 to Registrant’s Form 8-K filed April 29, 2010)

10(y)         Form of Incentive Stock Option Agreement for 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.6 to Registrant’s Form 8-K filed April 29, 2010)

10(z)         Form of Agreement for Restricted Stock under 2010 Stock Option and Incentive Plan (incorporated by reference from Exhibit 10.7 to Registrant’s Form 8-K filed April 29, 2010)

10(aa)        Form of Long-Term Restricted Stock Agreement under the 2010 Stock Option and Incentive Plan
   (incorporated by reference from Exhibit 10.1 to Registrant’s Form 8-K filed May 28, 2010)

10(bb)       Senior Management Annual Incentive Compensation Plan (incorporated by reference from
   Exhibit 10.1 to Registrant’s Form 8-K filed January 29, 2010)

10(cc)        Voting Agreement dated January 24, 2012 (incorporated by reference from Exhibit 10.1 to
                   Registrant’s Form 8-K filed January 25, 2012)

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

33              TARP Fiscal Year Certification of John K. Keach, Jr.

34              TARP Fiscal Year Certification of Mark T. Gorski

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*Users of the XBRL related information in Exhibit 101 of this Annual Report on Form 10-K are advised, in accordance with Regulation S-T Rule 406T, that this Interactive Data File is deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.  The financial information contained in the XBRL related documents is unaudited and unreviewed.