Form 10-Q
period 2012-03-31
INDIANA COMMUNITY BANCORP
filed 2012-05-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012
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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of  May 7, 2012.

Common Stock, no par value – 3,420,879 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	March 31,	December 31,
	2012	2011

Assets:	(unaudited)
Cash and due from banks	$14,875	$20,683
Interest bearing demand deposits	857	278
Federal funds sold	36,644	19,634
Cash and cash equivalents	52,376	40,595
Securities available for sale at fair value (amortized cost $170,846 and $178,300)	173,678	180,770
Loans held for sale (fair value $10,676 and $6,617)	10,544	6,464
Portfolio loans:
Commercial and commercial mortgage loans	498,548	517,970
Residential mortgage loans	91,502	93,757
Second and home equity loans	82,457	86,059
Other consumer loans	9,057	9,533
Total portfolio loans	681,564	707,319
Unearned income	(218)	(233)
Allowance for loan losses	(18,137)	(14,984)
Portfolio loans, net	663,209	692,102
Premises and equipment	16,364	16,617
Accrued interest receivable	3,205	3,085
Other assets	49,422	44,974
TOTAL ASSETS	$968,798	$984,607

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$116,981	$103,864
Interest checking	196,283	222,314
Savings	58,139	52,181
Money market	227,289	222,229
Certificates of deposits	251,305	262,653
Retail deposits	849,997	863,241
Public fund certificates	107	102
Wholesale deposits	107	102
Total deposits	850,104	863,343

Junior subordinated debt	15,464	15,464
Other liabilities	17,751	17,666
Total liabilities	883,319	896,473

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,293	21,265
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,420,879 and 3,422,379 shares	21,796	21,735
Retained earnings, restricted	41,154	44,127
Accumulated other comprehensive income, net	1,236	1,007

Total shareholders' equity	85,479	88,134
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$968,798	$984,607

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)
(unaudited)	Three Months Ended
	March 31,
	2012	2011
Interest Income:
Short term investments	$5	$5
Securities	986	1,309
Commercial and commercial mortgage loans	6,790	7,625
Residential mortgage loans	1,003	1,057
Second and home equity loans	947	1,072
Other consumer loans	169	219
Total interest income	9,900	11,287

Interest Expense:
Checking and savings accounts	298	396
Money market accounts	245	353
Certificates of deposit	1,030	1,580
Total interest on retail deposits	1,573	2,329

Public funds	1	7
Total interest on wholesale deposits	1	7
Total interest on deposits	1,574	2,336

FHLB advances	2	260
Other borrowings	37	3
Junior subordinated debt	85	76
Total interest expense	1,698	2,675

Net interest income	8,202	8,612
Provision for loan losses	7,739	1,558
Net interest income after provision for loan losses	463	7,054

Non Interest Income:
Gain on sale of loans	599	396
Gain on securities	0	184
Service fees on deposit accounts	1,416	1,368
Loan servicing income, net of impairment	107	111
Net gain\(loss) on real estate owned	8	(387)
Trust and asset management fees	333	292
Increase in cash surrender value of life insurance	126	132
Miscellaneous	279	245
Total non interest income	2,868	2,341

Non Interest Expenses:
Compensation and employee benefits	4,025	4,027
Occupancy and equipment	966	1,022
Service bureau expense	542	485
FDIC premium	315	546
Marketing	143	221
Professional fees	186	196
Loan expenses	185	215
Real estate owned expenses	72	123
Communication expenses	123	128
Merger expenses	502	0
Miscellaneous	589	606
Total non interest expenses	7,648	7,569

Income (loss) before income taxes	(4,317)	1,826
Income tax provision (credit)	(1,675)	490
Net Income (Loss)	$(2,642)	$1,336

Basic earnings (loss) per common share	$(0.87)	$0.31
Diluted earnings (loss) per common share	$(0.87)	$0.31

Basic weighted average number of common shares	3,383,379	3,364,079
Dilutive weighted average number of common shares	3,383,379	3,367,105
Dividends per common share	$0.010	$0.010

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)	Three Months Ended
	March 31,
	2012	2011

Net Income (Loss)	$(2,642)	$1,336
Other Comprehensive Income (Loss) Unrealized appreciation (depreciation) on available-for-sale securities, net of tax expense of $133 and $410	229	668
Less: reclassification adjustment for realized gaines (losses) included in net income, net of taxes of $0 and $73	0	111
Total Other Comprehensive Income	229	557
Comprehensive Income (Loss)	$(2,413)	$1,893

See notes to consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2011	3,422,379	$21,265	$21,735	$44,127	$1,007	$88,134

Net loss				(2,642)		(2,642)
Change in unrealized gain on securities available for sale					229	229

Restricted stock compensation expense			61			61
Restricted stock forfeited	(1,500)
Amortization of discount on preferred stock		28		(28)		0
Common stock cash dividends				(34)		(34)
Preferred stock cash dividends				(269)		(269)
Balance at March 31, 2012	3,420,879	$21,293	$21,796	$41,154	$1,236	$85,479

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2010	3,385,079	$21,156	$21,230	$47,192	$(929)	$88,649

Net income				1,336		1,336
Change in unrealized gain on securities available for sale					557	557

Common stock compensation expense			1			1
Restricted stock compensation expense			110			110
Restricted stock non vested shares issued	36,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		27		(27)		0
Common stock cash dividends				(34)		(34)
Preferred stock cash dividends				(269)		(269)
Balance at March 31, 2011	3,419,379	$21,183	$21,341	$48,198	$(372)	$90,350

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Three Months Ended
(unaudited)	March 31,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(2,642)	$1,336
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,042	1,497
Provision for loan losses	7,739	1,558
Stock based compensation expense	61	111
Benefit for deferred income taxes	(1,322)	(241)
Net gain from sale of loans	(599)	(396)
Gain on securities	0	(184)
Net (gain)/loss from real estate owned	(8)	387
Loan fees recognized, net	(15)	(52)
Proceeds from sale of loans held for sale	26,144	18,789
Origination of loans held for sale	(23,422)	(12,347)
(Increase) decrease in accrued interest and other assets	(685)	808
Increase (decrease) in other liabilities	1,125	(1,628)
Net Cash From Operating Activities	7,418	9,638

Cash Flows From / (Used In) Investing Activities:
Net principal received (disbursed) on loans	12,405	(210)
Proceeds from:
Maturities/repayments of securities available for sale	15,549	20,712
Sale of securities available for sale	816	15,179
Real estate owned and other assets	1,221	601
Purchases of:
Loans	(817)	(121)
Securities available for sale	(10,686)	(42,392)
Federal Home Loan Bank stock	(529)	0
Acquisition of property and equipment	(56)	(84)
Disposal of property and equipment	2	0
Net Cash From (Used In) Investing Activities	17,905	(6,315)

Cash Flows From / (Used In) Financing Activities:
Net increase/(decrease) in deposits	(13,239)	18,985
Proceeds from advances from FHLB	10,000	0
Repayment of advances from FHLB	(10,000)	0
Net repayments of overnight borrowings	0	(12,088)
Payment of dividends on preferred stock	(269)	(269)
Payment of dividends on common stock	(34)	(34)
Net Cash From (Used In) Financing Activities	(13,542)	6,594

NET INCREASE / (DECREASE) IN CASH AND CASH EQUIVALENTS	11,781	9,917
Cash and cash equivalents, beginning of period	40,595	13,063
Cash and Cash Equivalents, End of Period	$52,376	$22,980

Supplemental Information:
Cash paid for interest	$1,695	$2,669
Cash paid for income taxes	$564	$0
Non cash items:
Assets acquired through foreclosure	$3,378	$1,523
Securities trades not settled	$0	$(194)
Transfer from loans receivable to loans held for sale	$6,218	$0

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at March 31, 2012, and for the three month period ended March 31, 2012 and 2011, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not the primary beneficiary of the Trust.  The results of operations for the three month period ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Form 10-K for the year ended December 31, 2011.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended
	March 31
	2012	2011
Basic EPS:
Weighted average common shares	3,383,379	3,364,079

Diluted EPS:
Weighted average common shares	3,383,379	3,364,079
Dilutive effect of restricted stock/stock options	0	3,026
Weighted average common and incremental shares	3,383,379	3,367,105

Anti-dilutive options	205,948	280,422

The following is a computation of earnings (loss) per common share. (dollars in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2012	2011

Net income (loss)	$(2,642)	$1,336
Less preferred stock dividend	269	269
Less restricted stock dividend	0	1
Less amortization of preferred stock discount	28	26
Net income (loss) available to common shareholders	$(2,939)	$1,040

Basic Earnings (Loss) per Common Share	$(0.87)	$0.31
Diluted Earnings (Loss) per Common Share	$(0.87)	$0.31

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

4. Pension and Other Retirement Benefit Plans
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

The Company recorded pension expenses of $275,000 and $212,000 for the three months ended March 31, 2012 and 2011, respectively.  Company cash contributions to the multi-employer pension plan for the three months ended March 31, 2012 were $842,000.  No cash contributions were made to the multi-employer pension plan for the three months ended March 31, 2011.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three months ended March 31, 2012 and 2011, is estimated as follows:  (dollars in thousands)
	Three Months Ended
	March 31,
Components of Net Periodic Benefit Cost	2012	2011

Service cost	$22	$28
Interest cost	53	54
Amortization of prior service cost	13	13
Amortization of actuarial losses	10	1
Net periodic benefit cost	$98	$96

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to pay benefits of $246,000 in 2012.  As of March 31, 2012, the Bank has paid $61,000 in benefits and presently anticipates paying an additional $185,000 in fiscal 2012, provided however that under the Company's merger agreement with Old National Bancorp, these agreements are to be terminated and cashed out at the merger closing.

5. Repurchases of Company Common Stock
During the three months ended March 31, 2012 and 2011, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of March 31, 2012, there are 156,612 common shares remaining to be repurchased under this program.  The Company may not repurchase any such shares without the consent of the U. S. Department of Treasury while it holds the TARP Series A Preferred Stock until December 12, 2011.

6. Legal Proceedings
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

7. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At March 31, 2012 and December 31, 2011, these contingent obligations were approximately $24.2 million and $30.2 million, respectively.  Management believes it is remote that, as of March 31, 2012 the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

8. Fair Value of Financial Instruments
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

Securities Available for Sale
When quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models and quoted prices of securities with similar characteristics.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions.  Level 2 securities include collateralized mortgage obligations, mortgage backed securities, corporate debt and municipal bonds.  In certain cases where Level 1 and Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy and consist of equity securities.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Municipal bonds	$0	$45,607	$0	$45,607
Collateralized mortgage obligations issued by:
GSE agencies	0	24,666	0	24,666
Private label	0	42,496	0	42,496
Mortgage backed securities issued by agencies	0	59,380	0	59,380
Corporate debt	0	1,454	0	1,454
Equity securities	0	0	75	75
Securities available for sale	$0	$173,603	$75	$173,678

December 31, 2011
Municipal bonds	$0	$46,313	$0	$46,313
Collateralized mortgage obligations issued by:
GSE agencies	0	27,766	0	27,766
Private label	0	49,399	0	49,399
Mortgage backed securities issued by agencies	0	55,817	0	55,817
Corporate debt	0	1,400	0	1,400
Equity securities	0	0	75	75
Securities available for sale	$0	$180,695	$75	$180,770

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months ended March 31, 2012 and 2011.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended
	March 31,
Level 3 Instruments Only	2012	2011
Beginning Balance	$75	$75
Purchases	0	0
Settlements	0	0
Ending Balance	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months ended March 31, 2012 and 2011.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at March 31, 2012 and December 31, 2011.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
March 31, 2012
Impaired loans (collateral dependent)	0	0	16,838	16,838

December 31, 2011
Impaired loans (collateral dependent)	0	0	24,879	24,879
Other real estate owned	0	0	295	295

At March 31, 2012, collateral dependent impaired loans which had an evaluation adjustment during 2012 had an aggregate cost of $20.0 million and had been written down to a fair value of $16.8 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $25.4 million and had been written down to a fair value of $24.9 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

The significant unobservable inputs (Level 3) used in the fair value measurement for collateral dependent impaired loans included in the table above relate primarily to customized discounting criteria applied to the customer’s collateral. The amount of the collateral discount depends upon the marketability of the underlying collateral and the age of the last independent evaluation. Less marketable collateral would receive a larger discount. As of March 31, 2012, collateral discounts ranged from zero to 31% for real estate collateral, 20% for accounts receivable and 50% for inventory and equipment.

At December 31, 2011, other real estate owned was reported at fair value less cost to sell of $295,000 measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	March 31, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$52,376	$52,376	$52,376	$0	$0	$40,595	$40,595
Securities available for sale	173,678	173,678		173,603	75	180,770	180,770
Loans held for sale	10,544	10,676		10,676	0	6,464	6,617
Loans, net	663,209	670,855			670,855	692,102	699,191
Accrued interest receivable	3,205	3,205		3,205		3,085	3,085
Federal Home Loan Bank stock	7,092	7,092		7,092		6,563	6,563

Liabilities:
Deposits	850,104	854,519		854,519		863,343	863,322
Junior subordinated debt	15,464	11,615			11,615	15,464	10,628
Advance payments by borrowers for taxes and insurance	562	562		562		325	325
Accrued interest payable	63	63		63		61	61

Cash, Accrued Interest Receivable, Advance Payments by Borrowers for Taxes and Insurance and Accrued Interest Payable
The carrying amount as reported in the Condensed Consolidated Balance Sheets is a reasonable estimate of fair value.

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

The fair value estimates presented herein are based on information available to management at March 31, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9. Securities
Securities are summarized as follows: (in thousands)

	March 31, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available for Sale:
Municipal bonds	$43,477	$2,174	$(44)	45,607	$44,094	$2,255	$(36)	$46,313
Collateralized mortgage obligations issued by:
GSE agencies	24,157	509	0	24,666	27,354	422	(10)	27,766
Private label	42,167	361	(32)	42,496	49,156	319	(76)	49,399
Mortgage backed securities
issued by agencies	59,000	434	(54)	59,380	55,652	277	(112)	55,817
Corporate debt	1,970	0	(516)	1,454	1,969	0	(569)	1,400
Equity securities	75	0	0	75	75	0	0	75
Total Available for Sale	$170,846	$3,478	$(646)	$173,678	$178,300	$3,273	$(803)	$180,770

No securities were pledged at the Federal Reserve as of March 31, 2012 and December 31, 2011.  Certain securities, with amortized cost of $14.3 million and fair value of $14.7 million at March 31, 2012 and amortized cost of $16.6 million and fair value of $16.9 million at December 31, 2011, were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at March 31, 2012 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value	Yield

Municipal bonds:
Due in one year or less	$1,645	$1,660	5.30%
Due after 1 year through 5 years	13,972	14,666	5.18%
Due after 5 years through 10 years	26,264	27,606	3.99%
Due after 10 years	1,596	1,675	4.16%
Collateralized mortgage obligations issued by:
GSE agencies	24,157	24,666	2.55%
Private label	42,167	42,496	3.79%
Mortgage backed securities issued by agencies	59,000	59,380	2.15%
Corporate debt:
Due after 10 years	1,970	1,454	1.29%
Equity securities	75	75	0%
Total	$170,846	$173,678	3.20%

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three months ended
	March 31,
	2012	2011
Proceeds from sales	$816	$15,179
Gross gains on securities	0	295
Gross losses on securities	0	111
Tax expense on realized security gains/losses	0	73

10. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

In reviewing its available for sale securities at March 31, 2012, for other than temporary impairment, management considered the change in market value of the securities in the first three months of 2012, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on this criteria management concluded that no additional other than temporary impairment (“OTTI”) charge was required.

At March 31, 2012, the Company had two corporate debt securities with a face amount of $2.0 million and an unrealized loss of $516,000, which was an improvement of $53,000 over the December 31, 2011 unrealized loss.  These two securities are rated A2 and BA1 by Moodys indicating these securities are considered of low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

Investments that have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 are summarized as follows: (dollars in thousands)

As of March 31, 2012	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by:
Private Label	$2,532	$(13)	$3,281	$(19)	$5,813	$(32)
Mortgage backed securities issued by agencies	16,911	(54)	0	0	16,911	(54)
Corporate debt	0	0	1,454	(516)	1,454	(516)
Municipal bonds	4,501	(44)	0	0	4,501	(44)
Total Temporarily Impaired Securities	$23,944	$(111)	$4,735	$(535)	$28,679	$(646)

As of December 31, 2011	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by:
GSE agencies	$1,637	$(10)	$0	$0	$1,637	$(10)
Private Label	6,079	(59)	3,911	(17)	9,990	(76)
Mortgage backed securities issued by agencies	27,956	(112)	0	0	27,956	(112)
Corporate debt	0	0	1,400	(569)	1,400	(569)
Municipal bonds	983	(32)	397	(4)	1,380	(36)
Total Temporarily Impaired Securities	$36,655	$(213)	$5,708	$(590)	$42,363	$(803)

11. Portfolio Loans and Allowance for Loan Losses
The Company originates both adjustable and fixed rate loans.  The adjustable rate loans have interest rate adjustment limitations and are indexed to various indices.  Adjustable residential mortgages are generally indexed to the one year Treasury constant maturity rate; adjustable consumer loans are generally indexed to the prime rate; adjustable commercial loans are generally indexed to either the prime rate or the one, three or five year Treasury constant maturity rate.  Future market factors may affect the correlation of the interest rates the Company pays on the short-term deposits that have been primarily utilized to fund these loans.

Late in March 2012, the Company made the decision to pursue the sale of certain loans with balances totaling $9.0 million.  The loans that were identified for sale were written down to fair value upon transfer to loans held for sale.  A charge off of $2.7 million was recorded in connection with the transfer..

At March 31, 2012 and December 31, 2011, deposit overdrafts of $105,000 and $134,000, respectively, were included in portfolio loans.

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three months ended March 31, 2012 and 2011 and balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of March 31, 2012, March 31, 2011 and December 31, 2011.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended March 31, 2012
Allowance for loan losses:
Balance at beginning of period	$13,691	$504	$556	$233	$14,984
Provision for loan losses	7,900	(20)	(82)	(59)	7,739
Loan charge-offs	(4,959)	0	(7)	(56)	(5,022)
Recoveries	365	0	12	59	436
Balance at End of Period	$16,997	$484	$479	$177	$18,137
Ending balance: individually evaluated for impairment	$3,244	$0	$0	$0	$3,244
Ending balance: collectively evaluated for impairment	$13,753	$484	$479	$177	$14,893
Loans:
Balance at End of Period	$498,548	$91,502	$82,457	$9,057	$681,564
Ending balance: individually evaluated for impairment	$48,117	$0	$0	$0	$48,117
Ending balance: collectively evaluated for impairment	$450,431	$91,502	$82,457	$9,057	$633,447

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended March 31, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	1,596	(5)	(49)	16	1,558
Loan charge-offs	(1,549)	(40)	(39)	(81)	(1,709)
Recoveries	71	0	7	45	123
Balance at End of Period	$12,758	$754	$777	$289	$14,578
Ending balance: individually evaluated for impairment	$4,010	$0	$0	$0	$4,010
Ending balance: collectively evaluated for impairment	$8,748	$754	$777	$289	$10,568
Loans:
Balance at End of Period	$550,586	$92,413	$90,937	$10,933	$744,869
Ending balance: individually evaluated for impairment	$63,129	$0	$0	$0	$63,129
Ending balance: collectively evaluated for impairment	$487,457	$92,413	$90,937	$10,933	$681,740

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of December 31, 2011
Allowance for loan losses:
Balance at End of Period	$13,691	$504	$556	$233	$14,984
Ending balance: individually evaluated for impairment	$545	$0	$0	$0	$545
Ending balance: collectively evaluated for impairment	$13,146	$504	$556	$233	$14,439
Loans:
Balance at End of Period	$517,970	$93,757	$86,059	$9,533	$707,319
Ending balance: individually evaluated for impairment	$41,075	$0	$0	$0	$41,075
Ending balance: collectively evaluated for impairment	$476,895	$93,757	$86,059	$9,533	$666,244

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that have not exhibited any delinquency.  As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of March 31, 2012	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$406,849	$34,221	$86,329	$82,156	$8,978	$618,533
Special mention	8,735	0	96	99	0	8,930
Substandard	47,756	5,285	779	202	79	54,101
Balance at End of Period	$463,340	$39,506	$87,204	$82,457	$9,057	$681,564

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,266	$32,825	$87,278	$85,751	$9,462	$650,582
Special mention	9,521	0	313	44	0	9,878
Substandard	37,856	7,951	717	264	71	46,859
Balance at End of Period	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

The following tables present the Company’s loan portfolio aging analysis as of March 31, 2012 and December 31, 2011:  (dollars in thousands)

As of March 31, 2012	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$1,140	$0	$547	$318	$32	$2,037
60 to 89 days past due	165	0	0	64	9	238
Past due 90 days or more, still accuring	0	0	87	0	0	87
Nonaccrual	21,741	5,285	756	237	69	28,088
Total Past Due and Nonaccrual	23,046	5,285	1,390	619	110	30,450
Current	440,294	34,221	85,814	81,838	8,947	651,114
Total Loans	$463,340	$39,506	$87,204	$82,457	$9,057	$681,564

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$479	$0	$874	$526	$109	$1,988
60 to 89 days past due	0	0	0	44	1	45
Past due 90 days or more, still accuring	0	0	87	0	0	87
Nonaccrual	25,962	6,826	849	264	70	33,971
Total Past Due and Nonaccrual	26,441	6,826	1,810	834	180	36,091
Current	456,202	33,950	86,498	85,225	9,353	671,228
Total Loans	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

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

The following is a summary by class of information pertaining to impaired loans as of March 31, 2012 and December 31, 2011:  (dollars in thousands)

As of March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded (1):
Commercial and commercial mortgage loans	$27,256	$39,182	$0
Construction loans	5,285	5,970	0
Total Impaired Loans with No Related Allowance Recorded	$32,541	$45,152	$0

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$14,451	$14,451	$3,146
Construction loans	1,125	1,125	98
Total Impaired Loans with an Allowance Recorded	$15,576	$15,576	$3,244

Impaired Loans:
Commercial and commercial mortgage loans	$41,707	$53,633	$3,146
Construction loans	6,410	7,095	98
Total Impaired Loans	$48,117	$60,728	$3.244
      1) Residential mortgages of $127,000 and consumer loans of $141,000 all individually less than $130,000 are not individually reviewed and are excluded from the table as they were deemed not significant to the financial statements.

As of December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded(1):
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

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2012 and 2011:  (dollars in thousands)

	Three Months Ended		Three Months Ended
	March 31, 2012		March 31, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$37,416	$112	$49,697	$561
Construction loans	7,180	14	9,092	55
Total Impaired Loans	$44,596	$126	$58,789	$616
Commercial and commercial mortgage loans cash basis interest included above		$87		$38

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

It is the Company’s practice to have any restructured loans which are on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance at which time management would consider its return to accrual status.  The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $1.9 million and $1.2 million at March 31, 2012 and December 31, 2011, respectively.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  The balance of accruing restructured loans was $3.1 million and $3.1 million at March 31, 2012 and December 31, 2011, respectively.

Loans that are considered TDRs are classified as performing, unless they are on nonaccrual status or greater than 90 days delinquent as of the end of the most recent quarter. All TDRs are considered impaired by the Company, unless it is determined that the borrower has met the three month satisfactory performance period under modified terms. On a quarterly basis, the Company individually reviews all TDR loans to determine if a loan meets this criterion.

Performing commercial TDR loans at March 31, 2012 consist of three commercial real estate loans totaling $2.6 million that are interest only and one commercial real estate loan totaling $199,000 that is amortizing. The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 4.6%, compared to 5.8% earned on the entire commercial loan portfolio in the first quarter of 2012.

Performing consumer TDR loans at March 31, 2012 consist of six retail loans including one residential and two second mortgages which comprise $248,000 of the total retail TDR balance of $269,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and second mortgage loans was 5.8%, compared to 4.7% earned on the entire residential mortgage loan  and second mortgage portfolios in the first quarter of 2012.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed above.

There were no newly classified troubled debt restructurings for the three months ended March 31, 2012 and 2011.  No troubled debt restructurings subsequently defaulted in the three months ended March 31, 2012 and 2011.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of March 31, 2012, the time frame used to determine charge off percentages was April 1, 2009 through March 31, 2012.

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

12. Acquisition Update

In a press release dated January 25, 2012, Old National Bancorp announced its intent to acquire the Company in an all stock transaction.  Under the terms of the merger agreement, which was approved by the boards of both companies, Company shareholders will receive 1.90 shares of Old National Bancorp common stock for each share of Company common stock held by them.  As provided in the merger agreement, the exchange ratio is subject to certain adjustments (calculated prior to closing) under circumstances where the consolidated shareholders’ equity of the Company is below a specified amount, the loan delinquencies of Indiana Community Bancorp exceed a specified amount or the credit mark for certain “Special Loans” of the Company (as defined in the merger agreement) falls outside a specified range.  Based upon current estimates, no adjustments to the 1.90 exchange ratio would be required as a result of the shareholders’ equity or delinquent loan levels.  However, the credit mark for the Special Loans as determined under the merger agreement (and as adjusted for net charge-offs on those loans after December 31, 2011), was $36.792 million as of March 31, 2012.  If the exchange ratio adjustment were measured as of March 31, 2012, this would have resulted in a reduction in the exchange ratio from 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock, to 1.8241 shares.  It is important to note, however, that the exchange ratio may be adjusted up or down between March 31, 2012, and 10 days before the closing of the merger based on further changes in the credit mark for the Special Loans.  The transaction is expected to close in the third quarter of 2012, subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions provided in the merger agreement.  In connection with the Merger, executive officers covered by Supplemental Executive Retirement Agreements will receive payment for amounts previously earned.  Additionally, outstanding employee options and restricted shares will be vested and converted to Old National Bancorp shares.  As a result of the merger, two employees will have their change in control agreements assumed and paid by Old National Bank.

13. New Accounting Pronouncements
In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”)," which results in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs.  Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements.  The application of fair value measurements is not changed as a result of this amendment.  Some of the amendments provide clarification of existing fair value measurement requirements while other amendments change a particular principal or requirement for measuring fair value or disclosing information about fair value measurements.  The amendments in this ASU are effective during interim and annual periods beginning after December 15, 2011.  Management had determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income,” which improves comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income.  The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity has been eliminated.  The amendments require that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In the two-statement approach, the first statement will present total net income and its components followed consecutively by a second statement that will present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income.  The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below.  Management had determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.”  ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income.  ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05.  All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12.  ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011.  Management had determined the adoption of this guidance did not have a material effect on the Company’s financial position or results of operations.

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

CRITICAL ACCOUNTING POLICIES
The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies presented on pages 32 through 48 of the Company’s annual report on Form 10-K for the year ended December 31, 2011.  Certain of these policies are important to the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain.  Management believes that its critical accounting policies include determining the allowance for loan losses, and the valuation of securities.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of March 31, 2012, the time frame used to determine charge off percentages was April 1, 2009 through March 31, 2012.

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

RESULTS OF OPERATIONS:
Quarter Ended March 31, 2012 Compared to Quarter Ended March 31, 2011
General
The Company reported a net loss of $2.6 million for the quarter ended March 31, 2012 compared to net income of $1.3 million for the quarter ended March 31, 2011.  Basic and diluted earnings / (loss) per common share were $(0.87) and $0.31, for the quarters ended March 31, 2012 and 2011, respectively.  The primary reason for the net loss in the quarter ended March 31, 2012, was the $7.7 million provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $410,000 or 4.8% to $8.2 million for the quarter ended March 31, 2012, as compared to $8.6 million for the quarter ended March 31, 2011.  The primary reason for the decrease in net interest income was a net decrease in interest earning assets less interest bearing liabilities of $15.2 million for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011.  A factor offsetting the impact of  the net decrease in interest earning assets less interest bearing liabilities on net interest income is the 17 basis points increase in the net interest margin of  3.63% for the quarter ended March 31, 2011 to 3.80% for the quarter ended March 31, 2012.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 36 basis points, than the rates earned on interest bearing assets, which declined 17 basis points, for the two comparative quarters.

Provision for Loan Losses
The provision for loan losses increased $6.2 million to $7.7 million for the quarter ended March 31, 2012, compared to $1.6 million for the quarter ended March 31, 2011.  Net charge offs were $4.6 million for the current quarter compared to $1.6 million for the first quarter of 2011.  Late in March 2012, the Company made the decision to pursue the sale of certain Special Loans ,being monitored for purposes of determining adjustments to the exchange ratio in the merger of the Company with Old National Bancorp (the “Special Loans”),  with balances totaling $9.0 million.  The Special Loans that were identified for sale were written down to fair value upon transfer to loans held for sale.  The charge to the allowance balance upon transfer to the held for sale category was $2.7 million.  In addition, at the end of the quarter, the Company was informed by one of its largest customers that fraudulent financial information and borrowing base certificates had been provided to the Company throughout 2011.  While the investigation is still ongoing, the Company was able to obtain updated information regarding the collateral securing this loan prepared by a third party.  Based on this information, the Company recorded a specific reserve of $3.1 million to recognize the collateral shortfall on this loan.  In addition, two commercial real estate properties were charged down $1.0 million due to receiving updated appraisals values in the first quarter of 2012.

The Company’s allowance for loan losses increased $3.2 million to $18.1 million at March 31, 2012. The ratio of allowance for loan losses to nonperforming loans was relatively unchanged at 58.0% at March 31, 2012. The ratio of the allowance for loan losses to total loans increased to 2.66% at March 31, 2012, from 2.12% at December 31, 2011.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the allowance for loan loss for the three months ended March 31, 2012 and 2011 is as follows:

Quarter ended March 31: (in thousands)	2012	2011

Allowance beginning balance	$14,984	$14,606
Provision for loan losses	7,739	1,558
Charge-offs	(5,022)	(1,709)
Recoveries	436	123
Allowance ending balance	$18,137	$14,578

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was $463,000 for the three month period ended March 31, 2012; a decrease of $6.6 million as compared to net interest income after provision for loan losses of $7.1 million for the three month period ended March 31, 2011.

Interest Income
Total interest income for the three months ended March 31, 2012 decreased $1.4 million or 12.3% from $11.3 million for the quarter ending March 31, 2011 to $9.9 million for the quarter ending March 31, 2012.  Three factors impacting the decrease in interest income are; 1) the $94.7 million decrease in average interest earning assets.  The decrease in average interest earning assets was due to a $43.0 million decrease in the average balance of available for sale securities in Q1 of 2012 compared to Q1 of 2011.  The Company sold approximately $71.0 million investment securities in the third quarter of 2011 using the funds to prepay $55.0 million of FHLB advances.  In addition the average balances of loans decreased $43.8 million for the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011; 2) the average balance of nonaccrual loans for the first quarter 2012 was $31.0 million as compared to the average balance of nonaccrual loans for the first quarter 2011 of $18.5 million and 3.) a 17 basis point decline in the interest earned on average interest earning assets for the two comparative quarters.

Interest Expense
Total interest expense for the three months ended March 31, 2012 decreased $977,000 or 36.5% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 36 basis points, from the three month period ended March 31, 2012 compared to the three month period ended March 31, 2011.  The decrease in rates paid on interest bearing liabilities resulted primarily from the changing mix of demand and interest bearing liabilities.  The average balances of demand accounts, which currently do not earn interest increased $16.4 million.  Average consumer interest checking balances increased $27.0 million, while public fund interest checking balances decreased $16.1 million.  The decrease in average balance of money market accounts was $5.0 million.  The decrease in average balances of higher costing certificates of deposit was $58.2 million for the first quarter of 2012 as compared to the first quarter of 2011.  The average rate paid on all retail deposits decreased approximately 36 basis points over the comparative periods.  In addition, the prepayment of $55.0 million of FHLB advances during the third quarter of 2011 accounted for $258,000 of the decrease in interest expense.

Non Interest Income
Total non interest income increased $527,000 or 22.5% to $2.9 million for the quarter.  This increase was due primarily to three net factors; a)  an $203,000 increase on the gain on sale of loans; b) a $395,000 increase in net gain/(loss) on real estate owned; and c) a $184,000 decrease in gain on securities.  The increase in gain on sale of loans resulted from an increase of $6.6 million in loans sold and a 22 basis point increase in the return on loan sales for the first quarter of 2012 as compared to the first quarter of 2011.   A $482,000 write down on real estate owned (REO), due to sales negotiations, resulted in a net loss on REO of $387,000 in the first quarter of 2011.  In comparison there was very minimal activity in REO sales in the first quarter of 2012.  Non interest income decreased $184,000 for gains on the sale of securities that occurred in the first quarter of 2011 while no gains were reported for the first quarter of 2012.  Various other categories of non interest income posted small increases and decreases which netted to a $113,000 increase in non interest income.

Non Interest Expenses
Non interest expenses increased $79,000 or 1.0% to $7.6 million for the quarter.  The primary increase in non interest expenses resulted from merger expenses of $502,000.  Offsetting this increase in non interest expense was a decrease in FDIC insurance expense of $231,000.  Effective April 1, 2011, the Federal Deposit Insurance Corporation, (FDIC) changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Company benefitted from the change in the assessment base, which reduced its deposit premiums.

Taxes
Pretax loss for the quarter ended March 31, 2012 was $4.3 million compared to pretax income of $1.8 million for the quarter ended March 31, 2011.  In the quarter ended March 31, 2012, the Company’s pretax loss of $4.3 million resulted in a tax credit of $1.7 million after considering permanent federal and state tax differences of approximately $229,000 and $407,000, respectively.  In the quarter ended March 31, 2012, the Company recorded pretax income of $1.8 million that resulting in a tax expense of $490,000 after considering federal and state permanent tax differences of approximately $243,000 and $1.2 million, respectively.   As of March 31, 2012, the Company had a deferred tax asset of $9.4 million.  Based on proforma core earnings of the Company in combination with anticipated charge offs, management anticipates generating sufficient pretax income over the next four years which would result in the realization of the deferred tax asset.  Therefore, no valuation allowance was established for the deferred tax asset.  Additionally, current expectations are that the combined income of the merged companies will generate sufficient income in future years to realize the deferred tax asset.

Asset Quality
The following table sets forth information concerning non-performing assets of the Company.  Real estate owned includes property acquired in settlement of foreclosed loans that is carried at net realizable value. (dollars in thousands)

As of	March 31, 2012	December 31, 2011
Non-accruing loans
Residential mortgage loans	$756	$849
Commercial and commercial real estate loans	27,026	32,788
Second and home equity loans	237	264
Other consumer loans	69	70
Total	28,088	33,971

90 days past due and still accruing loans
Residential mortgage loans	87	87
Commercial and commercial mortgage loans	0	0
Total	87	87
Troubled debt restructured loans	3,095	3,082
Total non performing loans	31,270	37,140
Real estate owned	7,901	5,736
Total non-performing assets	$39,171	$42,876
Non-performing assets to total assets	4.04%	4.35%
Non-performing loans to total loans	4.59%	5.25%
Allowance for loan losses to non-performing loans	58.00%	40.34%

Nonperforming assets totaled $39.2 million at March 31, 2012 compared to $42.9 million at December 31, 2011.  The decrease in nonperforming loans is related to; a) $1.9 million of charge offs due to new appraisals received  in the first quarter of 2012; and b)  transfers of $3.0 million of nonperforming loans to the real estate owned category.  REO increased in the first quarter of 2012.  This increase was the net result of the $3.0 million transfer from non accrual loans to REO offset in part by subsequent sales of REO in the first quarter.  The ratio of nonperforming assets to total assets was 4.04% at March 31, 2012 compared to 4.35% at December 31, 2011.

The total amount of TDR loans was $5.0 million as of the March 31, 2012. Of these loans, $1.9 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans total $3.1 million.  TDRs at March 31, 2011 included two commercial loans which totaled $2.3 million, or 74.0%, of total TDRs.  Both of these loans represent the smaller portion or “B” note of larger relationships.  In both relationships, the larger or “A” note requires both principal and interest payments while the “B” note receives interest only payments.   One other TDR loan totaling $328,000 has been modified to interest only loan as the current cash flow position of the borrower does not support amortizing payments.  The remaining TDR loans of $466,000  were accruing interest in accordance with their modified terms. The accruing TDR loans were classified as TDR loans within non performing loans.  Comparatively, the total amount of TDR loans was $4.2 million as of the December 31, 2011. Of these loans $1.2 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans totaled $3.1 million represent the same relationships described above.

The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 4.6%, compared to 5.8% earned on the entire commercial loan portfolio in the third quarter of 2011.

Performing consumer TDR loans at March 31, 2012 consist of six retail loans including one residential and two second mortgages which comprise $248,000 of the total retail TDR balance of $269,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and second mortgage loans was 5.8%, compared to 4.7% earned on the entire residential mortgage loan and second mortgage portfolios in the first quarter of 2012.

When considering the restructuring of a loan, when the borrower is having financial difficulty, the Company performs a complete analysis and underwrites the loan as it would any new origination.  The analysis and underwriting considers the most recent debt service coverage analysis, pro forma financial projections prepared by the borrower, evaluation of cash flow and liquidity available from other sources tied to the credit and updated collateral valuations.  Upon completion of the detailed analysis and underwriting of the credit, the Company determines whether there is a loan structure that can be supported by the current and projected operations of the borrower.  The Company also considers whether the changes necessary to accomplish the pro forma financial projections appear reasonable and achievable.  This determination is based on discussions with the borrower to review the plan and to understand the financial projections.  Additionally, the Company considers and reviews those portions of the plan that may already have been implemented.  The Company will modify the original terms of the loan agreement only when there is evidence that the plan and financial projections are achievable and that these improvements will allow for repayment of the debt in the future.  Such loans are then accounted for as TDRs.  The key factor the Company considers when determining whether a loan is classified as an accruing TDR or should be included as a nonaccrual loan is whether the loan is expected to be able to perform according to the restructured terms. The primary factor for determining if a loan will perform under the restructured terms is an analysis of the borrower’s current cash flow projections and current financial position to verify the borrower can generate adequate cash flow to support the restructured debt service requirements.  The Company sometimes restructures non accrual loans to improve its collateral position.  A non accrual loan that is restructured would continue to be classified as non accrual until such time that there is no longer any doubt as to the collection of all principal and interest owed under the contractual terms of the restructured agreement. The Company generally requires all non-accrual loans to perform under the terms of the restructured agreement for a period of not less than three months before returning to accrual status. All loans the Company classifies as TDR are performing according to their restructured terms.  TDR loans are analyzed for non accrual status using the same criteria as other loans in the Company’s portfolio. No loans modified and classified as TDR loans have had any charge offs.  Prior to being classified as TDR loans an immaterial amount was charged off.  There is currently no specific allowance allocated to TDR loans.  For additional information regarding TDR loans see note 12 to the financial statements.

The allowance for loan losses increased $3.1 million to $18.1 million as of March 31, 2012, from $14.9 million as of December 31, 2011.  The ratio of the allowance for loan losses to total loans was 2.66% at March 31, 2012 compared to 2.12% at December 31, 2011.  See further discussion in the Critical Accounting Policies.

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

As of	March 31, 2011	December 31, 2011
Residential mortgage loans
Allowance based on historical loss rates	$482	$496
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	2	8
Total allowance for residential mortgages	484	504

Commercial and commercial mortgage loans
Allowance based on historical loss rates	11,135	10,507
Specific allowance assigned to individual loans	3,244	545
Qualitative/environmental allowance	2,618	2,639
Total allowance for commercial and commercial mortgage loans	16,997	13,691

Second and home equity loans
Allowance based on historical loss rates	477	555
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	2	1
Total allowance for second and home equity loans	479	556

Other consumer loans
Allowance based on historical loss rates	124	136
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	53	97
Total allowance for other consumer loans	177	233
Total Allowance for Loan Losses	$18,137	$14,984

Management reassigned all of the qualitative/environmental allowance to the commercial and commercial mortgage loan category based on a review of the past two years and current year to date net charge off history.  This review indicated that the allowance based on historical loss rates for the residential mortgage loans, second and home equity loans and other consumer loans categories should be adequate. Net recoveries for residential mortgages, second and home equity loans and other consumer loans are $0, $5,000 and $3,000, respectively, for the three months ended March 31, 2012.  Net charge offs for commercial and commercial real estate loans are $4.6 million for the same period.

The decrease in non performing assets did not result in a corresponding decrease in the allowance for loan losses due to the specific reserve of $3.1 million for the customer who experienced fraudulent activity as discussed in the provision for loan losses section.

The Company has 51.5% of its assets in commercial installment and commercial real estate loans.  The following table segregates the commercial installment and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of Bank assets as of March 31, 2012. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	66,918	6.92%
Shopping Center	50,416	5.21%
Office Building	43,358	4.48%
Manufacturing Business/Industrial	39,453	4.08%
Land Only	39,225	4.05%
Medical Building	32,518	3.36%
Warehouse	29,884	3.09%
Retail Business Store	28,903	2.99%
Motel	25,472	2.63%
Apartment Building	22,937	2.37%
Athletic/Recreational/School	14,034	1.45%
Other	11,867	1.23%
Restaurant	11,865	1.23%
Non-Margin Stock	9,912	1.02%

FINANCIAL CONDITION:
Total assets as of March 31, 2012, were $968.8 million, a decrease of $15.8 million or 1.6% from December 31, 2011, total assets of $984.6 million  Portfolio loans decreased $25.8 million from December 31, 2011.  Commercial and commercial real estate loans have decreased $19.4 million in 2012.  Commercial and commercial mortgage loan charge offs of $5.0 million, driven partially by activities designed to reduce balances of Special Loans identified in the merger agreement, accounted for 25.7% of the decreased balance in this loan segment.   Additionally transfers of certain Special Loans to the held for sale category totaled $9.0 million for the quarter.  Of this $9.0 million, $1.2 million was sold during the first quarter of 2012.  Seconds and home equity loan balances have declined $3.6 million partially due to customers taking advantage of  low rates and refinancing these loans into first mortgages.  The Company currently sells the vast majority of residential first mortgages it originates in the secondary market.  Certificates of deposits decreased $11.3 million year to date as the Company does not negotiate rates for single service certificate of deposit customers.  Higher rate public fund and commercial interest checking decreased $35.1 million while retail interest checking increased $9.1 million resulting in a net decrease in interest checking of $26.0 million.  Demand deposits and savings and money market accounts have increased $13.1 million, $6.0 million and $5.1 million, respectively.  This increase in transaction account balances is a reflection of the Company’s current marketing and sales activities focus on transaction accounts aimed at attracting new customers and expanding relationships with existing customers.

Shareholders' equity decreased $2.7 million during the first three months of 2012.  Retained earnings decreased $2.6 million from net loss, decreased $303,000 for dividend payments on common and preferred stock, and $28,000 for the amortization of the discount on preferred stock.  Common stock increased $61,000 from recognition of compensation expense associated with restricted stock issued.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $229,000 for the three months ended March 31, 2012.

At March 31, 2012, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2012
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$105,621	13.41%	$62,993	8.0%	$78,741	10.0%
Indiana Community Bancorp Consolidated	$106,520	13.51%	$63,080	8.0%	$78,850	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$95,676	12.15%	$31,496	4.0%	$47,245	6.0%
Indiana Community Bancorp Consolidated	$96,562	12.25%	$31,540	4.0%	$47,310	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$95,676	10.03%	$38,156	4.0%	$47,695	5.0%
Indiana Community Bancorp Consolidated	$96,562	10.11%	$38,188	4.0%	$47,735	5.0%

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

Liquidity Resources
Historically, the Company has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of non-interest bearing, checking, savings and money market deposits and certificate accounts of $100,000 or less.  Other sources of funds are certificate accounts greater than $100,000 and public funds certificates.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Company may borrow from the FHLB of Indianapolis.  At March 31, 2012, the Company had no FHLB advances outstanding.  The Company does have a $15.0 million overdraft line of credit with the FHLB which had no balance as of March 31, 2011.  The Company was eligible to borrow from the FHLB additional amounts up to $22.5 million at March 31, 2012.  Certificates of deposit represent an important source of funds for the Company.  Historically, the Company has been able to retain certificate balances by providing competitive pricing in line with rates offered by other institutions in the Company’s market area.  During periods of low interest rates, customer preferences shift from certificates to interest bearing transaction accounts.  Of the $156.4 million in certificate accounts maturing in 2012, $25.6 million are at rates of 2.0% or greater which is higher than rates currently available.  As a result the Company anticipates that the rollover of certificates will be lower than historical levels.  The expected result is a continued downward trend in certificate balances.  However, the Company expects that a portion of these balances will be converted to or deposited in existing interest bearing transaction accounts with the Company.  The Company’s total transaction accounts decreased 0.3 % during the three months ended March 31, 2012 following a 19.9% increase during 2011.  Certificate accounts decreased 4.3% for the three months ended March 31, 2012 after decreasing 22.6% in 2011.  The certificates maturing in the next twelve months as a percentage of total certificates were 62.6% for the three months ended March 31, 2012 compared to 59.5% at December 31, 2011.  The Company continually monitors balance trends along with customer preferences and competitive pricing within the Company’s market footprint to manage this critical liquidity component.

In addition at March 31, 2012, the Company had commitments to purchase loans of $5.0 million, as well as commitments to fund loan originations of $21.0 million, unused home equity lines of credit of $38.6 million and unused commercial lines of credit of $55.1 million, as well as commitments to sell loans of $13.0 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  Commitments to borrow or extend credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Commitments to fund lines of credit and undisbursed portions of loan in process have remained relatively steady at 31.8% of the total credit at March 31, 2012 and December 31, 2011.  In the opinion of management, the Company has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings
N/A

Item 1A. Risk Factors
There were no material changes in the Company’s risk factors from the risks disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended March 31, 2012.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
January 2012	0	$00.00	0	156,612
February 2012	0	$00.00	0	156,612
March 2012	0	$00.00	0	156,612
First Quarter	0	$00.00	0	156,612

(1)	On January 22, 2008, the Company announced a stock repurchase program to repurchase on the open market up to 5%
of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.

Item 3. Defaults Upon Senior Securities
N/A

Item 4.  Mind Safety Disclosures
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

Indiana Community Bancorp

Date:	May 14, 2012
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