Form 10-Q
period 2012-06-30
INDIANA COMMUNITY BANCORP
filed 2012-08-14
CIK 867493

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2012
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

YES [  ]                      NO [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 6, 2012.

Common Stock, no par value – 3,420,879 shares outstanding

INDIANA COMMUNITY BANCORP
FORM 10-Q

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)
	June 30,	December 31,
	2012	2011
Assets:	(unaudited)
Cash and due from banks	$15,889	$20,683
Interest bearing demand deposits	380	278
Federal funds sold	78,354	19,634
Cash and cash equivalents	94,623	40,595
Securities available for sale at fair value (amortized cost $155,978 and $178,300)	159,699	180,770
Loans held for sale (fair value $19,677 and $6,617)	19,540	6,464
Portfolio loans:
Commercial and commercial mortgage loans	431,751	517,970
Residential mortgage loans	89,001	93,757
Second and home equity loans	79,342	86,059
Other consumer loans	8,853	9,533
Total portfolio loans	608,947	707,319
Unearned income	(190)	(233)
Allowance for loan losses	(20,016)	(14,984)
Portfolio loans, net	588,741	692,102
Premises and equipment	15,286	16,617
Accrued interest receivable	2,845	3,085
Other assets	55,336	44,974
TOTAL ASSETS	$936,070	$984,607

Liabilities and Shareholders’ Equity:
Liabilities:
Deposits:
Demand	$110,291	$103,864
Interest checking	189,135	222,314
Savings	56,498	52,181
Money market	227,357	222,229
Certificates of deposits	239,826	262,653
Retail deposits	823,107	863,241
Public fund certificates	107	102
Wholesale deposits	107	102
Total deposits	823,214	863,343

Junior subordinated debt	15,464	15,464
Other liabilities	14,443	17,666
Total liabilities	853,121	896,473

Commitments and Contingencies

Shareholders' equity:
No par preferred stock; Authorized: 2,000,000 shares
Issued and outstanding: 21,500 and 21,500 shares; Liquidation preference $1,000 per share	21,321	21,265
No par common stock; Authorized: 15,000,000 shares
Issued and outstanding: 3,420,879 and 3,422,379 shares	21,857	21,735
Retained earnings, restricted	37,954	44,127
Accumulated other comprehensive income, net	1,817	1,007

Total shareholders' equity	82,949	88,134
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$936,070	$984,607

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)	Three Months Ended		Six Months Ended
(unaudited)	June 30,		June 30,
	2012	2011	2012	2011
Interest Income:
Short term investments	$32	$14	$37	$19
Securities	923	1,481	1,909	2,790
Commercial and commercial mortgage loans	6,382	7,264	13,172	14,889
Residential mortgage loans	942	1,041	1,945	2,098
Second and home equity loans	913	1,050	1,860	2,122
Other consumer loans	157	208	326	427
Total interest income	9,349	11,058	19,249	22,345

Interest Expense:
Checking and savings accounts	278	437	576	833
Money market accounts	250	362	495	715
Certificates of deposit	908	1,454	1,938	3,034
Total interest on retail deposits	1,436	2,253	3,009	4,582

Public funds	0	4	1	11
Total interest on wholesale deposits	0	4	1	11
Total interest on deposits	1,436	2,257	3,010	4,593

FHLB advances	0	261	2	521
Other borrowings	0	1	37	4
Junior subordinated debt	83	76	168	152
Total interest expense	1,519	2,595	3,217	5,270

Net interest income	7,830	8,463	16,032	17,075
Provision for loan losses	8,273	2,689	16,012	4,247
Net interest income after provision for loan losses	(443)	5,774	20	12,828

Non-Interest Income:
Gain on sale of loans	446	350	1,045	746
Gain on securities	0	10	0	194
Other than temporary impairment losses	0	(7)	0	(7)
Service fees on deposit accounts	1,509	1,543	2,925	2,911
Loan servicing income, net of impairment	109	135	216	246
Net gain\(loss) on real estate owned	15	(24)	23	(411)
Trust and asset management fees	340	306	673	598
Increase in cash surrender value of life insurance	123	132	249	264
Miscellaneous	294	251	573	496
Total non-interest income	2,836	2,696	5,704	5,037

Non-Interest Expenses:
Compensation and employee benefits	3,715	3,865	7,740	7,892
Occupancy and equipment	1,008	958	1,974	1,980
Service bureau expense	664	499	1,206	984
FDIC premium	303	330	618	876
Marketing	127	265	270	486
Professional fees	191	208	377	404
Loan expenses	263	306	448	521
Real estate owned expenses	113	172	185	295
Communication expenses	116	154	239	282
Merger expenses	219	0	721	0

Miscellaneous	558	593	1,147	1,199
Total non-interest expenses	7,277	7,350	14,925	14,919

Income (loss) before income taxes	(4,884)	1,120	(9,201)	2,946
Income tax provision (credit)	(2,014)	275	(3,689)	765
Net Income (Loss)	$(2,870)	$845	$(5,512)	$2,181

Basic earnings (loss) per common share	$(0.94)	$0.16	$(1.80)	$0.47
Diluted earnings (loss) per common share	$(0.94)	$0.16	$(1.80)	$0.47

Basic weighted average number of common shares	3,383,379	3,364,079	3,383,379	3,364,079
Dilutive weighted average number of common shares	3,383,379	3,367,966	3,383,379	3,367,535
Dividends per common share	$0.010	$0.010	$0.020	$0.020

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in thousands)
(unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Income (Loss)	$(2,870)	$845	$(5,512)	$2,181
Other Comprehensive Income
Unrealized gains on available for sale securities:
Unrealized holding gains	889	2,755	1,251	3,833
Reclassification adjustments for gains included in net income	0	3	0	187
Other comprehensive income, before income taxes	889	2,752	1,251	3,646
Less: Income tax expense related to other comprehensive income	308	990	441	1,327
Total Other Comprehensive Income	$581	$1,762	$810	$2,319

Comprehensive Income (Loss)	$(2,289)	$2,607	$(4,702)	$4,500

See notes to consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands except share data)
(unaudited)
	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income	Total Shareholders' Equity

Balance at December 31, 2011	3,422,379	$21,265	$21,735	$44,127	$1,007	$88,134

Net loss				(5,512)		(5,512)
Change in unrealized gain on securities available for sale					810	810

Restricted stock compensation expense			122			122
Restricted stock forfeited	(1,500)
Amortization of discount on preferred stock		56		(56)		0
Common stock cash dividends				(68)		(68)
Preferred stock cash dividends				(537)		(537)
Balance at June 30, 2012	3,420,879	$21,321	$21,857	$37,954	$1,817	$82,949

	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity

Balance at December 31, 2010	3,385,079	$21,156	$21,230	$47,192	$(929)	$88,649

Net income				2,181		2,181
Change in unrealized gain on securities available for sale					2,319	2,319

Common stock compensation expense			2			2
Restricted stock compensation expense			238			238
Restricted stock non vested shares issued	36,300
Restricted stock forfeited	(2,000)
Amortization of discount on preferred stock		54		(54)		0
Common stock cash dividends				(68)		(68)
Preferred stock cash dividends				(538)		(538)
Balance at June 30, 2011	3,419,379	$21,210	$21,470	$48,713	$1,390	$92,783

See notes to condensed consolidated financial statements

INDIANA COMMUNITY BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)	Six Months Ended
(unaudited)	June 30,
	2012	2011
Cash Flows From Operating Activities:
Net income (loss)	$(5,512)	$2,181
Adjustments to reconcile net income (loss) to net cash from operating activities:
Accretion of discounts, amortization and depreciation	1,998	2,940
Provision for loan losses	16,012	4,247
Stock based compensation expense	122	240
Provision/(benefit) for deferred income taxes	(2,677)	149
Net gain from sale of loans	(1,045)	(746)
Gain on securities	0	(194)
Other than temporary impairment losses	0	7
Net (gain)/loss from real estate owned	(23)	411

Loan fees recognized, net	(45)	(27)
Proceeds from sale of loans held for sale	42,787	34,468
Origination of loans held for sale	(40,338)	(28,497)
(Increase) decrease in accrued interest and other assets	(4,769)	4
Decrease in other liabilities	(2,217)	(549)
Net Cash From Operating Activities	4,293	14,634

Cash Flows From / (Used In) Investing Activities:
Net principal received on loans	68,266	6,662
Proceeds from:
Maturities/repayments of:
Securities available for sale	29,763	35,874
Sales of:
Securities available for sale	816	32,397
Real estate owned and other assets	2,030	1,485
Federal Home Loan Bank stock	0	944
Loans transferred to held for sale	3,472	0
Purchases of:
Loans	(2,260)	(199)
Securities available for sale	(10,686)	(83,640)
Federal Home Loan Bank stock	(529)	0
Acquisition of property and equipment	(442)	(1,402)
Disposal of property and equipment	5	0
Net Cash From (Used In) Investing Activities	90,435	(7,879)

Cash Flows From / (Used In) Financing Activities:
Net decrease in deposits	(40,129)	(2,792)
Proceeds from advances from FHLB	10,000	0
Repayment of advances from FHLB	(10,000)	0
Net repayments of overnight borrowings	0	(783)
Payment of dividends on preferred stock	(537)	(538)
Payment of dividends on common stock	(34)	(68)
Net Cash Used In Financing Activities	(40,700)	(4,181)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,028	2,574
Cash and cash equivalents, beginning of period	40,595	13,063
Cash and Cash Equivalents, End of Period	$94,623	$15,637

Supplemental Information:
Cash paid for interest	$3,233	$5,273
Cash paid for income taxes	$564	$1,070
Non cash items:
Assets acquired through foreclosure	$3,392	$2,498
Transfer from loans receivable to loans held for sale	$17,996	$0
Transfer from property to property held for sale	$1,158	$0
Dividends Payable	$34	$0

See notes to condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The consolidated financial statements include the accounts of Indiana Community Bancorp (the "Company") and its wholly-owned subsidiary, Indiana Bank and Trust Company (the "Bank") and the Bank’s wholly-owned subsidiaries.  These condensed consolidated interim financial statements at June 30, 2012, and for the three and six month periods ended June 30, 2012 and 2011, have not been audited by an independent registered public accounting firm, but reflect, in the opinion of the Company’s management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position and results of operations for such periods, including elimination of all significant intercompany balances and transactions.  The Company does not consolidate Home Federal Statutory Trust I (“Trust”), a wholly-owned subsidiary, that issues Trust preferred securities, as the Company is not the primary beneficiary of the Trust.  The results of operations for the three and six months period ended June 30, 2012, are not necessarily indicative of the results which may be expected for the entire year. The condensed consolidated balance sheet of the Company as of December 31, 2011 has been derived from the audited consolidated balance sheet of the Company as of that date.

These statements should be read in conjunction with the consolidated financial statements and related notes, which are included in the Company’s Form 10-K for the year ended December 31, 2011.

2. Earnings Per Share
The following is a reconciliation of the weighted average common shares for the basic and diluted earnings per share (“EPS”) computations:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2012	2011	2012	2011
Basic EPS:
Weighted average common shares	3,383,379	3,364,079	3,383,379	3,364,079

Diluted EPS:
Weighted average common shares	3,383,379	3,364,079	3,383,379	3,364,079
Dilutive effect of stock options	0	3,887	0	3,456
Weighted average common and incremental shares	3,383,379	3,367,966	3,383,379	3,367,535

Anti-dilutive options	170,586	280,422	170,586	280,422

The following is a computation of earnings per common share. (dollars in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss)	$(2,870)	$845	$(5,512)	$2,181
Less preferred stock dividend	268	269	537	538
Less restricted stock dividend	1	0	1	1
Less amortization of preferred stock discount	28	27	56	54
Net income (loss) available to common shareholders	$(3,167)	$549	$(6,106)	$1,588

Basic Earnings per Common Share	$(0.94)	$0.16	$(1.80)	$0.47
Diluted Earnings per Common Share	$(0.94)	$0.16	$(1.80)	$0.47

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

The Company recorded pension expenses of $275,000 and $212,000 for the three months ended June 30, 2012 and 2011, respectively. The Company recorded pension expenses of $550,000 and $424,000 for the six months ended June 30, 2012 and 2011, respectively.  Company cash contributions to the multi-employer pension plan for the six months ended June 30, 2012 were $842,000.  No cash contributions were made to the multi-employer pension plan for the six months ended June 30, 2011.

The Company has entered into supplemental retirement agreements for certain officers.  The net periodic pension cost, including the detail of its components for the three months and six months ended June 30, 2012 and 2011, is estimated as follows:  (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Components of Net Periodic Benefit Cost	2012	2011	2012	2011

Service cost	$21	$28	$43	$56
Interest cost	53	53	106	107
Amortization of prior service cost	14	14	27	27
Amortization of actuarial losses	10	0	20	1
Net periodic benefit cost	$98	$95	$196	$191

The Company previously disclosed in its financial statements for the year ended December 31, 2011, that it expected to pay benefits of $246,000 in 2012.  As of June 30, 2012, the Bank has paid $136,000 in benefits and presently anticipates paying an additional $121,000 in fiscal 2012, provided however that under the Company's merger agreement with Old National Bancorp, these agreements are to be terminated and cashed out at the merger closing.

5. Repurchases of Company Common Stock
During the six months ended June 30, 2012 and 2011, the Company had no repurchases of Company common stock.  On January 22, 2008, the Board of Directors approved a stock repurchase program to repurchase on the open market up to 5% of the Company’s outstanding shares of common stock or 168,498 such shares.  Such purchases will be made in block or open market transactions, subject to market conditions.  The program has no expiration date.  As of June 30, 2012, there are 156,612 common shares remaining to be repurchased under this program.

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

7. Mortgage Banking Activities
The Bank is obligated to repurchase certain loans sold to and serviced by others if they become delinquent as defined by various agreements.  At June 30, 2012 and December 31, 2011, these contingent obligations were approximately $17.3 million and $30.2 million, respectively.  Management believes it is remote that, as of June 30, 2012 the Company would have to repurchase these obligations and therefore no reserve has been established for this purpose.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2012
Municipal bonds	$0	$45,824	$0	$45,824
Collateralized mortgage obligations issued by:
GSE agencies	0	21,773	0	21,773
Private label	0	36,298	0	36,298
Mortgage backed securities issued by agencies	0	54,203	0	54,203
Corporate debt	0	1,526	0	1,526
Equity securities	0	0	75	75
Securities available for sale	$0	$159,624	$75	$159,699

December 31, 2011
Municipal bonds	$0	$46,313	$0	$46,313
Collateralized mortgage obligations issued by:
GSE agencies	0	27,766	0	27,766
Private label	0	49,399	0	49,399
Mortgage backed securities issued by agencies	0	55,817	0	55,817
Corporate debt	0	1,400	0	1,400
Equity securities	0	0	75	75
Securities available for sale	$0	$180,695	$75	$180,770

The following table presents a reconciliation of the beginning and ending balances of recurring securities available for sale fair value measurements recognized in the accompanying consolidated balance sheets using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2012 and 2011.  (dollars in thousands)

Total Fair Value Measurements	Available for Sale Debt Securities
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Level 3 Instruments Only	2012	2011	2012	2011
Beginning Balance	$75	$75	$75	$75
Purchases	0	0	0	0
Settlements	0	0	0	0
Ending Balance	$75	$75	$75	$75

There were no realized and unrealized gains and losses recognized in the accompanying consolidated statement of operations using significant unobservable (Level 3) inputs for the three months and six months ended June 30, 2012 and 2011.

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheets measured at fair value on a non recurring basis and the level within the fair value hierarchy in which the fair value measurements fall at June 30, 2012 and December 31, 2011.  (dollars in thousands)

	Fair Value Measurements Using
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Fair Value
June 30, 2012
Impaired loans (collateral dependent)	0	0	13,084	13,084

December 31, 2011
Impaired loans (collateral dependent)	0	0	24,879	24,879
Other real estate owned	0	0	295	295

At June 30, 2012, collateral dependent impaired loans which had an evaluation adjustment during 2012 had an aggregate cost of $19.0 million and had been written down to a fair value of $13.1 million measured using Level 3 inputs within the fair value hierarchy. At December 31, 2011, collateral dependent impaired loans which had an evaluation adjustment during 2011 had an aggregate cost of $25.4 million and had been written down to a fair value of $24.9 million measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for impaired loans included current and prior appraisals and discounting factors.

The significant unobservable inputs (Level 3) used in the fair value measurement for collateral dependent impaired loans included in the table above relate primarily to customized discounting criteria applied to the customer’s collateral. The amount of the collateral discount depends upon the marketability of the underlying collateral and the age of the last independent evaluation. Less marketable collateral would receive a larger discount. As of June 30, 2012, collateral discounts ranged from zero to 31% for real estate collateral, 20% for accounts receivable and 50% for inventory and equipment.

At December 31, 2011, other real estate owned was reported at fair value less cost to sell of $295,000 measured using Level 3 inputs within the fair value hierarchy. Level 3 inputs for other real estate owned included third party appraisals adjusted for cost to sell.

The disclosure of the estimated fair value of financial instruments is as follows: (dollars in thousands)

	June 30, 2012					December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$94,623	$94,623	$94,623	$0	$0	$40,595	$40,595
Securities available for sale	159,699	159,699		159,624	75	180,770	180,770
Loans held for sale	19,540	19,677		19,677	0	6,464	6,617
Loans, net	588,741	595,597			595,597	692,102	699,191
Accrued interest receivable	2,845	2,845		2,845		3,085	3,085
Federal Home Loan Bank stock	7,092	7,092		7,092		6,563	6,563

Liabilities:
Deposits	823,214	827,000		827,000		863,343	863,322
Junior subordinated debt	15,464	12,309			12,309	15,464	10,628
Advance payments by borrowers for taxes and insurance	358	358		358		325	325
Accrued interest payable	45	45		45		61	61

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

The fair value estimates presented herein are based on information available to management at June 30, 2012.  Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

9. Securities
Securities are summarized as follows: (in thousands)

	June 30, 2012				December 31, 2011
	Amortized	Gross Unrealized		Fair	Amortized	Gross Unrealized		Fair
	Cost	Gains	(Losses)	Value	Cost	Gains	(Losses)	Value
Available for Sale:
Municipal bonds	$43,103	$2,725	$(4)	45,824	$44,094	$2,255	$(36)	$46,313
Collateralized mortgage obligations issued by:
GSE agencies	21,302	471	0	21,773	27,354	422	(10)	27,766
Private label	35,842	462	(6)	36,298	49,156	319	(76)	49,399
Mortgage backed securities
issued by agencies	53,686	567	(50)	54,203	55,652	277	(112)	55,817
Corporate debt	1,970	0	(444)	1,526	1,969	0	(569)	1,400
Equity securities	75	0	0	75	75	0	0	75
Total Available for Sale	$155,978	$4,225	$(504)	$159,699	$178,300	$3,273	$(803)	$180,770

No securities were pledged at the Federal Reserve as of June 30, 2012 and December 31, 2011.  Certain securities, with amortized cost of $12.4 million and fair value of $12.7 million at June 30, 2012 and amortized cost of $16.6 million and fair value of $16.9 million at December 31, 2011, were pledged as collateral for borrowing purposes at the Federal Home Loan Bank of Indianapolis.

The amortized cost and fair value of securities at June 30, 2012 by contractual maturity are summarized as follows: (dollars in thousands)

	Available for Sale
	Amortized Cost	Fair Value	Yield

Municipal bonds:
Due in one year or less	$1,539	$1,552	5.92%
Due after 1 year through 5 years	13,726	14,431	5.18%
Due after 5 years through 10 years	26,243	28,121	3.99%
Due after 10 years	1,595	1,720	4.16%
Collateralized mortgage obligations issued by:
GSE agencies	21,302	21,773	2.58%
Private label	35,842	36,298	3.83%
Mortgage backed securities issued by agencies	53,686	54,203	2.14%
Corporate debt:
Due after 10 years	1,970	1,526	1.19%
Equity securities	75	75	0%
Total	$155,978	$159,699	3.23%

Activities related to the sales of securities available for sale and other realized losses are summarized as follows: (dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Proceeds from sales	$0	$17,218	$816	$32,397
Gross gains on securities	0	103	0	398
Gross losses on securities	0	93	0	204
Other than temporary impairment losses	0	7	0	7

Tax expense on realized security gains/losses	0	4	0	77

During 2011 other than temporary impairment was recorded on certain available for sale securities.  The entire unrealized loss on these securities was considered to be related to credit and the cost basis of these investments was reduced to zero on the Company’s analysis of expected cash flows.  Therefore, no amounts were recognized in other comprehensive income.

10. Impairment of Investments
Management reviews its investment portfolio for other than temporary impairment on a quarterly basis.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the creditworthiness of the issuer, and the timely receipt of contractual payments.  Additional consideration is given to the fact that it is not more-likely-than-not the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity,

In reviewing its available for sale securities at June 30, 2012, for other than temporary impairment, management considered the change in market value of the securities in the first six months of 2012, the expectation for the security’s future performance based on the receipt, or non receipt, of required cash flows and Moody’s and S&P ratings where available.  Additionally, management considered that it is not more-likely-than-not that the Company would be required to sell a security before the recovery of its amortized cost basis.  Any unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased.  The fair value is expected to recover as the securities approach their maturity date or repricing date or if the market yields for such investments decline.  Based on this criteria management concluded that no additional other than temporary impairment (“OTTI”) charge was required.

At June 30, 2012, the Company had two corporate debt securities with a face amount of $2.0 million and an unrealized loss of $444,000, which was an improvement of $125,000 over the December 31, 2011 unrealized loss.  These two securities are rated A2 and BA1 by Moodys indicating these securities are considered of low to moderate credit risk.  The issuers of the two securities are two well capitalized banks.  Management believes that the decline in market value is due primarily to the interest rate and maturity as these securities carry an interest rate of LIBOR plus 55 basis points with maturities beyond ten years.

Investments that have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 are summarized as follows: (dollars in thousands)

As of June 30, 2012	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by:
Private Label	$605	$(1)	$1,522	$(5)	$2,127	$(6)
Mortgage backed securities issued by agencies	10,340	(50)	0	0	10,340	(50)
Corporate debt	0	0	1,526	(444)	1,526	(444)
Municipal bonds	196	(4)	0	0	196	(4)
Total Temporarily Impaired Securities	$11,141	$(55)	$3,048	$(449)	$14,189	$(504)

As of December 31, 2011	Less than Twelve Months		Twelve Months Or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Collateralized mortgage obligations issued by:
GSE agencies	$1,637	$(10)	$0	$0	$1,637	$(10)
Private Label	6,079	(59)	3,911	(17)	9,990	(76)
Mortgage backed securities issued by agencies	27,956	(112)	0	0	27,956	(112)
Corporate debt	0	0	1,400	(569)	1,400	(569)
Municipal bonds	983	(32)	397	(4)	1,380	(36)
Total Temporarily Impaired Securities	$36,655	$(213)	$5,708	$(590)	$42,363	$(803)

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

Late in March 2012 and continuing in the second quarter, the Company made the decision to pursue the sale of certain loans with balances totaling $23.5 million.  Negotiations began in the second quarter of 2012 led to certain loans being identified for sale.  These loans were written down to fair value upon transfer to loans held for sale.  A charge off of $5.5 million was recorded in connection with the transfer.  The Company has no current intent to sell additional “special loans” as defined by the merger agreement with ONB.

At June 30, 2012 and December 31, 2011, deposit overdrafts of $142,000 and $134,000, respectively, were included in portfolio loans.

The following tables present, by portfolio segment, the activity in the allowance for loan losses for the three months and six months ended June 30, 2012 and 2011.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$16,997	$484	$479	$177	$18,137
Provision for loan losses	8,195	133	(62)	7	8,273
Loan charge-offs	(6,422)	0	(11)	(57)	(6,490)
Recoveries	42	0	9	45	96
Balance at End of Period	$18,812	$617	$415	$172	$20,016

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Three months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,758	$754	$777	$289	$14,578
Provision for loan losses	2,704	(11)	(25)	21	2,689
Loan charge-offs	(3,068)	(99)	(163)	(78)	(3,408)
Recoveries	114	1	11	38	164
Balance at End of Period	$12,508	$645	$600	$270	$14,023

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Six months ended June 30, 2012
Allowance for loan losses:
Balance at beginning of period	$13,691	$504	$556	$233	$14,984
Provision for loan losses	16,095	113	(144)	(52)	16,012
Loan charge-offs	(11,381)	0	(18)	(113)	(11,512)
Recoveries	407	0	21	104	532
Balance at End of Period	$18,812	$617	$415	$172	$20,016

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Six months ended June 30, 2011
Allowance for loan losses:
Balance at beginning of period	$12,640	$799	$858	$309	$14,606
Provision for loan losses	4,300	(16)	(74)	37	4,247
Loan charge-offs	(4,617)	(139)	(202)	(159)	(5,117)
Recoveries	185	1	18	83	287
Balance at End of Period	$12,508	$645	$600	$270	$14,023

The follow tables present, by portfolio segment, the balance in the allowance for loan losses and the recorded investment in loans based on the Company’s loan portfolio and impairment method as of June 30, 2012 and December 31, 2011.  (dollars in thousands)

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of June 30, 2012
Allowance for loan losses:
Balance at End of Period	$18,812	$617	$415	$172	$20,016
Ending balance: individually evaluated for impairment	$5,948	$0	$0	$0	$5,948
Ending balance: collectively evaluated for impairment	$12,864	$617	$415	$172	$14,068
Loans:
Balance at End of Period	$431,751	$89,001	$79,342	$8,853	$608,947
Ending balance: individually evaluated for impairment	$38,236	$0	$0	$0	$38,236
Ending balance: collectively evaluated for impairment	$393,515	$89,001	$79,342	$8,853	$570,711

	Commercial and commercial mortgage loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
As of December 31, 2011
Allowance for loan losses:
Balance at End of Period	$13,691	$504	$556	$233	$14,984
Ending balance: individually evaluated for impairment	$545	$0	$0	$0	$545
Ending balance: collectively evaluated for impairment	$13,146	$504	$556	$233	$14,439
Loans:
Balance at End of Period	$517,970	$93,757	$86,059	$9,533	$707,319
Ending balance: individually evaluated for impairment	$41,075	$0	$0	$0	$41,075
Ending balance: collectively evaluated for impairment	$476,895	$93,757	$86,059	$9,533	$666,244

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans along with homogeneous loans that have not exhibited any delinquency.  As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:  (dollars in thousands)

As of June 30, 2012	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$356,389	$24,156	$84,503	$78,812	$8,797	$552,657
Special mention	11,160	0	522	302	0	11,984
Substandard	37,619	4,878	1,525	228	56	44,306
Balance at End of Period	$405,168	$29,034	$86,550	$79,342	$8,853	$608,947

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Rating:
Pass	$435,266	$32,825	$87,278	$85,751	$9,462	$650,582
Special mention	9,521	0	313	44	0	9,878
Substandard	37,856	7,951	717	264	71	46,859
Balance at End of Period	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

The following tables present the Company’s loan portfolio aging analysis as of June 30, 2012 and December 31, 2011:  (dollars in thousands)

As of June 30, 2012	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$1,993	$0	$341	$566	$34	$2,934
60 to 89 days past due	0	0	0	269	3	272
Past due 90 days or more and accruing	65	0	296	18	0	379
Nonaccrual (1)	26,355	3,753	1,754	245	52	32,159
Total Past Due	28,413	3,753	2,391	1,098	89	35,744
Current	376,755	25,281	84,159	78,244	8,764	573,203
Total Loans	$405,168	$29,034	$86,550	$79,342	$8,853	$608,947

1)	Loans held for sale include $4.4 million of nonaccrual loans excluded from the table as they are not part of portfolio loans

As of December 31, 2011	Commercial and commercial mortgage loans	Construction loans	Residential mortgage loans	Second and home equity loans	Other consumer loans	Total
Loans:
30 to 59 days past due	$479	$0	$874	$526	$109	$1,988
60 to 89 days past due	0	0	0	44	1	45
Past due 90 days or more and accruing	0	0	87	0	0	87
Nonaccrual	25,962	6,826	849	264	70	33,971
Total Past Due	26,441	6,826	1,810	834	180	36,091
Current	456,202	33,950	86,498	85,225	9,353	671,228
Total Loans	$482,643	$40,776	$88,308	$86,059	$9,533	$707,319

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

The following is a summary by class of information pertaining to impaired loans as of June 30, 2012 and December 31, 2011:  (dollars in thousands)

As of June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance for Loan Losses
Impaired Loans with No Related Allowance Recorded (1):
Commercial and commercial mortgage loans	$19,094	$28,655	$0
Construction loans	3,753	3,753	0
Total Impaired Loans with No Related Allowance Recorded	$22,847	$32,408	$0

Impaired Loans with an Allowance Recorded:
Commercial and commercial mortgage loans	$14,264	$14,264	$5,850
Construction loans	1,125	1,125	98
Total Impaired Loans with an Allowance Recorded	$15,389	$15,389	$5,948

Impaired Loans:
Commercial and commercial mortgage loans	$33,358	$42,919	$5,850
Construction loans	4,878	4,878	98
Total Impaired Loans	$38,236	$47,797	$5.948

1)
Residential mortgages of $127,000 and consumer loans of $331,000 all individually less than $200,000 are not individually reviewed and are excluded from the table as they were deemed not significant to the financial statements.

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

The following is a summary by class of information related to the average recorded investment and interest income recognized on impaired loans for the three months and six months ended June 30, 2012 and 2011:  (dollars in thousands)

	Three Months Ended		Three Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$37,532	$128	$49,737	$459
Construction loans	5,644	15	9,293	74
Total Impaired Loans	$43,176	$143	$59,030	$533
Commercial and commercial mortgage loans cash basis interest included above		$134		$2

\	Six Months Ended		Six Months Ended
	June 30, 2012		June 30, 2011
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired Loans:
Commercial and commercial mortgage loans	$36,063	$240	$48,403	$1,010
Construction loans	6,413	29	9,100	129
Total Impaired Loans	$42,476	$269	$57,503	$1,139
Commercial and commercial mortgage loans cash basis interest included above		$221		$40

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

It is the Company’s practice to have any restructured loan which is on nonaccrual status prior to being restructured remain on nonaccrual status until three months of satisfactory borrower performance at which time management would consider its return to accrual status.  The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $1.5 million and $1.2 million at June 30, 2012 and December 31, 2011, respectively.  If the restructured loan is on accrual status prior to being restructured, it is reviewed to determine if the restructured loan should remain on accrual status.  The balance of accruing restructured loans was $3.5 million and $3.1 million at June 30, 2012 and December 31, 2011, respectively.

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

Performing commercial TDR loans at June 30, 2012 consist of four commercial real estate loans totaling $3.0 million of which $2.4 million are interest only. The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 5.1%, compared to 5.8% earned on the entire commercial loan portfolio in the second quarter of 2012.

Performing consumer TDR loans at June 30, 2012 consist of seven retail loans including one residential and three second mortgages which comprise $440,000 of the total retail TDR balance of $458,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and second mortgage loans was 8.0%, compared to 4.7% earned on the entire residential mortgage loan and second mortgage portfolios in the second quarter of 2012.

With regard to determination of the amount of the allowance for credit losses, all accruing restructured loans are considered to be impaired.  As a result, the determination of the amount of impaired loans for each portfolio segment within troubled debt restructurings is the same as detailed above.

A home equity loan was newly classified as a troubled debt restructuring for the three months and six months ended June 30, 2012 for $194,000.  This home equity TDR combined two home equity loans of the customer into one home equity loan that is interest only and which exceeded the Company’s criteria for loan to value.  For the three months and six months ended June 30, 2011, a commercial mortgage was newly classified as a troubled debt restructuring for $1.4 million.  This $1.4 million TDR loan was restructured as an interest only note, as cash flow projections did not support an amortizing payment.  No troubled debt restructurings subsequently defaulted in the six months ended June 30, 2012 and 2011.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of June 30, 2012, the time frame used to determine charge off percentages was July 1, 2009 through June 30, 2012.

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

12. Acquisition Update

In a press release dated January 25, 2012, Old National Bancorp announced its intent to acquire the Company in an all stock transaction.  Under the terms of the merger agreement, which was approved by the boards of both companies, Company shareholders will receive 1.90 shares of Old National Bancorp common stock for each share of Company common stock held by them.  As provided in the merger agreement, the exchange ratio is subject to certain adjustments (calculated prior to closing) under circumstances where the consolidated shareholders’ equity of the Company is below a specified amount, the loan delinquencies of Indiana Community Bancorp exceed a specified amount or the credit mark for certain “Special Loans” of the Company (as defined in the merger agreement) falls outside a specified range.   If the exchange ratio were measured as of May 31, 2012, including additional changes to the credit mark for Special Loans (as defined in the merger agreement) for information (such as appraisals, loan sales and refinancings) through June 18, 2012, no adjustments to the 1.90 exchange ratio would be required as a result of the shareholders’ equity, delinquent loan, or credit mark levels and the exchange ratio would be 1.90 shares of Old National Bancorp common stock for each share of Indiana Community Bancorp common stock. It is important to note, however, that the exchange ratio may be adjusted up or down between May 31, 2012, and 10 days before the closing of the merger based on further changes in the credit mark for the Special Loans. The transaction is expected to close in the third quarter of 2012, subject to approval by federal and state regulatory authorities and the Company's shareholders and the satisfaction of the closing conditions provided in the merger agreement.  In connection with the Merger, executive officers covered by Supplemental Executive Retirement Agreements will receive payment for amounts previously earned.  Additionally, outstanding employee options and restricted shares will be vested and converted to Old National Bancorp shares.  As a result of the merger, two employees will have their change in control agreements assumed and paid by Old National Bank.

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

14. Subsequent Event
In the third quarter, the Company repurchased four branch buildings sold in 2007 as part of a sale lease back transaction.  The purchase price of the four buildings was $3.7 million.

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

RECENT DEVELOPMENTS

New Proposed Capital Rules. On June 7, 2012, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank.  The FDIC and the Office of the Comptroller of the Currency subsequently approved these proposed rules on June 12, 2012.  The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.  “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.  The proposed rules are subject to a comment period running through September 7, 2012.

The proposed rules include new risk-based capital and leverage ratios, which would be phased in from 2013 to 2019, and would refine the definition of what constitutes “capital” for purposes of calculating those ratios.  The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions.  The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%.  The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount.  These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

Basel III provided discretion for regulators to impose an additional buffer, the “countercyclical buffer,” of up to 2.5% of common equity Tier 1 capital to take into account the macro-financial environment and periods of excessive credit growth.  However, the proposed rules permit the countercyclical buffer to be applied only to “advanced approach banks” ( i.e. , banks with $250 billion or more in total assets or $10 billion or more in total foreign exposures), which currently excludes the Company and the Bank.  The proposed rules also implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which would be phased out over time.

The federal bank regulatory agencies also proposed revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness.  These revisions would take effect January 1, 2015.  Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions would be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%; (ii) a Tier 1 capital ratio of 8% (increased from 6%); (iii) a total capital ratio of 10% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 5% (increased from 4%).

The proposed rules set forth certain changes for the calculation of risk-weighted assets, which we would be required to utilize beginning January 1, 2015.  The standardized approach proposed rule utilizes an increased number of credit risk exposure categories and risk weights, and also addresses: (i) a proposed alternative standard of creditworthiness consistent with Section 939A of the Dodd-Frank Act; (ii) revisions to recognition of credit risk mitigation; (iii) rules for risk weighting of equity exposures and past due loans; (iv) revised capital treatment for derivatives and repo-style transactions; and (v) disclosure requirements for top-tier banking organizations with $50 billion or more in total assets that are not subject to the “advance approach rules” that apply to banks with greater than $250 billion in consolidated assets.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the proposed rules if they were presently in effect.

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

All delinquent loans that are 90 days past due are included on the Asset Watch List.  The Asset Watch List is reviewed quarterly by the Asset Watch Committee for any classification beyond the regulatory rating based on a loan’s delinquency.  Commercial and commercial real estate loans are individually risk rated pursuant to the loan policy. Specific reserves are assigned on impaired loans based on the measurement criteria noted above.  Homogeneous loans such as consumer and residential mortgage loans are not individually risk rated by management.  They are pooled based on historical portfolio data that management believes will provide a reasonable basis for the loans’ quality.  For all loans not listed individually on the Asset Watch List, and those loans included on the Asset Watch List but not deemed impaired, historical loss rates are the basis for developing expected charge-offs for each pool of loans.  In December 2010, management determined to increase the timeframe of the historical loss rates from the last two years by one quarter, each quarter, until a rolling three years is reached.  This was done to accurately reflect the risk inherent in the portfolio.  Management continually monitors portfolio conditions to determine if the appropriate charge off percentages in the allowance calculation reflect the expected losses in the portfolio.  As of June 30, 2012, the time frame used to determine charge off percentages was July 1, 2009 through June 30, 2012.

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

Valuation of Securities
Securities are classified as available-for-sale on the date of purchase.  Available-for-sale securities are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income, net of related deferred income taxes, on the consolidated balance sheets.  The fair value of a security is determined based on quoted market prices. If quoted market prices are not available, fair value is determined based on quoted prices of similar instruments.  Realized securities gains or losses are reported within non-interest income in the condensed consolidated statements of operations.  The cost of securities sold is based on the specific identification method.  Available-for-sale securities are reviewed quarterly for possible other-than-temporary impairment.  The review includes an analysis of the facts and circumstances of each individual investment such as the severity of loss, the length of time the fair value has been below cost, the expectation for that security’s performance, the present value of expected future cash flows, and the creditworthiness of the issuer.  Based on the results of these considerations and because the Company does not intend to sell investments and it is not more-likely-than-not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity, the Company does not consider these investments to be other than temporarily impaired.  When a decline in value is considered to be other-than-temporary, the cost basis of the security will be reduced and the credit portion of the loss is recorded within non-interest income in the consolidated statements of operations.

RESULTS OF OPERATIONS:
Quarter Ended June 30, 2012 Compared to Quarter Ended June 30, 2011
General
The Company reported a net loss of $2.9 million for the quarter ended June 30, 2012 compared to net income of $845,000 for the quarter ended June 30, 2011.  Basic and diluted earnings / (loss) per common share were $(0.94) and $0.16, for the quarters ended June 30, 2012 and 2011, respectively.  The primary reason for the net loss in the quarter ended June 30, 2012, was the $8.3 million provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $633,000 or 7.5% to $7.8 million for the quarter ended June 30, 2012, as compared to $8.5 million for the quarter ended June 30, 2011.  The primary reason for the decrease in net interest income was a net decrease in interest earning assets less interest bearing liabilities of $23.1 million for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011.  A factor offsetting the impact of the net decrease in interest earning assets less interest bearing liabilities on net interest income is the 21 basis points increase in the net interest margin of 3.49% for the quarter ended June 30, 2011 to 3.70% for the quarter ended June 30, 2012.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 38 basis points, than the rates earned on interest bearing assets, which declined 14 basis points, for the two comparative quarters.

Provision for Loan Losses
The provision for loan losses increased $5.6 million to $8.3 million for the quarter ended June 30, 2012, compared to $2.7 million for the quarter ended June 30, 2011.  Net charge offs were $6.4 million for the current quarter compared to $3.2 million for the second quarter of 2011.  During the second quarter, the Company resolved eight problem loan relationships including seven relationships from the list of Special Loans, being monitored for purposes of determining adjustments to the exchange ratio in the merger of the Company with Old National Bancorp (the “Special Loans”).  The seven relationships from the list of Special Loans had total balances at the beginning of 2012 of approximately $33 million and resulted in charge offs during the second quarter of $4.3 million.  The Company was able to resolve these relationships through a combination of sale of the underlying collateral and customers refinancing with other banks.  In addition, the Company recorded a charge off during the second quarter of $1.4 million on a multipurpose commercial real estate development loan based on an updated appraised value.  As mentioned in the previous quarter, the Company was informed by one of its largest customers at the end of the first quarter that fraudulent financial information and borrowing base certificates had been provided to the Company throughout 2011.  During the second quarter, further investigation and forensic accounting work was done relative to the accounts receivable and inventory of the company and updated appraisals were obtained for the equipment and facilities which serve as collateral for the loan.  Based on this updated information, the Company increased the specific reserve by $2.75 million to $5.85 million at the end of the second quarter to recognize the collateral shortfall on this relationship.

The Company’s allowance for loan losses increased, $1.9 million to $20.0 million, during the second quarter of 2012. The ratio of allowance for loan losses to nonperforming loans increased from 40.3% at December 30, 2011 to 55.6% at June 30, 2012. The ratio of the allowance for loan losses to total loans increased to 3.29% at June 30, 2012, from 2.12% at December 31, 2011 primarily due to the large specific reserve noted above.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the allowance for loan loss for the three months ended June 30, 2012 and 2011 is as follows:

Quarter ended June 30: (in thousands)	2012	2011

Allowance beginning balance	$18,137	$14,578
Provision for loan losses	8,273	2,689
Charge-offs	(6,490)	(3,408)
Recoveries	96	164
Allowance ending balance	$20,016	$14,023

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was a loss of $443,000 for the three month period ended June 30, 2012; a decrease of $6.2 million as compared to net interest income after provision for loan losses of $5.8 million for the three month period ended June 30, 2011.

Interest Income
Total interest income for the three months ended June 30, 2012 decreased $1.7 million or 15.5% from $11.1 million for the quarter ending June 30, 2011 to $9.3 million for the quarter ending June 30, 2012.  Three factors impacting the decrease in interest income are; 1) the $121.8 million decrease in average interest earning assets.  The average balances of loans decreased $84.8 million for the quarter ended June 30, 2012, as compared to the quarter ended June 30, 2011, as the Company worked to reduce the balance of Special Loans, as defined in the merger agreement with Old National Bancorp.  Additionally, average balances of securities available for sale decreased $68.5 million in the second quarter of 2012 compared to the second quarter of 2011.  The Company sold approximately $71.0 million investment securities in the third quarter of 2011 using the funds to prepay $55.0 million of FHLB advances; 2) the average balance of nonaccrual loans for the second quarter 2012 was $37.4 million as compared to the average balance of nonaccrual loans for the second quarter 2011 of $23.6 million and 3.) a 14 basis point decline in the interest earned on average interest earning assets for the two comparative quarters.

Interest Expense
Total interest expense for the three months ended June 30, 2012 decreased $1.1 million or 41.5% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 38 basis points, from the three month period ended June 30, 2012 compared to the three month period ended June 30, 2011.  The decrease in rates paid on interest bearing liabilities resulted primarily from the changing mix of demand and interest bearing liabilities.  The average balances of demand accounts, which currently do not earn interest increased $14.9 million.  The decrease in average balances of higher costing certificates of deposit was $57.9 million for the second quarter of 2012 as compared to the second quarter of 2011.  The average rate paid on all retail deposits decreased approximately 36 basis points over the comparative periods.  In addition, the prepayment of $55.0 million of FHLB advances during the third quarter of 2011 accounted for $261,000 of the decrease in interest expense.

Non-Interest Income
Total non-interest income increased $140,000 or 5.2% to $2.8 million for the quarter.  This increase was primarily due to a $96,000 or 27.4% increase in the gain on sale of loans.  In the current low rate environment the Company received an additional $4.8 million from proceeds on loan sales for the quarter ended June 30, 2012, as compared to the same quarter of the prior year.
Various other categories of non-interest income posted small increases and decreases which netted to a $44,000 increase in non-interest income.

Non-Interest Expenses
Non-interest expenses remained fairly static decreasing 1.0% or $73,000 to $7.3 million for the quarter.  The decrease was the net result of increases in merger expenses of $219,000, as well as increased service bureau expenses of $165,000.  Offsetting these increases in non-interest expense were decreases in compensation and employee benefits of $150,000, due primarily to a reduction in personnel as a result of merger related attrition, as well as decreases in marketing expenses of $138,000.  Various other categories of non-interest expense posted small increases and decreases which netted to a $169,000 decrease in these items of non-interest expense.

Taxes
Pretax loss for the quarter ended June 30, 2012 was $4.9 million compared to pretax income of $1.1 million for the quarter ended June 30, 2011.  In the quarter ended June 30, 2012, the Company’s pretax loss of $4.9 million resulted in a tax credit of $2.0 million after considering permanent federal and state tax differences of approximately $20,000 and $170,000, respectively.  In the quarter ended June 30, 2011, the Company recorded pretax income of $1.1 million resulting in a tax expense of $275,000 after considering federal and state permanent tax differences of approximately $208,000 and $1.1 million, respectively.   As of June 30, 2012, the Company had a deferred tax asset of $10.5 million.  Based on proforma core earnings of the Company in combination with anticipated charge offs, management anticipates generating sufficient pretax income over the next four years which would result in the realization of the deferred tax asset.  Therefore, no valuation allowance was established for the deferred tax asset.  Additionally, current expectations are that the combined income of the merged companies will generate sufficient income in future years to realize the deferred tax asset.

RESULTS OF OPERATIONS:
Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
General
The Company reported a net loss of $5.5 million for the six months ended June 30, 2012 compared to net income of $2.2 million for the six months ended June 30, 2011.  Basic and diluted earnings / (loss) per common share were $(1.80) and $0.47, for the six months ended June 30, 2012 and 2011, respectively.  The primary reason for the net loss in the six months ended June 30, 2012, was the $16.0 million provision for loan losses.

Net Interest Income
Net interest income before provision for loan losses decreased $1.0 million or 6.1% to $16.0 million for the six months ended June 30, 2012, as compared to $17.1 million for the six months ended June 30, 2011.  The primary reason for the decrease in net interest income was a net decrease in interest earning assets less interest bearing liabilities of $19.1 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.  A factor offsetting the impact of the net decrease of interest earning assets less interest bearing liabilities on net interest income, is the 19 basis points increase in the net interest margin to 3.56% for the six months ended June 30, 2011 compared to 3.75% for the six months ended June 30, 2012.  The increase in the net interest margin was due to the rates paid on interest bearing liabilities declining more rapidly, by 37 basis points, than the rates earned on interest bearing assets, which declined 15 basis points, for the two comparative six months.

Provision for Loan Losses
The provision for loan losses increased $11.8 million to $16.0 million for the six months ended June 30, 2012, compared to $4.2 million for the same period ended June 30, 2011.  Net charge offs were $11.0 million for the 2012 year to date period compared to $4.8 million for the 2011 year to date period.  Beginning in late March and continuing through the second quarter, the Company resolved nine problem loan relationships from the list of Special Loans, being monitored for purposes of determining adjustments to the exchange ratio in the merger of the Company with Old National Bancorp (the “Special Loans”).  The nine relationships from the list of Special Loans had total balances at the beginning of 2012 of approximately $42 million and resulted in charge offs during the first half of 2012 totaling $7.1 million.  As mentioned in the previous quarter, the Company was informed by one of its largest customers at the end of the first quarter that fraudulent financial information and borrowing base certificates had been provided to the Company throughout 2011.  During the second quarter, further investigation and forensic accounting work was done relative to the accounts receivable and inventory of the company and updated appraisals were obtained for the equipment and facilities which serve as collateral for the loan.  Based on this updated information, the Company increased the specific reserve by $2.75 million to $5.85 million at the end of the second quarter to recognize the collateral shortfall on this relationship.  In addition, the Company had charge offs on three loans secured by real estate totaling $2.4 million based on updated appraisals.

The Company’s allowance for loan losses increased $5.0 million to $20.0 million at June 30, 2012. The ratio of allowance for loan losses to nonperforming loans increased from 40.3% at December 30, 2011, to 55.6% at June 30, 2012. The ratio of the allowance for loan losses to total loans increased to 3.29% at June 30, 2012, from 2.12% at December 31, 2011 primarily due to the large specific reserve noted above.  See the Critical Accounting Policies, Allowance for Loan Losses section for a description of the systematic analysis the Bank uses to determine its allowance for loan losses.

The change to the allowance for loan loss for the six months ended June 30, 2012 and 2011 is as follows:

Six months ended June 30: (in thousands)	2012	2011

Allowance beginning balance	$14,984	$14,606
Provision for loan losses	16,012	4,247
Charge-offs	(11,512)	(5,117)
Recoveries	532	287
Allowance ending balance	$20,016	$14,023

See “Asset Quality” section for further discussion including specific discussion of the coverage ratio (allowance to non-performing loans).

Net interest income after provision for loan losses was $20,000 for the six month period ended June 30, 2012; a decrease of $12.8 million as compared to net interest income after provision for loan losses of $12.8 million for the six month period ended June 30, 2011.

Interest Income
Total interest income for the six months ended June 30, 2012 decreased $3.1 million or 13.9% from $22.3 million for the six months ending June 30, 2011 to $19.2 million for the six months ending June 30, 2012.  Factors impacting the decrease in interest income are; 1) a net $108.2 million decrease in average interest earning assets.  The decrease in average interest earning assets was due to a $68.5 million decrease in the average balance of available for sale securities in the second quarter of 2012 compared to the second quarter 2011.  The Company sold approximately $71.0 million investment securities in the third quarter of 2011 using the funds to prepay $55.0 million of FHLB advances; 2)  the average balances of loans decreased $84.5 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011;  3) cash and cash equivalents, a relatively low earning asset, increased $31.5 million over the two comparative periods; 4) the average balance of nonaccrual loans for the 2012 year to date period was $37.4 million as compared to the average balance of nonaccrual loans for the 2011 year to date period of $23.6 million; and 5) a 19 basis point decline in the interest earned on average interest earning assets for the two comparative six months.

Interest Expense
Total interest expense for the six months ended June 30, 2012 decreased $2.1 million or 38.9% as compared to the same period a year ago.  The weighted average interest rates paid on average interest bearing liabilities decreased 37 basis points, from the six month period ended June 30, 2012 compared to the six month period ended June 30, 2011.  The decrease in rates paid on interest bearing liabilities resulted primarily from the changing mix of demand and interest bearing liabilities.  The average balances of demand accounts, which currently do not earn interest increased $15.6 million.  Average consumer interest checking balances increased $26.7 million, while public fund interest checking balances decreased $21.3 million.  The decrease in average balance of money market accounts was $4.8 million.  The decrease in average balances of higher costing certificates of deposit was $55.5 million for the second six months of 2012 as compared to the second six months of 2011.  The average rate paid on all retail deposits decreased approximately 36 basis points over the comparative periods.  In addition, the prepayment of $55.0 million of FHLB advances during the third six months of 2011 accounted for $521,000 of the decrease in interest expense.

Non-Interest Income
Total non-interest income increased $667,000 or 13.2% to $5.7 million for the six months ended June 30, 2012 compared to $5.0 million for the six months ended June 30, 2011.  This increase was due primarily to three net factors; a)  an $299,000 increase on the gain on sale of loans; b) a $434,000 increase in net gain/(loss) on real estate owned; and c) a $194,000 decrease in gain on securities.  The increase in gain on sale of loans resulted from an increase of $11.8 million in proceeds from loan sales and a 11 basis point increase in the return on loan sales.  A $482,000 write down on real estate owned, (REO), due to sales negotiations, resulted in a net loss on REO of $411,000 in the six month period ended June 30, 2011.  In comparison there was very minimal activity in REO sales in the six months period ended June 30, 2012.  Non-interest income decreased $194,000 for gains on the sale of securities that occurred in the six months year to date of 2011 while no gains were reported for the six months year to date of 2012.  Various other categories of non-interest income posted small increases and decreases which netted to a $128,000 increase in non-interest income.

Non-Interest Expenses
Total non-interest expenses remained constant at $14.9 million for six month periods ended June 30, 2012 and 2011, however there were significant fluctuations within various categories of non-interest expense.  Compensation and employee benefits decreased $152,000 due to employee attrition associated with the pending merger, as well as decreased bonus and restricted stock expenses.  FDIC insurance expense decreased $258,000.  Effective April 1, 2011, the Federal Deposit Insurance Corporation, (FDIC) changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Company benefitted from the change in the assessment base, which reduced its deposit premiums.  Marketing expense decreased $216,000 compared to the prior year’s six month period, as marketing efforts of the Company are being led by

ONB.  Real estate owned expenses decreased $110,000, as the Company was involved in building out unfinished condos in 2011 and has not engaged in that activity in 2012.  Merger expenses in 2012 are $721,000, which are primarily related to professional fees and data conversion activities.

Taxes
Pretax loss for the six months ended June 30, 2012 was $9.2 million compared to pretax income of $2.9 million for the six months ended June 30, 2011.  In the six months ended June 30, 2012, the Company’s pretax loss of $9.2 million resulted in a tax credit of $3.7 million after considering permanent federal and state tax differences of approximately $209,000 and $1.0 million, respectively.  In the six months ended June 30, 2011, the Company recorded pretax income of $2.9 million that resulting in a tax expense of $765,000 after considering federal and state permanent tax differences of approximately $298,000 and $2.3 million, respectively.   As of June 30, 2012, the Company had a deferred tax asset of $10.5 million.  Based on proforma core earnings of the Company in combination with anticipated charge offs, management anticipates generating sufficient pretax income over the next four years which would result in the realization of the deferred tax asset.  Therefore, no valuation allowance was established for the deferred tax asset.  Additionally, current expectations are that the combined income of the merged companies will generate sufficient income in future years to realize the deferred tax asset.

Asset Quality
The following table sets forth information concerning non-performing assets of the Company.  Real estate owned includes property acquired in settlement of foreclosed loans that is carried at net realizable value. (dollars in thousands)

As of	June 30,	December 31,
	2012	2011
Non-accruing loans
Residential mortgage loans	$1,754	$849
Commercial and commercial real estate loans	30,108	32,788
Second and home equity loans	245	264
Other consumer loans	52	70
Total	32,159	33,971

90 days past due and still accruing loans
Residential mortgage loans	296	87
Commercial and commercial mortgage loans	65	0
Second and home equity loans	18	0
Total	379	87
Troubled debt restructured loans	3,455	3,082
Total non performing loans	35,993	37,140
Real estate owned	7,121	5,736
Loans held for sale	4,373	0
Total non-performing assets	$47,487	$42,876
Non-performing assets to total assets	5.07%	4.35%
Non-performing loans to total loans	5.91%	5.25%
Allowance for loan losses to non-performing loans	55.61%	40.34%

Nonperforming assets totaled $47.5 million at June 30, 2012 compared to $42.9 million at December 31, 2011.  The increase in nonperforming assets is related primarily to the migration into nonperforming loans of a large commercial customer that was the victim of internal fraud partially offset by charge offs.  The ratio of nonperforming assets to total assets was 5.07% at June 30, 2012 compared to 4.35% at December 31, 2011.

The total amount of TDR loans was $5.0 million as of the June 30, 2012. Of these loans, $1.5 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans total $3.5 million.  TDRs at June 30, 2012 included two commercial loans which totaled $2.1 million, or 61%, of total TDRs.  Both of these loans represent the smaller portion or “B” note of larger relationships.  In both relationships, the larger or “A” note requires both principal and interest payments while the “B” note receives interest only payments.   Two other TDR loans totaling $897,000 have been modified to interest only loans as the current cash flow position of the borrower does not support amortizing payments.  The TDR loans as listed in the table are paying interest in accordance with modified terms.  Comparatively, the total amount of TDR loans was $4.2 million as of the December 31, 2011. Of these loans $1.2 million were on non accrual status and were classified as non accrual loans within non performing loans. The remaining TDR loans totaled $3.0 million represent relationships described above.

The Company does not generally forgive principal or interest on restructured loans.  However, when a loan is restructured, income and principal are generally received on a delayed basis as compared to the original repayment schedule.  The Company generally receives more interest than originally scheduled, as the loan remains outstanding for longer periods of time, sometimes with higher average balances than originally scheduled. The average yield on modified commercial loans was 5.1%, compared to 4.2% earned on the entire commercial loan portfolio as of June 30, 2012.

Performing consumer TDR loans at June 30, 2012 consist of seven retail loans including one residential and three second mortgages which comprise $440,000 of the total retail TDR balance of $458,000.  The consumer TDR loans have been restructured at less than market terms and include rate modifications, extension of maturity, and forbearance. The average yield on modified residential mortgage and second mortgage loans was 8.0%, compared to 4.2% earned on the entire residential mortgage loan and second mortgage portfolios as of June 30, 2012.

When considering the restructuring of a loan, when the borrower is having financial difficulty, the Company performs a complete analysis and underwrites the loan as it would any new origination.  The analysis and underwriting considers the most recent debt service coverage analysis, pro forma financial projections prepared by the borrower, evaluation of cash flow and liquidity available from other sources tied to the credit and updated collateral valuations.  Upon completion of the detailed analysis and underwriting of the credit, the Company determines whether there is a loan structure that can be supported by the current and projected operations of the borrower.  The Company also considers whether the changes necessary to accomplish the pro forma financial projections appear reasonable and achievable.  This determination is based on discussions with the borrower to review the plan and to understand the financial projections.  Additionally, the Company considers and reviews those portions of the plan that may already have been implemented.  The Company will modify the original terms of the loan agreement only when there is evidence that the plan and financial projections are achievable and that these improvements will allow for repayment of the debt in the future.  Such loans are then accounted for as TDRs.  The key factor the Company considers when determining whether a loan is classified as an accruing TDR or should be included as a nonaccrual loan is whether the loan is expected to be able to perform according to the restructured terms. The primary factor for determining if a loan will perform under the restructured terms is an analysis of the borrower’s current cash flow projections and current financial position to verify the borrower can generate adequate cash flow to support the restructured debt service requirements.  The Company sometimes restructures non accrual loans to improve its collateral position.  A non accrual loan that is restructured would continue to be classified as non accrual until such time that there is no longer any doubt as to the collection of all principal and interest owed under the contractual terms of the restructured agreement. The Company generally requires all non accrual loans to perform under the terms of the restructured agreement for a period of not less than three months before returning to accrual status. All loans the Company classifies as TDR are performing according to their restructured terms.  TDR loans are analyzed for non accrual status using the same criteria as other loans in the Company’s portfolio. Prior to being classified as TDR loans an immaterial amount was charged off.  No loans modified and classified as TDR loans have had any charge offs.   There is currently no specific allowance allocated to TDR loans.  For additional information regarding TDR loans see note 12 to the financial statements.

The allowance for loan losses increased $5.0 million to $20.0 million as of June 30, 2012, from $14.9 million as of December 31, 2011.  The ratio of the allowance for loan losses to total loans was 3.29% at June 30, 2012 compared to 2.12% at December 31, 2011.  See further discussion in the Critical Accounting Policies.

The allowance for loan losses consists of three components. The amount of reserves assigned based on historical loss rates, specific reserves assigned to individual loans and the qualitative/environmental allocation. Please see note 11 to the financial statements for a discussion of each of these components. The following table indicates the portion of the allowance for loan loss management has allocated, by component, to each loan type. (dollars in thousands)

As of	June 30,	December 31,
	2011	2011
Residential mortgage loans
Allowance based on historical loss rates	$604	$496
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	13	8
Total allowance for residential mortgages	617	504

Commercial and commercial mortgage loans
Allowance based on historical loss rates	10,185	10,507
Specific allowance assigned to individual loans	5,948	545
Qualitative/environmental allowance	2,679	2,639
Total allowance for commercial and commercial mortgage loans	18,812	13,691

Second and home equity loans
Allowance based on historical loss rates	407	555
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	8	1
Total allowance for second and home equity loans	415	556

Other consumer loans
Allowance based on historical loss rates	100	136
Specific allowance assigned to individual loans	0	0
Qualitative/environmental allowance	72	97
Total allowance for other consumer loans	172	233
Total Allowance for Loan Losses	$20,016	$14,984

Management reassigned all of the qualitative/environmental allowance to the commercial and commercial mortgage loan category based on a review of the past two years and current year to date net charge off history.  This review indicated that the allowance based on historical loss rates for the residential mortgage loans, second and home equity loans and other consumer loans categories should be adequate. Net recoveries for residential mortgages and second and home equity loans are $0 and $3,000, respectively, for the six months ended June 30, 2012.  Net charge offs for other consumer loans and commercial and commercial real estate loans are $9,000 and $11.0 million, respectively for the same period.

The $8.3 million increase in nonperforming assets quarter over quarter resulted in a corresponding $1.9 million increase in the allowance for loan losses due to the increase in the specific reserve of $2.75 million for the customer who experienced fraudulent activity as discussed in the provision for loan losses section.

The Company has 46.1% of its assets in commercial installment and commercial real estate loans.  The following table segregates the commercial installment and commercial real estate portfolio by property type, where the total of the property type exceeds 1% of Bank assets as of June 30, 2012. (dollars in thousands)

Property Description	BALANCE	PERCENTAGE OF BANK ASSETS
Accounts Receivable, Inventory, and Equipment	57,639	6.16%
Shopping Center	45,447	4.86%
Manufacturing Business/Industrial	37,552	4.02%
Office Building	34,226	3.66%
Medical Building	31,093	3.32%
Warehouse	29,475	3.15%
Land Only	28,668	3.07%
Apartment Building	26,467	2.83%
Motel	25,661	2.74%
Retail Business Store	23,054	2.47%
Athletic/Recreational/School	11,882	1.27%
Restaurant	11,651	1.25%
Other	10,842	1.16%
Non-Margin Stock	9,887	1.06%

FINANCIAL CONDITION:
Total assets as of June 30, 2012, were $936.1 million, a decrease of $48.5 million or 4.9% from December 31, 2011, total assets of $984.6 million.  Portfolio loans decreased $98.4 million from December 31, 2011.  Commercial and commercial real estate loans have decreased $86.2 million in 2012.  Commercial and commercial mortgage loan charge offs of $11.4 million, driven partially by activities designed to reduce balances of Special Loans identified in the merger agreement, accounted for 13.2% of the decreased balance in this loan segment.   Additionally transfers of certain Special Loans to the held for sale category totaled $18.0 million in 2012.  Of this $18.0 million, $3.5 million was sold during the 2012.  Seconds and home equity loan balances have declined $6.7 million partially due to customers taking advantage of low rates and refinancing these loans into first mortgages.  The Company currently sells the vast majority of residential first mortgages it originates in the secondary market.  Certificates of deposits decreased $22.8 million year to date as the Company does not negotiate rates for single service certificate of deposit customers.  Higher rate public fund and commercial interest checking decreased $35.9 million while retail interest checking increased $2.7 million resulting in a net decrease in interest checking of $33.2 million.  Demand deposits and savings and money market accounts have increased $6.4 million, $4.3 million and $5.1 million, respectively.  This increase in transaction account balances is a reflection of the Company’s current marketing and sales activities focus on transaction accounts aimed at attracting new customers and expanding relationships with existing customers.

Shareholders' equity decreased $5.2 million during the first six months of 2012.  Retained earnings decreased $5.5 million from net loss, decreased $605,000 for dividend payments on common and preferred stock, and $56,000 for the amortization of the discount on preferred stock.  Common stock increased $122,000 from recognition of compensation expense associated with restricted stock issued.  Additionally, the Company had other comprehensive income from unrealized gains in its securities available for sale portfolio, net of tax, of $810,000 for the six months ended June 30, 2012.

At June 30, 2012, the Company and the Bank exceeded all current applicable regulatory capital requirements as follows:

	Actual		For Capital Adequacy Purposes		To Be Categorized As “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2012
Total risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$99,662	13.78%	$57,843	8.0%	$72,304	10.0%
Indiana Community Bancorp Consolidated	$100,074	13.82%	$57,918	8.0%	$72,397	10.0%
Tier 1 risk-based capital
(to risk-weighted assets)
Indiana Bank and Trust Company	$90,448	12.51%	$28,922	4.0%	$43,383	6.0%
Indiana Community Bancorp Consolidated	$90,889	12.55%	$28,959	4.0%	$43,438	6.0%
Tier 1 leverage capital
(to average assets)
Indiana Bank and Trust Company	$90,488	9.60%	$37,685	4.0%	$47,106	5.0%
Indiana Community Bancorp Consolidated	$90,889	9.64%	$37,722	4.0%	$47,153	5.0%

See “Recent Developments – New Proposed Capital Rules” for a description of the new capital ratios that are to be phased in beginning in 2013.

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

Liquidity Resources
Historically, the Company has maintained its liquid assets at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows.  Cash flow projections are regularly reviewed and updated to assure that adequate liquidity is maintained.  Cash for these purposes is generated through the sale or maturity of investment securities and loan sales and repayments, and may be generated through increases in deposits.  Loan payments are a relatively stable source of funds, while deposit flows are influenced significantly by the level of interest rates and general money market conditions.  The Company’s primary source of funding is its base of core customer deposits.  Core deposits consist of non-interest bearing, checking, savings and money market deposits and certificate accounts of $100,000 or less.  Other sources of funds are certificate accounts greater than $100,000 and public funds certificates.  Borrowings may be used to compensate for reductions in other sources of funds such as deposits.  As a member of the Federal Home Loan Bank (“FHLB”) system, the Company may borrow from the FHLB of Indianapolis.  At June 30, 2012, the Company had no FHLB advances outstanding.  The Company does have a $15.0 million overdraft line of credit with the FHLB which had no balance as of June 30, 2012.  The Company was eligible to borrow from the FHLB additional amounts up to $65.2 million at June 30, 2012.  Certificates of deposit represent an important source of funds for the Company.  Historically, the Company has been able to retain certificate balances by providing competitive pricing in line with rates offered by other institutions in the Company’s market area.  During periods of low interest rates, customer preferences shift from certificates to interest bearing transaction accounts.  Of the $156.4 million in certificate accounts maturing in 2012, $25.6 million are at rates of 2.0% or greater which is higher than rates currently available.  As a result the Company anticipates that the rollover of certificates will be lower than historical levels.  The expected result is a continued downward trend in certificate balances.  However, the Company expects that a portion of these balances will be converted to or deposited in existing interest bearing transaction accounts with the Company.  The Company’s total transaction accounts decreased 2.9 % during the six months ended June 30, 2012 following a 19.9% increase during 2011.  Certificate accounts decreased 8.7% for the six months ended June 30, 2012 after decreasing 22.6% in 2011.  The certificates maturing in the next twelve months as a percentage of total certificates were 65.1% for the six months ended June 30, 2012 compared to 59.5% at December 31, 2011.  The Company continually monitors balance trends along with customer preferences and competitive pricing within the Company’s market footprint to manage this critical liquidity component.

In addition at June 30, 2012, the Company had commitments to purchase loans of $3.6 million, as well as commitments to fund loan originations of $23.0 million, unused home equity lines of credit of $37.7 million and unused commercial lines of credit of $44.8 million, as well as commitments to sell loans of $18.9 million.  Generally, a significant portion of amounts available in lines of credit will not be drawn.  Commitments to borrow or extend credit do not necessarily represent future cash requirements in that these commitments often expire without being drawn upon.  Commitments to fund lines of credit and undisbursed portions of loan in process have remained relatively steady at 32.2% and 31.8% of the total credit at June 30, 2012 and December 31, 2011, respectively.  In the opinion of management, the Company has sufficient cash flow and borrowing capacity to meet current and anticipated funding commitments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information on the Company’s repurchases of shares of its common stock during the three months ended June 30, 2012.

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs (1)	Maximum number of shares that may yet be purchased under the plans or programs (1)
April 2012	0	$00.00	0	156,612
May 2012	0	$00.00	0	156,612
June 2012	0	$00.00	0	156,612
Second Quarter	0	$00.00	0	156,612

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

Indiana Community Bancorp

Date:	August 14, 2012
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