Form 10-Q/A
period 2012-06-30
INDIANA COMMUNITY BANCORP
filed 2012-09-13
CIK 867493

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

Common Stock, no par value – 3,420,879 shares outstanding

EXPLANATORY NOTE

The Form 10Q/A amends the Quarterly Report on Form 10-Q of Indiana Community Bancorp for the quarterly period ended June 30, 2012 (the “Form 10-Q’), as filed with the Securities and Exchange Commission on August 14, 2012, for the sole purpose of furnishing the Interactive Data Files as Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

Item 6.  Exhibits

31.1	Certification required by 12 C.F.R. 240.13a-14(a) (1)

31.2	Certification required by 12 C.F.R. 240.13a-14(a) (1)

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)

101	Interactive data files pursuant to Rule 405 of Regulation S-T:*
101.INS - XBRL Taxonomy Instance Document (2)
101.SCH - XBRL Taxonomy Extension Schema (2)
101.CAL - XBRL Taxonomy Extension Calculation Linkbase (2)
101.DEF - XBRL Taxonomy Extension Definition Linkbase (2)
101.LAB - XBRL Taxonomy Extension Label Linkbase (2)
101.PRE - XBRL Taxonomy Extension Presentation Linkbase (2)
_________________

*This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 and otherwise is not subject to liability under those sections. The financial information contained in the XBRL documents is unaudited and unreviewed.

(1)	Previously filed
(2)	Furnished, not filed, herewith

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned thereto duly authorized.

Indiana Community Bancorp

Date:	September 11, 2012
/s/ Mark T. Gorski
Mark T. Gorski, Executive Vice President,
Treasurer, and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description	Location
31(1)	Certification required by 12 C.F.R. 240.13a-14(a)	Previously Filed

31(2)	Certification required by 12 C.F.R. 240.13a-14(a)	Previously Filed

32	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Previously Filed

101.INS	XBRL Instance Document	Attached

101.SCH	XBRL Taxonomy Extension Schema	Attached

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Attached

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Attached

101.LAB	XBRL Taxonomy Extension Label Linkbase	Attached

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Attached

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